Form 10QSB
period 1996-03-31
CNB INC /FL
filed 1996-05-15
CIK 852618

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                   FORM 10-QSB


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended   March 31, 1996
                                        -----------------

                                         OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from ________ to ________





                           Commission File No.  33-29695-A

                                      CNB, INC.
                           -------------------------------
                           (Name of Small Business Issuer)


            FLORIDA                                     59-2958616
  ---------------------------------                 -------------------
  (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

  Post Office Box 3239
  201 North Marion Street
  Lake City, Florida                                       32056
  ----------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)


  Registrant's telephone number, including area code: (904) 755-3240








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes _X_    No ___

The number of shares of the registrant's common stock outstanding as of April 30, 1996 was 1,639,733 shares, $0.01 par value per share.

                                  CNB, INC.
                       FINANCIAL REPORT ON FORM 10-Q




                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
      Item 1.  Financial Statements
               Consolidated Balance Sheets (Unaudited). . . . . . . . . . . . 3
               Consolidated Statements of Income (Unaudited). . . . . . . . . 4
               Consolidated Statements of Shareholders' Equity (Unaudited). . 5
               Consolidated Statement of Cash Flows (Unaudited) . . . . . . . 6
               Notes to Consolidated Financial Statements (Unaudited) . . . . 7

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Consolidated Financial Highlights. . . . . . . . . . . . . . . 8
               Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
               Results of Operations. . . . . . . . . . . . . . . . . . . . . 9
               Earning Assets . . . . . . . . . . . . . . . . . . . . . . . .13
               Funding Sources. . . . . . . . . . . . . . . . . . . . . . . .17
               Interest Rate Sensitivity / Liquidity. . . . . . . . . . . . .17
               Capital Ratios . . . . . . . . . . . . . . . . . . . . . . . .19


PART II - OTHER INFORMATION
      Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             CNB, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                            March 31,
                                                              1996
                                                           -----------
                                                           (thousands)
ASSETS
Cash and Due From Banks                                     $  8,578
Federal Funds Sold                                            11,100
Interest Bearing Deposits                                        387
                                                            --------
   Cash and Cash Equivalents                                  20,065
Securities Available for Sale                                 35,681
Investment Securities                                         12,840
Loans:
   Commercial, Financial & Agricultural                       49,709
   Real Estate - Construction                                  2,478
   Real Estate - Mortgage                                     36,176
   Installment & Consumer Lines                               16,594
                                                            --------
      Total Loans, net of unearned discount                  104,957
Less:  Allowance for Loan Losses                                (928)
                                                            --------
      Net Loans                                              104,029

Premises and Equipment, net                                    6,405
Other Assets                                                   2,724
                                                            --------
         TOTAL ASSETS                                       $181,744
                                                            ========

LIABILITIES
Non-Interest Bearing Deposits                               $ 21,566
Interest Bearing Deposits:
   Savings,Time & Demand                                     129,587
   Time, $100,000 & Over                                      12,670
                                                            --------
      Total Deposits                                         163,823
Note Payable                                                     650
Other Liabilities                                              1,825
                                                            --------
      Total Liabilities                                      166,298
                                                            --------

Mandatory Convertible Subordinated Debentures                    274
                                                            --------

SHAREHOLDERS' EQUITY
Common Stock -
   $.01 par value,  10,000,000 shares authorized;
   1,639,733 shares issued and outstanding                        16
Additional Paid-In Capital                                     9,784
Retained Earnings                                              5,416
Net Unrealized Loss on Securities Available for Sale             (44)
                                                            --------
   Total Shareholders' Equity                                 15,172
                                                            --------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $181,744
                                                            ========

                           CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                  Three Months Ended March 31,
                                                    1996               1995
                                                 ----------         ----------
                                                          (thousands)
INTEREST INCOME:
   Interest on Loans                             $    2,464         $    2,075
   Interest on Investment Securities                    179                534
   Interest on Securities Available for Sale            569                248
   Interest on Federal Funds Sold                        92                108
   Interest on Interest Bearing Deposits                  6                  4
                                                 ----------         ----------
      Total Interest Income                           3,310              2,969

INTEREST EXPENSE:
   Interest on Deposits                               1,465              1,313
   Other Interest Expense                                26                 45
                                                 ----------         ----------
      Total Interest Expense                          1,491              1,358
                                                 ----------         ----------
         NET INTEREST INCOME                          1,819              1,611

Provision for Loan Loss                                 115                 70
                                                 ----------         ----------
Net Interest Income After Loan Loss Provision         1,704              1,541

NON-INTEREST INCOME:
   Service Charges                                      290                283
   Other Fees and Charges                               136                 67
                                                 ----------         ----------
      Total Non-Interest Income                         426                350
                                                 ----------         ----------
NON-INTEREST EXPENSES:
   Salaries and Employee Benefits                       682                664
   Occupancy and Equipment Expenses                     206                189
   Other Operating Expenses                             425                420
                                                 ----------         ----------
      Total Non-Interest Expenses                     1,313              1,273
                                                 ----------         ----------
Income Before Income Taxes                              817                618
      Income Taxes                                      286                216
                                                 ----------         ----------

NET INCOME                                       $      531         $      402
                                                 ==========         ==========

Net Income Per Common Share                      $     0.32         $     0.25
                                                 ==========         ==========

Average Common Shares Outstanding                 1,639,733          1,639,733
                                                  =========          =========

                            CNB, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                Additional                 Total
                                       Common    Paid-in     Retained   Shareholders'
                                        Stock    Capital     Earnings      Equity
                                       ------   ----------   --------   -------------
                                                         (thousands)
Balance at December 31, 1994             $16      $9,784      $3,420      $12,927

Net Income for the Three Months
   Ended March 31, 1995                   --          --         402          402

Cash Dividends                            --          --         (66)         (66)

Change in Unrealized Loss on Securities
   Available for Sale, net of taxes       --          --          --          204
                                         ---       ------     ------      -------
Balance at March 31, 1995                $16       $9,784     $3,756      $13,467
                                         ===       ======     ======      =======


Balance at December 31, 1995             $16       $9,784     $4,967      $14,754

Net Income for the Three Months
   Ended March 31, 1996                   --           --        531          531

Cash Dividends                            --           --        (82)         (82)

Change in Unrealized Loss on Securities
   Available for Sale, net of taxes       --           --         --          (31)

                                         ---       ------     ------      -------
Balance at March 31, 1996                $16       $9,784     $5,416      $15,172
                                         ===       ======     ======      =======

                                    CNB, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                Three Months Ended March 31,
                                                   1996            1995
                                                   ----            ----
                                                        (thousands)
OPERATING ACTIVITIES
Net Income                                        $   531         $   402
Adjustments to Reconcile Net Income to
 Cash Provided By(Used In) Operating
 Activities:
   Depreciation and Amortization                      126             136
   Provision for Loan Loss                            115              70
   Security Amortization, net                          68              64
   Changes In Period-End Balances of:
      Other Assets                                    101            (375)
      Other Liabilities                                73             404
                                                  -------         -------
         Net Cash Provided By
         Operating Activities                       1,014             701
                                                  -------         -------


INVESTING ACTIVITIES
Purchases of Securities Available for Sale            (37)            (15)
Securities Available for Sale Called by Issuer      2,500              --
Maturities of Investment Securities                    --           4,650
Mortgage Backed Securities - Principal Payments     1,984           3,379
Net Increase in Loans                               2,741)         (3,293)
Net Increase in Premises & Equipment                  (65)           (132)
                                                  -------         -------
         Net Cash Provided By
         Investing Activities                       1,641           4,589
                                                  -------         -------

FINANCING ACTIVITIES
Net Increase In Deposits                            4,820           4,512
Repayment of Note Payable                            (300)           (150)
Cash Dividend(s)                                      (82)            (66)
                                                  -------         -------
         Net Cash Provided By
         Financing Activities                       4,438           4,296
                                                  -------         -------

            Net Increase in Cash
              and Cash Equivalents                  7,093           9,586


Beginning Balance                                  12,972          12,266
                                                  -------         -------
Cash & Cash Equivalents at End of Period          $20,065         $21,852
                                                  =======         =======

SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                  $ 1,613         $ 1,254
                                                  =======         =======

   Taxes Paid                                     $     3         $    --
                                                  =======         =======

                            CNB, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


NOTE 1. CONSOLIDATION
The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 3. ACQUISITIONS
On February 26, 1996 the Company reached a definitive agreement to acquire all of the outstanding stock of Riherd Bank Holding Company (Riherd), which operates the Farmers and Dealers Bank, consideration for which would consist of Company stock and cash. Riherd is headquartered in Lake Butler with two branch offices in Gainesville, Florida. This acquisition will add approximately $48 million in assets and, subject to regulatory approval, should be concluded in the second half of 1996.

NOTE 4. COMMITMENTS AND CONTINGENCIES
The Bank's FDIC deposit insurance premium on those accounts insured by the Bank Insurance Fund was reduced from an annual $0.23 to $0.04 per $100 for the second half of 1995. At the end of 1995, $65.3 million of "adjustable attributable deposits", resulting from thrift acquisitions, were insured through the Savings Association Insurance Fund (SAIF). These deposits maintained their $0.23 per $100 assessment; however, legislation has been proposed which would reduce the SAIF assessment to $0.04 for well-capitalized institutions. The current legislation, if enacted, would result in a one-time assessment of approximately 80 basis points to be charged on 80% of SAIF deposits. Any assessment will depend on enactment of final legislation.












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following tables and discussion set forth certain selected financial information and should be read in conjunction with the consolidated financial statements (unaudited) of the Company and the Bank included in "Item 1. Financial Statements" above. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

                           CNB INC. AND SUBSIDIARY
                           Selected Financial Data

                                    Three Months Ended March 31,
                                          1996         1995      Change%
                                          ----         ----      -------
Dollars in thousands except per share information.
- - ------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total Interest Income                  $    3,310   $    2,969     11%
Total Interest Expense                     (1,491)      (1,358)    10
                                       ----------   ----------
   Net Interest Income                      1,819        1,611     13

Provision for Loan Loss                      (115)         (70)    64
                                       ----------   ----------
   Net Interest Income After
      Loan Loss Provision                   1,704        1,541     11

Non-Interest Income                           426          350     22
Non-Interest Expense                       (1,313)      (1,273)     3
                                       ----------   ----------

Income Before Taxes                           817          618     32
Income Taxes                                 (286)        (216)    32
                                       ----------   ----------

Net Income                             $      531   $      402     32
                                       ==========   ==========

- - ------------------------------------------------------------------------
PER COMMON SHARE:
Net Income Per Common Share            $     0.32   $     0.25     28%
Book Value                                   9.25         8.21     13
Dividends                                    0.05         0.04     25
Shares Outstanding                      1,639,733    1,639,733     --
Weighted Average Shares Outstanding     1,639,733    1,639,733     --


- - ------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets                     1.20%        0.96%    25%
Return on Average Shareholders' Equity      14.17        12.37     15
Dividend Payout-computed on a per
 share basis                                15.63        16.00     (2)
Overhead Ratio                              61.66        67.32     (8)
Total Risk-Based Capital Ratio              14.88        15.01     (1)
Average Shareholders Equity to Assets        8.46         7.76      9
Tier 1 Leverage                              8.07         7.19     12

- - ------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD END:
Assets                                 $  181,744   $  173,818      5%
Total Loans, net of unearned discount     104,957       89,290     18
Total Deposits                            163,823      157,124      4
Common Shareholders' Equity                15,172       13,467     13

OVERVIEW
       Earnings at March 31, 1996 were $531,000, or $0.32 per share, representing a 32.1% increase when compared to $402,000, or $0.25 per share, for the same quarter in 1995. The improved earnings have produced a return on average shareholders' equity and return on average assets of 14.17% and 1.20%, respectively, compared to 12.37% and 0.96%, one year ago. Total assets were up 4.6% to $181.7 million at the end of the first quarter of 1996, compared to $173.8 million at March 31, 1995. Total loans and deposits were also up 17.5% and 4.3% to $105.0 million and $163.8 million, respectively. Shareholders' equity was $15.2 million at March 31, 1996, up 12.7% from the same period ended in 1995 due mainly to the retention of earnings.

      Improved earnings for the first quarter of 1996 are mainly attributable to a 12.9% increase in net interest income to $1.8 million, from $1.6 million for the comparable period in 1995. The increased net interest income reflects loan growth and improved interest margins. Provision for loan losses also increased $45,000, or 64.3%, due mainly to loan growth and a low provision requirement in the first quarter of 1995. Non-interest expenses, net of non-interest income, decreased $36,000, or 3.9%, during the first three months of 1996 compared to 1995. Accordingly, the provision for income taxes have increased 32.4%, which corresponds to the increased earnings.

      On February 26, 1996 the Company reached a definitive agreement to acquire all of the outstanding stock of Riherd Bank Holding Company (Riherd), which operates the Farmers and Dealers Bank, consideration for which would consist of Company stock and cash. Riherd is headquartered in Lake Butler with two branch offices in Gainesville, Florida. This acquisition will add approximately $48 million in assets and, subject to regulatory approval, should be concluded in the second half of 1996.

RESULTS OF OPERATIONS
NET INTEREST INCOME
       Net interest income, the primary source of revenue for the Bank, was $1.8 million for the first quarter of 1996, an increase of $.2 million, or 12.9%, from last year. This increase was primarily a result of loan growth and a higher net interest margin. Total loans have averaged 63.8% of earning assets during this quarter, up from 56.7% for the same three months in 1995. The improved loan ratio is a result of increasing total loans by $15.7 million, or 17.5%, while earning assets have increased by $6.9 million, or 4.4%. Table 1: "Average Balances - Yields and Rates", below, indicates the Company's average volume of interest earning assets and interest bearing liabilities for the first three months of 1996 and 1995.

      The net interest margin increased to 4.49% from 4.26% a year ago and 4.43% last quarter. The 23 basis point improvement over last year is due mainly to the increase in loans as a percentage of earning assets combined with favorable repricing of adjustable rate mortgage-back securities which more than offset the slight decrease in total loan yield and the increase in costs of funding sources. The 18 basis point decrease in the loan portfolio's yield is due mainly to lower market rates in the first quarter of 1996 compared to the first quarter of 1995. Also, average time deposits in this period represented 52.4% of total average deposits, compared to 51.9% a year earlier. The modest shift in deposit mix in the first quarter of 1996 compared to 1995 resulted in the 23 basis point increase in the cost of interest bearing deposits. Accordingly, the earning asset yield has grown at a rate of 4.1% while the funding liability cost reflects an increase of 5.7%. In spite of this condition, the Company's net interest margin was insulated by loan growth and rose 5.4%. Table 1a: "Analysis of Changes in Interest Income and Expense", below, indicates that the change in interest income was due mainly to volume increases in the loan portfolio, while the change in interest expense was primarily due to increased average rates paid on time deposit accounts.

                 TABLE 1: AVERAGE BALANCES - YIELDS AND RATES
                                  (UNAUDITED)


                                                   March 31, 1996                     March 31, 1995
                                           --------------------------------   -------------------------------
                                                       Interest                          Interest
                                           Average     Income or    Average   Average    Income or    Average
                                           Balance      Expense      Rate     Balance     Expense      Rate
                                           -------     ---------    -------   -------    ---------    -------
                                                               (dollars in thousands)
ASSETS:
   Federal Funds Sold                      $  6,913      $   92      5.35%    $  7,732     $  108       5.66%
   Securities Available for Sale             38,501         569      5.94       19,469        248       5.17
   Investment Securities                     13,100         179      5.50       39,104        534       5.54
   Loans, net unearned (1)                  103,845       2,464      9.54       86,588      2,075       9.72
   Interest Bearing Deposits                    421           6      5.73          354          4       4.59
                                           --------      ------     -----     --------     ------       ----

TOTAL EARNING ASSETS                        162,780       3,310      8.18      153,247      2,969       7.86
   All Other Assets                          15,390                             16,624
                                           --------                           --------
TOTAL ASSETS                               $178,170                           $169,871
                                           ========                           ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Deposits:
   NOW & Money Markets                     $ 43,427         282      2.62     $ 43,467        282       2.63
   Savings                                   12,526          66      2.11       12,056         82       2.76
   Time Deposits                             83,934       1,117      5.35       79,116        949       4.86
Notes Payable & Debentures                    1,024          26     10.15        1,874         45       9.74
                                           --------      ------     -----     --------     ------       ----
TOTAL INTEREST BEARING
   LIABILITIES                              140,911       1,491      4.26      136,513      1,358       4.03
Demand Deposits                              20,230                             17,787
Other Liabilities                             1,954                              2,396
Shareholders' Equity                         15,075                             13,175
                                           --------                           --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $178,170                           $169,871
                                           ========                           ========

                                                                    -----                               ----
INTEREST SPREAD (2)                                                  3.92%                              3.83%
                                                                    =====                               ====
                                                         ------                            ------
NET INTEREST INCOME                                      $1,819                            $1,611
                                                         ======                            ======

NET INTEREST MARGIN (3)                                              4.49%                              4.26%
                                                                     ====                               ====

- - ------------------------------
(1) Interest income on average loans includes loan fee recognition of $85,000 and $94,000 in 1996 and 1995 respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

         TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                 (Unaudited)

                                     NET CHANGE MARCH 31,         NET CHANGE MARCH 31,
                                  1995-1996 ATTRIBUTABLE TO:   1994-1995 ATTRIBUTABLE TO:
                                  --------------------------   --------------------------
                                                        Net                          Net
                                  Volume(1)  Rate(2)  Change   Volume(1)  Rate(2)  Change
                                  ---------  -------  ------   ---------  -------  ------
                                                        (thousands)
INTEREST INCOME:
  Federal Funds Sold              $    (11)      (5)    (16)   $    13        49      62
  Securities Available for Sale        247       74     321        (89)       36     (53)
  Investment Securities               (353)      (1)   (354)        67        41     108
  Loans                                435      (46)    389        402       247     649
  Interest Bearing Deposits              1        1       2         --         4       4
                                  ---------  -------  ------   ---------  -------  ------
    Total                         $    319       23     342    $    393      377     770

INTEREST EXPENSE:
  Deposits:
    NOW & Money Markets           $      1       (1)    --     $     19       42      61
    Savings                              3      (19)    (16)          3       23      26
    Time Deposits                       67      101     168          77      181     258
  Notes Payable & Debentures           (20)       1     (19)         (7)      12       5
                                  ---------  -------  ------   ---------  -------  ------
    Total                               51       82     133          92      258     350
                                  ---------  -------  ------   ---------  -------  ------
      Net Interest Income         $    268      (59)    209    $    301      119     420
                                  =========  =======  ======   =========  =======  ======

- - ------------------------------
(1) The volume variance reflects the change in the average balance outstanding multipllied by the actual average rate during the prior period.
(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.
     Also includes changes in interest income and expense not due soley to volume or rate changes.

PROVISION FOR LOAN LOSS
      The Allowance for Loan Losses represents a reserve for potential losses in the loan portfolio. The Provision for Loan Loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The provision for loan losses increased $45,000, or 64.3%, to $115,000 during the first quarter of 1996 as compared to $70,000 for the comparable period in 1995. This increase is primarily a result of loan growth and a low provision requirement in the first quarter of 1995.

NON-INTEREST INCOME
      Non-interest income at March 31, 1996 was $426,000, an increase of $76,000, or 21.7%, from one year earlier. This increase is due mainly to deposit service charges, other deposit related fees and safe deposit box rental income. As a result, non-interest income as a percentage of average total assets increased to 0.96% for the first quarter of 1996 from 0.84% for 1995.

NON-INTEREST EXPENSE
      Non-interest expense increased by only $40,000, or 3.1% for the first three months of 1996 as compared to 1995. Salaries and Employee Benefits increased 2.7%, due mainly to additional staff and wage increases. Full-time equivalent employees were up 5.0% at March 31, 1996, compared to one year ago. Occupancy and Equipment expenses had increased 9.0% due mainly to higher property insurance and utilities expense. The increased occupancy expenses more than offset decreases in total equipment expense due to certain assets having fully depreciated. Other Operating Expenses were relatively unchanged due to the decrease in FDIC assessment expense and amortization of intangible assets offsetting increases in advertising and loan expenses.
With the Bank's ten year anniversary in April 1996, management has anticipated the increased advertising expense in 1996, as well as the increased loan expenses due to paying closing costs as part of promoting the Bank's home equity loan product. At March 31, 1996 and 1995, non-interest expenses as a percentage of average total assets were unchanged at 3.0%.

      The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, has improved to 61.6% from 67.3% for the quarter ended March 31, 1996, compared to 1995



                     TABLE 2: OTHER OPERATING EXPENSES

                                    Three Months Ended March 31,
                                       1996            1995
                                       ----            ----
                                            (thousands)
Advertising and Promotion              $ 60             $ 45
Data Processing                          55               52
Regulatory Fees                          49              100
Loan Expenses                            38               16
Amortization of Intangible Assets        34               41
Postage and Delivery                     33               32
Supplies                                 29               25
Telephone                                23               21
Administrative                           21               19
Legal and Professional                   19               18
Courier                                  16               15
Other                                    48               36
                                       ----             ----
Total Other Operating Expenses         $425             $420
                                       ====             ====

INCOME TAXES
      The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The Company's estimated tax rate for 1996 is 35%.


EARNING ASSETS

LOANS
      During the first quarter of 1996, average loans were $103.8 million and were 63.8% of average earning assets, compared to $86.6 million and 56.7% for 1994. Total loans have increased by $15.7 million, or 17.5%, since March 31, 1995. As a result, the Company's loan-to-deposit ratio has climbed to 64.1% at March 31, 1996, compared to 56.8% at the end of comparable period in 1995.
 The following table compares the composition of the Company's loan portfolio as of March 31, 1996, to 1995. Management expects this loan portfolio composition to stay roughly the same throughout 1996.


                     TABLE 3: LOAN PORTFOLIO COMPOSITION

                                               March 31,
Types of Loans                              1996      1995
                                            ----      ----
                                              (thousands)
Commercial, Financial and Agricultural   $ 49,709    $37,716
Real Estate - Construction                  2,478      2,181
Real Estate - Mortgage                     36,176     35,215
Installment and Consumer Lines             16,594     14,178
                                         --------    -------
Total Loans, Net of Unearned Discount     104,957     89,290
Less: Allowance for Loan Losses               928        847
                                         --------    -------
Net Loans                                $104,029    $88,443
                                         ========    =======

      The following table sets forth the maturity distribution for selected components of the Company's loan portfolio including unearned discounts of $189,000 on March 31, 1996. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                               March 31, 1996

                                       0-12      1-5     Over 5
                                      Months    Years     Years      Total
                                     -------   -------   -------   --------
                                                  (thousands)
All Loans Other Than Construction    $12,352   $47,675   $42,641   $102,668
Real Estate - Construction             2,478        --        --      2,478
                                     -------   -------   -------   --------

Total                                $14,830   $47,675   $42,641   $105,146
                                     =======   =======   =======   ========

Fixed Interest Rate                  $ 6,095   $27,324   $ 6,985   $ 40,404
Variable Interest Rate               $ 8,735   $20,351   $35,656   $ 64,742


LOAN QUALITY. The allowance for loan losses on March 31, 1996, was 0.88% of total loans, compared to 0.95% one year earlier. Table 5 Allocation of Allowance for Loan Losses, set forth below, indicates the specific reserves allocated by loan type.

              TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                March 31,
                                    1996                       1995
                            ----------------------    ----------------------
                                       Percent of               Percent of
                                     Loans in Each             Loans in Each
                                      Category to               Category to
                            Amount    Total Loans     Amount    Total Loans
                            ------   -------------    ------   -------------
                                       (dollars in thousands)

Commercial, Financial
 and Agricultural            $525          47%         $485         42%
Real Estate - Construction      5           2%            3          2%
Real Estate- Mortgage          71          35%           63         40%
Consumer                      323          16%          286         16%
Unallocated                     4          --            10         --
                            ------   -------------    ------   -------------
Total                        $928         100%         $847        100%
                            ======   =============    ======   =============

      Comparing the first quarter of 1996 to 1995, total non-performing assets have increased $58,000, or 9.6% and net charge-offs increased $83,000.
 The increased net charge-offs are mainly attributable to the charge-off of a single commercial loan in the first quarter of 1996. Loans which were past due less than 90 days had decreased $448,000, or 36.5%.


                       TABLE 6: NON-PERFORMING ASSETS

                                  March 31,      Year-end
                               1996      1995      1995
                               ----      ----      ----
                                 (dollars in thousands)

Non-Accrual Loans              $505      $299      $372
Past Due Loans 90 Days or
 More and Still Accruing        102       242       159
Other Real Estate Owned          54        62       126
                               ----      ----      ----
Total Non-Performing Assets    $661      $603      $657
                               ====      ====      ====

Percent of Total Assets        0.36%     0.35%     0.37%

Percent Covered by the
 Allowance for Loan Losses      140%      140%      144%


      The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: Activity in Allowance for Loan Losses, below, indicates activity in the allowance for loan losses for the first three month period of 1996 as compared to 1995.

                TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                   Three Months Ended March 31,
                                                       1996           1995
                                                       ----           ----
Allowance for loan loss balance applicable to:        (dollars in thousands)

Balance at beginning of year                        $       946     $       827


Loans charged-off:
   Commercial,financial and agricultural                     56              --
   Real estate construction                                  --              --
   Real estate mortgage                                       1              --
   Consumer                                                  84              53
                                                    -----------     -----------
      Total Loans Charged-Off                               141              53
                                                    -----------     -----------

Recoveries on loans previously charged-off:
   Commercial, financial and  agricultural                    2               1
   Real estate construction                                  --              --
   Real estate mortgage                                       1              --
   Consumer                                                   5               2
                                                    -----------     -----------
      Total Loan Recoveries                                   8               3
                                                    -----------     -----------

         Net loans charged-off                              133              50
                                                    -----------     -----------

Provision for loan losses charged to expense                115              70
                                                    -----------     -----------

Ending balance                                      $       928     $       847
                                                    ===========     ===========

Total loans outstanding                             $   104,957     $    89,290
Average loans outstanding                           $   103,845     $    86,588
Allowance for loan losses to loans outstanding             0.88%           0.95%
Net charge-offs to average loans outstanding               0.13%           0.06%

SECURITIES
      When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. A portion of the investment portfolio is also designated as available for sale in case an immediate need for liquidity arises. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services.

      The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.


        TABLE 8: MATURITY DISTRIBUTION OF SECURITIES HELD TO MATURITY
                    AND SECURITIES AVAILABLE FOR SALE (1)
                                MARCH 31, 1996


                                             Investment Securities     Securities Available for Sale
                                            ------------------------   -----------------------------
                                            Amortized    Estimated     Amortized          Estimated
                                               Cost     Market Value      Cost          Market Value
                                            ---------   ------------   ---------        ------------
                                                                 (thousands)
U.S. Treasury
  One Year or Less                         $     -      $       -      $   6,552        $      6,545
  Over One Through Five Years                    -              -          7,116               7,029
  Over Five Through Ten Years                    -              -           -                   -
  Over Ten Years                                 -              -           -                   -
                                            ---------   ------------   ---------        ------------
Total U.S. Treasury                         $    -      $       -      $  13,668        $     13,574

U.S. Government Agencies and Corporations:
  One Year or Less                          $   1,381   $      1,397   $   3,015       $       3,033
  Over One Through Five Years                  11,344         11,034       9,650               9,631
  Over Five Through Ten Years                     115            120         999               1,030
  Over Ten Years (4)                             -              -          7,435               7,433
                                            ---------   ------------   ---------        ------------
Total U.S. Government Agencies              $  12,840   $     12,551   $  21,099       $      21,127
  and Corporations

Other securities
  One Year or Less  (2)                     $    -      $       -      $      31       $          31
  Over One Through Five Years (2)                -              -            356                 356
  Over Five Through Ten Years                    -              -           -                   -
  Over Ten Years (3)                             -              -            985                 980
                                            ---------   ------------   ---------        ------------
Total Other Securities                      $    -      $       -      $   1,372       $       1,367
                                            ---------   ------------   ---------        ------------
Total Securities                            $  12,840   $     12,551   $  36,139       $      36,068
                                            =========   ============   =========       =============

- - ------------------------------
(1)  All securities are taxable.
(2)  Represents Interest-bearing deposits in other banks.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.
(4) Represents investments in mortgage-backed securities which are subject to early repayment.


            TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                             March 31, 1996   December 31, 1995   March 31, 1995
                             --------------   -----------------   -------------
One Year or Less                 5.72 %             5.83 %            4.67 %
Over One through Five Years      5.58 %             5.63 %            5.31 %
Over Five through Ten Years      8.07 %             7.80 %            5.59 %
Over Ten Years (1)               7.08 %             6.23 %            5.92 %
- - ------------------------------
(1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

OTHER EARNING ASSETS
      Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.


FUNDING SOURCES
DEPOSITS
      The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. In October 1995, the Bank introduced a premier money market product to compete directly with other ready asset investments offered by non-banking institutions. The following table sets forth certain deposit categories for the periods ended March 31, 1996 and 1995.

                           TABLE 10: TOTAL DEPOSITS

                                             March 31,
                                         1996        1995
                                       ---------   ---------
                                            (thousands)
Non-Interest Bearing:
    Demand Checking                    $  21,566   $  19,923

Interest Bearing:
    NOW Checking                          23,997      28,227
    Money Market Checking                 21,677      14,892
    Savings                               13,011      12,308
    Certificates of Deposit               83,572      81,774
                                       ---------   ---------
Total Deposits                         $ 163,823   $ 157,124
                                       =========   =========

NOTE PAYABLE
      During the past year, the Company has continued to voluntarily accelerate principal payments on its note payable. This effort is reflected by the $.9 million decrease in outstanding balance when comparing March 31, 1996 to 1995.


INTEREST RATE SENSITIVITY/LIQUIDITY
      Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as levels and mix of earning assets and interest-bearing liabilities. The impact on net interest income as a result of changes in interest rate and balance sheet mix constitutes the Company's interest rate sensitivity. The interest rate sensitivity position at the end of the first quarter of 1996 is presented in Table 11 - "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

      The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At March 31, 1996, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated timeframe) of $9.7 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                     TABLE 11: RATE SENSITIVITY ANALYSIS
                                March 31, 1996

                                         0-3        4-6       7-12        1-5      Over 5
                                       Months     Months     Months      Years      Years      Total
                                      --------   --------   --------   --------   --------   ---------
INTEREST EARNING ASSETS:
Federal Funds Sold                    $ 11,100   $   -      $   -      $   -      $   -      $  11,100
Securities Held to Maturity               -           402        979     11,344        115      12,840
Securities Available for Sale (1,2)      2,260      2,352     12,955     16,344      2,228      36,139
Loans (3)                               38,006      8,413     15,141     36,601      6,985     105,146
                                      --------   --------   --------   --------   --------   ---------
Total Earning Assets                  $ 51,366   $ 11,167   $ 29,075   $ 64,289   $  9,328   $ 165,225

INTEREST BEARING LIABILITIES:
NOW & Money Market(4)                 $ 26,411   $   -      $   -      $   -      $ 19,263   $  45,674
Savings(4)                               3,903       -          -          -         9,108      13,011
Time Deposits                           24,303     21,046     24,761     13,435         27      83,572
Notes Payable & Debentures                 650        274       -          -          -            924
                                      --------   --------   --------   --------   --------   ---------
Total Interest Bearing                $ 55,267   $ 21,320   $ 24,761   $ 13,435   $ 28,398   $ 143,181

Int. Rate Sens. Gap                   $ (3,901)  $(10,153)  $  4,314   $ 50,854   $(19,070)  $  22,044
Cum. Int. Rate Sens. Gap              $ (3,901)  $(14,054)  $ (9,740)  $ 41,114   $ 22,044   $  22,044

Int. Rate Sens. Gap Ratio                 0.93       0.52       1.17       4.79       0.33        1.15
Cum. Int. Rate Sens. Gap Ratio            0.93       0.82       0.90       1.36       1.15        1.15

Ratio of Cumulative Gap to
   Total Earning Assets:
      March 31, 1996                     (2.36)     (8.51)     (5.89)     24.88      13.34
      March 31, 1995                      4.47      (0.86)     (0.50)     21.78      12.44

- - ------------------------------
(1) Includes Interest Bearing Deposits of $387,000.
(2) Includes equity in Federal Home Loan Bank of $586,000 and Federal Reserve Bank of $351,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized losses of $71,000.
(3) Total Loans including Unearned Discount of $189,000.
(4) Certain deposit accounts are included in the After Five Years category.
    If they had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (23.07) for the category at March 31, 1996.


      The Bank's interest rate sensitivity, gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals.
Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the rate sensitivity analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to an historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor: net interest income.

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $52.8 million and represented 33.0%
of average total deposits during the first quarter of 1996, compared to $34.3 million and 22.5% for 1994. At the end of 1995 banks were granted an opportunity to restructure their securities portfolios according to availability for sale. The Bank, thereby, reclassed $30.1 million of its securities held to maturity as those available for sale, in effect increasing its liquidity position in anticipation of the need for future loan demand. Average loans were 64.9% and 56.8% of average deposits for the three month period ended March 31, 1996 and 1995, respectively. As noted in Table 3 - "Loan Portfolio Composition", approximately $88.4 million, or 84.2%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 14.1% of the portfolio matures within one year.

      Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 92.3% of total deposits in the first quarter of 1996 and 92.0% in the comparable period in 1995. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

           TABLE 12: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                March 31, 1996

                                                  Amount
                                               (thousands)
              Three Months or Less               $ 3,436
              Three Through Six Months             3,092
              Six Through Twelve Months            4,442
              Over Twelve Months                   1,700
                                                 -------
              Total                              $12,670
                                                 =======

CAPITAL RESOURCES
      The OCC regulates risk based capital guidelines for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically hold capital against such "off balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity such as preferred stock that may be included in capital.

      Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at March 31, 1996 compared to 1995 are as follows:

                           TABLE 13: CAPITAL RATIOS

                                 March 31,      Well Capitalized   Regulatory
                              1996       1995     Requirements      Minimums
                             -----      -----   ----------------   ----------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio       13.7%      13.8%          6.0%           4.0%

  Total Capital to
   Risk-Weighted Assets      14.9%      15.0%         10.0%           8.0%

Tier 1 Leverage Ratio         8.1%       7.2%          5.0%           4.0%

PART II - OTHER INFORMATION

      Item 1. LEGAL PROCEEDINGS - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

      Item 2. Changes in Securities -

      (a)     Not applicable.

      (b)     Not applicable.

      Item 3. Defaults Upon Senior Securities - Not applicable.

      Item 4. Submission of Matters to a Vote of Security Holders - There were no matters submitted to a vote of security holders during the three months ended March 31, 1996. On April 17, 1996, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, C. Lavoye Boggus, Audrey S. Bullard, Seymour Chotiner, Roy C. Dicks, Marvin H. Pritchett, Helen B. Real, A. Leonard Schloffman, Jimmie L. Scott, T. Allison Scott, William Streicher and K. C. Trowell) was elected. The total vote consisted of 1,305,489 votes FOR the election of directors and 5,056 votes AGAINST certain directorship nominees. Of the 1,639,733 total outstanding shares of the Company common stock, there were 1,343,236 shares, or 81.92%, represented at the meeting; 1,298,372 votes, or 79.18% were made by the Company's solicitation of proxies, and 44,864 votes, or 2.74% were made in person.

      Item 5. Other Information - Not applicable.

      Item 6. Exhibits and Reports on Form 8-K -

      (a)     Exhibits
              None

      (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three month period ended March 31, 1996.

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CNB, INC.
                                            ------------------------------
                                                    (Registrant)


                                       By:    /s/ K. C. Trowell
                                            ------------------------------
                                            K. C. Trowell
                                            President, Principal Executive
                                            Officer, and Chief Financial
                                            Officer

                                       Date:      May 13, 1996