Form 10-K405/A
period 1995-12-31
CNB INC /FL
filed 1996-07-17
CIK 852618

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-KSB/A


 X  AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- --- SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1995

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
    For the transition period from          to
                                   --------    --------


                           Commission File No:  33-29695-A
                                       CNB, INC.
                           -------------------------------
                           (Name of Small Business Issuer)

                 FLORIDA                              59-2958616
     ---------------------------------           -------------------
    (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)              Identification No.)

    Post Office Box 3239
    201 North Marion Street
    Lake City, Florida                                   32056
     ----------------------------------           -------------------
    (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code: (904) 755-3240



    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                           ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.              X
                                           ---

The Registrant's revenues for the fiscal year ended December 31, 1995, totaled $14,223,789.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,269,040, as of the most recent date on which stock was sold, March 19, 1996.

The number of shares of the registrant's common stock outstanding as of March 15, 1996 was 1,639,733 shares, $0.01 par value per share.

Item 7 of the Form 10-KSB for CNB, Inc., File No. 33-29695, is hereby amended and restated in its entirety to provide the information required by Item 310(a) of Regulation S-B in accordance with the response letter dated July 11, 1996 from the Securities and Exchange Commission, Division of Corporation Finance, to CNB, Inc. regarding the Pre-effective Amendment No. 1 filed on June 25, 1996 to the Registration Statement on Form S-4 filed on May 3, 1996, File No. 333-4640.

                                 FINANCIAL STATEMENTS

                               CNB, INC. AND SUBSIDIARY
                                  LAKE CITY, FLORIDA

                                  DECEMBER 31, 1995

                            INDEX TO FINANCIAL STATEMENTS





Report of Independent Certified Public Accountants . . . . . . . . . . .Page 1

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . 2

Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 6

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders
CNB, Inc. and Subsidiary
Lake City, Florida


    We have audited the accompanying consolidated balance sheets of CNB, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB, Inc. and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                      OSBURN, HENNING AND COMPANY






January 19, 1996

                               CNB, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                     1995             1994
                                                                  ------------     ------------
         ASSETS
Cash and due from banks                                           $  7,898,690     $  8,830,528
Federal funds sold                                                   4,660,000        3,050,000
Interest bearing deposits in other banks                               413,072          385,152
                                                                  ------------     ------------
          Total Cash and Cash Equivalents                           12,971,762       12,265,680
Securities available for sale                                       39,838,485       21,770,605
Securities held to maturity                                         13,246,806       40,679,401
Loans:
  Commercial, financial and agricultural                            48,948,386       37,165,303
  Real estate - construction                                         2,158,705        1,701,204
  Real estate - mortgage                                            34,911,476       32,913,712
  Installment and consumer lines                                    16,330,111       14,267,161
                                                                  ------------     ------------
         Total loans net of unearned discount                      102,348,678       86,047,380
  Less:  Allowance for loan losses                                    (945,770)        (827,052)
                                                                  ------------     ------------
         Net Loans                                                 101,402,908       85,220,328
Premises and equipment, net                                          6,432,547        6,165,568
Other assets                                                         2,840,797        2,410,090
                                                                  ------------     ------------
         TOTAL ASSETS                                             $176,733,305     $168,511,672
                                                                  ------------     ------------
                                                                  ------------     ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Noninterest-bearing deposits                                    $ 19,110,965     $ 17,977,382
  Interest-bearing deposits:
    Savings, time and demand                                       126,922,045      122,001,056
    Time, $100,000 and over                                         12,969,601       12,633,810
                                                                  ------------     ------------
          Total Deposits                                           159,002,611      152,612,248

  Note payable                                                         950,000        1,700,000
  Other liabilities                                                  1,752,548          998,068
                                                                  ------------     ------------
          Total Liabilities                                        161,705,159      155,310,316
                                                                  ------------     ------------
MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES                          274,250          274,250
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized;
    no shares issued or outstanding
  Common stock, $.01 par value, 10,000,000 shares authorized;
    1,639,733 shares issued and outstanding                             16,397           16,397
  Additional paid-in capital                                         9,784,369        9,784,369
  Retained earnings                                                  4,966,357        3,420,252
  Net unrealized loss on securities available
    for sale                                                           (13,227)        (293,912)
                                                                  ------------     ------------
          Total Shareholders' Equity                                14,753,896       12,927,106
                                                                  ------------     ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $176,733,305     $168,511,672
                                                                  ------------     ------------
                                                                  ------------     ------------


See Notes to Consolidated Financial Statements.

                               CNB, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                                       1995            1994
                                                                    -----------     -----------
INTEREST INCOME
  Interest and fees on loans                                        $ 9,161,123     $ 6,919,277
  Interest on securities held to maturity
                                                                      2,291,192       1,930,626
  Interest on securities available for sale                             837,321       1,144,476
  Interest on federal funds sold                                        435,955         294,478
  Interest on interest bearing deposits                                  20,091          14,207
                                                                    -----------     -----------
          Total Interest Income                                      12,745,682      10,303,064
                                                                    -----------     -----------
INTEREST EXPENSE
  Interest on deposits                                                5,804,836       4,454,234
  Other interest expense                                                161,467         178,185
                                                                    -----------     -----------
          Total Interest Expense                                      5,966,303       4,632,419
                                                                    -----------     -----------
          Net Interest Income                                         6,779,379       5,670,645

PROVISION FOR LOAN LOSS                                                 230,000         125,000
                                                                    -----------     -----------
          Net Interest Income After
            Loan Loss Provision                                       6,549,379       5,545,645

NON-INTEREST INCOME
  Service charges                                                     1,187,036       1,106,904
  Other fees and charges                                                291,071         223,106
                                                                    -----------     -----------
          Total Non-interest Income                                   1,478,107       1,330,010
                                                                    -----------     -----------
NON-INTEREST EXPENSE
  Salaries and employee benefits                                      2,704,200       2,430,633
  Occupancy and equipment expenses                                      809,223         698,283
  Other operating expenses                                            1,658,877       1,690,075
                                                                    -----------     -----------
          Total Non-interest Expense                                  5,172,300       4,818,991
                                                                    -----------     -----------

          Income Before Income Taxes                                  2,855,186       2,056,664

INCOME TAXES                                                          1,013,930         730,498
                                                                    -----------     -----------
                NET INCOME                                          $ 1,841,256     $ 1,326,166
                                                                    -----------     -----------
                                                                    -----------     -----------
EARNINGS PER SHARE:

                NET INCOME PER COMMON SHARE                         $      1.12     $       .92
                                                                    -----------     -----------
                                                                    -----------     -----------
  Weighted average common shares outstanding                          1,639,733       1,436,024
                                                                    -----------     -----------
                                                                    -----------     -----------

See Notes to Consolidated Financial Statements.

                               CNB, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Common Stock        Additional                  Total
                                 ------------------------     Paid-in    Retained   Shareholders'
                                 Shares         Par Value     Capital     Earnings      Equity
                                 -------       ----------   ----------  ----------   ------------

BALANCE, DECEMBER 31, 1993       813,578       $    8,136   $6,995,839  $2,225,265    $ 9,229,240

Acquisition of Bradford
  Bankshares, Inc.,
  effective April 1, 1994        826,155 (1)        8,261    2,788,530           -      2,796,791

Net income for year ended
  December 31, 1994                    -                -            -   1,326,166      1,326,166

Cash dividends                         -                -            -    (131,179)      (131,179)

Unrealized loss on securities
  available for sale, net of
  tax effect of $174,847               -                -            -           -       (293,912)
                               ---------       ----------   ----------  ----------    -----------
BALANCE, DECEMBER 31, 1994     1,639,733           16,397    9,784,369   3,420,252     12,927,106

Net income for year ended
  December 31, 1995                    -                -            -   1,841,256      1,841,256

Cash dividends                         -                -            -    (295,151)      (295,151)

Change in unrealized loss on
  securities available for
  sale, net of tax effect of
  $166,979                             -                -            -           -        280,685
                               ---------       ----------   ----------  ----------    -----------
BALANCE DECEMBER 31, 1995      1,639,733       $   16,397   $9,784,369  $4,966,357    $14,753,896
                               ---------       ----------   ----------  ----------    -----------
                               ---------       ----------   ----------  ----------    -----------

(1) Consists of 388,172 shares issued to the former Bradford Bankshares, Inc. shareholders and 437,983 shares issued to CNB, Inc. shareholders to give effect to the exchange ratio.




See Notes to Consolidated Financial Statements.

                               CNB, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31,
                                                          1995             1994
                                                       -----------      -----------
OPERATING ACTIVITIES
  Net income                                           $ 1,841,256      $ 1,326,166
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                        504,784          496,471
      Provision for loan losses                            230,000          125,000
      Security amortization - net                          259,214          321,833
      Proceeds from sale of other real estate              104,021                -
      Deferred income taxes                                124,129                -
  Changes in period-end balances of:
    Other assets                                          (552,613)         245,246
    Other liabilities                                      495,960         (243,658)
                                                       -----------      -----------
          Net Cash Provided By Operating Activities      3,006,751        2,271,058
                                                       -----------      -----------

INVESTING ACTIVITIES
  Purchases of securities available for sale            (3,635,985)      (2,276,972)
  Maturities of securities available for sale           11,750,000        6,350,000
  Sales of securities available for sale                 3,086,221                -
  Purchases of securities held to maturity             (14,547,968)      (7,496,660)
  Maturities of securities held to maturity                500,000          600,000
  Securities held to maturity called by issuer           9,098,568        2,000,000
  Mortgage backed securities - principal payments        3,315,687        4,348,758
  Net increase in loans                                (16,580,374)     (13,155,142)
  Net increase in premises and equipment                  (632,030)        (554,919)
  Cash and cash equivalents from acquisition                     -        2,059,100
  Cash used in acquisition                                       -          (23,178)
                                                       -----------      -----------
          Net Cash Used In Investing Activities         (7,645,881)      (8,149,013)
                                                       -----------      -----------

FINANCING ACTIVITIES
  Net increase in deposits                               6,390,363        3,808,205
  Repayment of note payable                               (750,000)        (300,000)
  Cash dividends                                          (295,151)        (131,179)
                                                       -----------      -----------
          Net Cash Provided By Financing Activities      5,345,212        3,377,026
                                                       -----------      -----------

          Net Increase (Decrease) in Cash
            and Cash Equivalents                           706,082       (2,500,929)

          Cash and Cash Equivalents:
            Beginning of Year                           12,265,680       14,766,609
                                                       -----------      -----------
            End of Year                                $12,971,762      $12,265,680
                                                       -----------      -----------
                                                       -----------      -----------

SUPPLEMENTAL INFORMATION:

    In addition to receipt of net cash of $2,035,922, the Company acquired loans and securities of $11,514,193 and premises, equipment and other assets of $1,235,000, and assumed deposits and other liabilities of $11,988,324 in the April 1, 1994 acquisition discussed in Note 3.

See Notes to Consolidated Financial Statements.


                               CNB, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

  ORGANIZATION

    CNB, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly-owned banking subsidiary, CNB National Bank (the "Bank"), formerly Community National Bank, which is chartered as a national bank in Lake City, Florida. The Bank is a member of the Federal Reserve System and conducts business from a total of seven offices in North Florida.

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

  RECLASSIFICATION

    Certain amounts and captions presented in the 1994 financial statements have been reclassified to conform to the 1995 presentation. These reclassifications had no effect on total assets, liabilities, equity or operations as previously reported.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  SECURITIES

    SECURITIES AVAILABLE FOR SALE

         Securities which are used for asset/liability, liquidity, and other funds management purposes are deemed to have indefinite holding periods (securities available for sale). These securities are accounted for on a fair value basis with market adjustments charged or credited directly to shareholders' equity, net of any associated income tax effect.

    SECURITIES HELD TO MATURITY

         Securities where the Company's intent and ability is to hold to maturity (securities held to maturity) are stated at cost, adjusted for amortization of premiums and accretion of discounts.

                               CNB, INC. AND SUBSIDIARY

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         As permitted by applicable accounting standards, in December, 1995 the Company transferred securities held to maturity with an amortized cost of $30,141,854 to its securities available for sale portfolio. The estimated fair value and corresponding unrealized loss on the transferred securities were $30,097,711 and $44,143, respectively, on the date of transfer. The Company's policy as to the acquisition, maintenance and accounting for its securities is otherwise unchanged.

         Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

    LOANS AND ALLOWANCE FOR LOAN LOSSES

         Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and any unearned loan income. Interest on substantially all loans other than installment loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding except for those classified as nonaccrual loans. The accrual of interest is discontinued when future collection of principal or interest in accordance with the contractual terms may be doubtful. Interest on some installment loans is recognized under the rule-of-78s method, the results of which are not materially different than the interest method.

         Loan fees and loan origination costs are recognized as income at the time loans are funded rather than deferred over the life of the loan in view of the relative insignificance of the amount by which loan fees exceed loan origination costs. For 1995 and 1994, loan fees included in interest and fees on loans amounted to $400,602 and $425,118, respectively.

         The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans that are past due 90 days or more as to principal or interest unless substantially collateralized and in process of collection, or sooner, if in the opinion of management the borrowers' financial condition is such that collection of principal or interest is doubtful.

                               CNB, INC. AND SUBSIDIARY

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less allowances for depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expenses as incurred. Gains and losses on dispositions are reflected in operations.

    INTANGIBLES

         The Company has intangible assets with a carrying amount of $928,058 and $1,070,116 at December 31, 1995 and 1994, respectively. Substantially all of these intangibles relate to core deposits acquired in prior years' acquisitions. Core deposit intangibles are being amortized over a ten year period using the straight-line method. Amortization charged against operations for all intangibles was $150,862 and $160,099 for 1995 and 1994, respectively.

    INCOME TAXES

         The Company uses the liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The Company and the Bank file consolidated federal and state income tax returns. Under a tax-sharing arrangement, income tax charges or credits are generally allocated to the Company and the Bank on the basis of their respective taxable income or loss included in the consolidated income tax return as determined by the separate return method.

    CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash paid for interest and income taxes was approximately $5,479,743 and $930,047, respectively, during 1995, and $4,381,000 and $561,000, respectively, during 1994.

                               CNB, INC. AND SUBSIDIARY

NOTE 3 -- 1994 ACQUISITION

    On April 1, 1994, the Company acquired Bradford Bankshares, Inc. (BBI), a registered one bank holding company headquartered in Starke, Florida. The combination was accounted for by the Company as a purchase transaction, and resulted in the Company's issuance of 388,172 of its Common shares. Approximately $266,000 in goodwill was recorded in the transaction. Of this amount, $226,000 was written off in 1994 through the elimination of a deferred tax valuation allowance previously recorded by BBI. The remaining goodwill is being amortized over ten years using the straight-line method.


NOTE 4 -- SECURITIES

    Amortized cost and estimated fair value of securities available for sale at December 31, 1995 are as follows:


                         U. S.         U. S.
                       TREASURY     GOVERNMENT
                      SECURITIES     AGENCIES          OTHER         TOTAL
                     -----------    -----------     ----------    -----------
Amortized cost       $13,701,198    $25,210,782       $947,600    $39,859,580
Gross unrealized:
  Gains                   26,846        179,038            104        205,988
  Losses                 (95,204)      (124,272)        (7,607)      (227,083)
                     -----------    -----------     ----------    -----------
Estimated fair value $13,632,840    $25,265,548       $940,097    $39,838,485
                     -----------    -----------     ----------    -----------
                     -----------    -----------     ----------    -----------

Amortized cost and estimated fair value of securities available for sale at December 31, 1994 are as follows:

                         U. S.         U. S.
                       TREASURY     GOVERNMENT
                      SECURITIES     AGENCIES          OTHER         TOTAL
                     -----------    -----------     ----------    -----------

Amortized cost       $12,871,151    $ 8,436,113       $932,100    $22,239,364
Gross unrealized:
  Gains                    3,976            532             --          4,508
  Losses                (147,466)      (325,801)            --       (473,267)
                     -----------    -----------     ----------    -----------
Estimated fair value $12,727,661    $ 8,110,844       $932,100    $21,770,605
                     -----------    -----------     ----------    -----------
                     -----------    -----------     ----------    -----------


                               CNB, INC. AND SUBSIDIARY

NOTE 4 -- SECURITIES (CONTINUED)

Amortized cost and estimated fair value of securities held to maturity are summarized as follows:


                                                              DECEMBER 31,
                              ------------------------------------------------------------------------------
                                                1995                                   1994
                              -------------------------------------   --------------------------------------
                                  U. S.        U. S.                      U. S.        U. S.
                                TREASURY    GOVERNMENT                  TREASURY    GOVERNMENT
                               SECURITIES    AGENCIES      TOTAL       SECURITIES    AGENCIES       TOTAL
                              -----------  -----------  -----------   -----------  -----------   -----------
  Amortized cost              $        --  $13,246,806  $13,246,806   $14,335,299  $26,344,101   $40,679,400
  Gross unrealized:
      Gains                            --       34,666       34,666            --        2,422         2,422
      Losses                           --     (228,927)    (228,927)     (804,489)  (1,618,124)   (2,422,613)
                              -----------  -----------  -----------   -----------  -----------   -----------
  Estimated fair value        $        --  $13,052,545  $13,052,545   $13,530,810  $24,728,399   $38,259,209
                              -----------  -----------  -----------   -----------  -----------   -----------
                              -----------  -----------  -----------   -----------  -----------   -----------



Securities available for sale with a carrying amount of $3,083,383 were sold for $3,086,221 during 1995, resulting in gross realized gains of $6,146 and losses of $3,308. There were no securities sales during the year ended December 31, 1994.

The amortized cost and estimated fair value of securities at December 31, 1995, by contractual maturity, are shown below:


                                                   SECURITIES                        SECURITIES
                                               AVAILABLE FOR SALE                  HELD TO MATURITY
                                       -----------------------------       -----------------------------
                                        AMORTIZED         ESTIMATED         AMORTIZED         ESTIMATED
                                          COST           FAIR VALUE           COST           FAIR VALUE
                                      -----------      ------------       -----------       -----------
Due in:
  One year or less                    $ 5,015,488      $  5,029,660       $        --       $        --
  After one through five years         23,357,364        23,332,365                --                --
  After five through ten years          1,489,380         1,540,635                --                --
  Mortgage-backed securities
    and other                           9,997,348         9,935,825        13,246,806        13,052,545
                                      -----------      ------------       -----------       -----------
                                      $39,859,580      $ 39,838,485       $13,246,806       $13,052,545
                                      -----------      ------------       -----------       -----------
                                      -----------      ------------       -----------       -----------


At December 31, 1995, U. S. Treasury and Government agency securities with an amortized cost of $6,938,009 and estimated fair value of $6,929,615 were pledged to secure public funds and treasury tax and loan deposits.

                               CNB, INC. AND SUBSIDIARY

NOTE 5 -- ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

    Activity in the allowance for loan losses account was as follows:

                                                        1995           1994
                                                     ----------     ----------
Balance beginning of year                            $  827,052     $  690,038
Acquired in BBI acquisition                                  --        169,418
Provision                                               230,000        125,000
Recoveries                                               59,196         24,513
Charge-offs                                            (170,478)      (181,917)
                                                     ----------     ----------
    Balance At End Of Year                           $  945,770     $  827,052
                                                     ----------     ----------
                                                     ----------     ----------


    Loans on a nonaccrual basis totaled approximately $372,000 and $645,000 at December 31, 1995 and 1994, respectively. Foregone interest which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $47,897 and $31,000 in 1995 and 1994, respectively. In addition to nonaccrual loans, non-performing assets include Other Real Estate, property acquired by foreclosure in settlement of debt. Other Real Estate was $125,994 and $62,220 at December 31, 1995 and 1994, and is included in the caption "Other Assets" on the accompanying balance sheets.


NOTE 6 -- PREMISES AND EQUIPMENT

    Premises and equipment were comprised of the following components at December 31:

                                                        1995           1994
                                                     ----------     ----------
Buildings and improvements                           $5,159,376     $5,027,489
Equipment and furnishings                             1,598,842      1,498,133
Land                                                  1,480,177      1,108,577
                                                     ----------     ----------
                                                      8,238,395      7,634,199
Less accumulated depreciation                        (1,805,848)    (1,468,631)
                                                     ----------     ----------
                                                     $6,432,547     $6,165,568
                                                     ----------     ----------
                                                     ----------     ----------

    Depreciation charged against operations was $365,041 and $336,372 for 1995 and 1994, respectively.

                               CNB, INC. AND SUBSIDIARY

NOTE 7 -- NOTE PAYABLE

                                                               December 31,
                                                        1995           1994
                                                     ----------     ----------
Note payable, secured by all issued and
  outstanding common stock of the Bank, at
  prime plus .75%, interest only payable
  monthly through 1994, principal and
  interest payable monthly through 1998              $  950,000     $1,700,000
                                                     ----------     ----------
                                                     ----------     ----------

    The note agreement contains certain restrictions on the Company and the Bank including: maintaining a correspondent relationship; ability to borrow additional funds; the minimum level of capitalization; return on assets; and the maximum level of nonperforming assets.

    Principal payments required under the note at December 31, 1995 are as follows:

1996                                                        $  242,857
1997                                                           242,857
1998                                                           464,286

    The Company has voluntarily accelerated principal payments in both 1995 and 1994. It is management's intention to continue accelerated liquidation of this note.


NOTE 8 -- MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES

    The Company has issued $274,250 of ten-year $10 Series A Mandatory Convertible Subordinated Debentures (the "Debentures") callable on or after November 1, 1992. The Debentures are convertible into Company common stock at a rate of one share of Company stock for the greater of each $15.60 face amount of Debentures or book value of the Company stock at the time of conversion. The Debentures mature on November 1, 2000, and all outstanding Debentures at that time will be converted into common stock. Interest on the Debentures is paid at a variable rate adjusted semi-annually. The rate is computed at the greater of nine percent or the applicable federal rate
    under Internal Revenue Code Section 1274.   As of  December 31, 1995 and
    1994, the interest rate was nine percent.

                               CNB, INC. AND SUBSIDIARY

NOTE 9 -- OTHER OPERATING EXPENSES

    Components of other operating expenses that equal or exceed $80,000 in either year are as follows:

                                                        1995           1994
                                                     ----------     ----------

Regulatory fees                                      $  302,187     $  364,351
Data processing                                         212,789        203,035
Advertising and promotion                               166,190        148,494
Amortization of intangible assets                       150,862        160,099
Postage and delivery                                    134,893        171,864
Supplies                                                 94,103        111,628
Telephone                                                93,981         76,959
Legal and professional                                   84,087        108,263

    The Company follows the policy of expensing advertising costs as incurred.

NOTE 10 -- INCOME TAXES

    The income tax provision for the years ended December 31, 1995 and 1994 consisted of the following components:

                          1995                               1994
           --------------------------------    --------------------------------
           FEDERAL      STATE      TOTAL       FEDERAL      STATE      TOTAL
          --------    --------  ----------    --------     -------    --------
Current   $789,801    $100,000  $  889,801    $630,313     $66,187    $696,500
Deferred   111,719      12,410     124,129      30,598       3,400      33,998
          --------    --------  ----------    --------     -------    --------
  Total   $901,520    $112,410  $1,013,930    $660,911     $69,587    $730,498
          --------    --------  ----------    --------     -------    --------
          --------    --------  ----------    --------     -------    --------

                               CNB, INC. AND SUBSIDIARY

    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                              DECEMBER 31,
                                                      -------------------------
                                                        1995           1994
                                                     ----------     ----------
Deferred tax liabilities:

  Basis difference of property and equipment         $  510,458     $  544,817
  Unearned loan fees                                     84,548         44,650
                                                     ----------     ----------
                                                        595,006        589,467
                                                     ----------     ----------
Deferred tax assets:

  Loan loss provisions                                  220,426        214,150
  Unrealized loss on securities available
    for sale                                              7,868        174,847
  Net operating loss carryover of acquiree               87,338        151,300
  Intangible assets                                      21,017         84,100
  Reserve for possible OREO losses                           --          7,250
  Other items                                            10,980          1,550
                                                     ----------     ----------
                                                        347,629        633,197
                                                     ----------     ----------
    NET DEFERRED TAX ASSET (LIABILITY)               $ (247,377)    $   43,730
                                                     ----------     ----------
                                                     ----------     ----------

    The Company and the Bank have entered into a tax-sharing agreement under which intercompany settlements are made on an "as though separate" basis.


NOTE 11 -- LOANS TO RELATED PARTIES

    Certain officers and directors, and companies in which they held a 10 percent or more beneficial ownership, were indebted (or, in some cases, guaranteed loans) to the Bank as follows:

                                                        1995           1994
                                                     ----------     ----------
Balance January 1                                    $1,955,014     $2,655,661
New loans and advances                                2,025,274      1,150,436
Repayments (excluding renewals)                      (2,168,494)    (1,851,083)
                                                     ----------     ----------
Balance December 31                                  $1,811,794     $1,955,014
                                                     ----------     ----------
                                                     ----------     ----------

    The loans summarized above were made in the normal course of business at prevailing interest rates and terms.

                               CNB, INC. AND SUBSIDIARY

NOTE 12 -- REGULATORY LIMITATIONS

    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 1995, the Bank had approximately $2,420,000 of retained earnings available for dividend to the Company without being required to seek special regulatory approvals.

NOTE 13 -- STOCK OPTIONS

    The Company's President has been granted options to purchase up to 53,558 shares of common stock at prices ranging from $6.11 to $10.40 per share. Of the options outstanding, 35,653 are currently exercisable, all of which have option prices less than $9.00 per share (estimated fair value per share). Of the remaining options that are not yet exercisable, 7,905 have option prices less than $9.00 per share, and 10,000 have option prices in excess of $9.00 per share. The options are exercisable for ten years from the date they first become exercisable.

    Several key employees have also been granted options totalling 11,350. Of this amount, 4,540 are exercisable. All of these options, exercisable and nonexercisable, have option prices less than $9.00 per share.

    No options were granted or exercised during 1995.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and honor stand-by letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank's involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

         Commitments to extend credit, which amount to $10,029,608 and $8,297,000 at December 31, 1995 and 1994, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted.

                               CNB, INC. AND SUBSIDIARY

NOTE 14 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

         Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. The Company had $598,000 and $484,000 outstanding on stand-by letters of credit at December 31, 1995 and 1994, respectively.

         The Company expects no significant losses to be realized in the performance of its obligations under any of the above instruments.

    CONCENTRATIONS OF CREDIT RISK

         The Bank originates residential and commercial real estate loans, and other consumer and commercial loans primarily in the north-central Florida area. In addition, the Bank occasionally purchases loans, primarily in Florida. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Bank's market area.

    USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

         The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. For the Company, such estimates significantly affect the amount at which the allowance for loan losses is carried, the amount of the deferred tax assets that are dependent upon future taxable income and the likelihood and timing of realization of such assets, the factors and amounts entering into the estimate of fair value of financial instruments disclosed in Note 15, and other accounts. All such estimates relate to unsettled transactions and events as of the date of the financial statements and, accordingly, upon settlement it is likely that actual amounts will differ from currently estimated amounts.

    FEDERAL RESERVE REQUIREMENT

         The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 1995 was $1,211,000.

                               CNB, INC. AND SUBSIDIARY

NOTE 14 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

    POTENTIAL ACQUISITION

         As of January 19, 1996, the Company had reached an agreement in principle with Riherd Bank Holding Company (RBHC) to acquire RBHC and its banking subsidiary in Lake Butler, Florida. The terms of the agreement would give RBHC shareholders the option of receiving CNB, Inc. common stock or cash, although management of both companies expects the majority of RBHC shareholders will become CNB shareholders. Negotiations are ongoing as to the details of the potential transaction.


NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

    The table which follows shows the estimated fair value and the related carrying amounts of the Company's financial instruments at December 31, 1995.

    For purposes of this disclosure, the estimated fair value for cash and cash equivalents is considered to approximate their carrying amounts. The estimated fair value for securities is based on quoted market values for the individual or equivalent securities. The estimated fair value for loans is based on interest rates the Company would have charged borrowers at December 31, 1995 for similar loans, maturities and terms.

    The estimated fair value for demand and savings deposits is based on their carrying amount. The estimated fair value for time deposits is based on rates the Company offered at December 31, 1995 for deposits of similar remaining maturities. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate carrying amount at December 31, 1995. Assets and liabilities of the Company that are not defined as financial instruments, such as premises and equipment, are excluded from these disclosures.


                                                      CARRYING      ESTIMATED
                                                       AMOUNT       FAIR VALUE
                                                     ----------     ----------
                                                          (In Thousands)
Financial Assets
  Cash and cash equivalents                          $   12,972      $  12,972
  Securities available for sale                          39,860         39,838
  Securities held to maturity                            13,247         13,053
  Net loans                                            101,403         101,673

Financial Liabilities
  Demand and Savings Deposits                            74,592         74,592
  Time Deposits                                          84,411         84,855

                               CNB, INC. AND SUBSIDIARY

    Non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, customer goodwill, and similar items.

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 1995, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1995 should not necessarily be considered to apply at subsequent dates.

NOTE 16 -- CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)


                                                            December 31,
                                                        1995           1994
                                                    -----------    -----------
BALANCE SHEETS

          ASSETS

  Cash and due from banks                           $   317,620    $   102,602
  Investment in CNB National Bank                    15,653,382     14,741,682
  Other assets                                           31,105         60,158
                                                    -----------    -----------
          TOTAL ASSETS                              $16,002,107    $14,904,442
                                                    -----------    -----------
                                                    -----------    -----------
     LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

    Note payable                                       $950,000    $ 1,700,000
    Other liabilities                                    23,961          3,086
                                                    -----------    -----------
        Total Liabilities                               973,961      1,703,086
                                                    -----------    -----------
                                                    -----------    -----------
  MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES         274,250        274,250
                                                    -----------    -----------
  SHAREHOLDERS' EQUITY
    Common stock                                         16,397         16,397
    Additional paid-in capital                        9,784,369      9,784,369
    Retained earnings                                 4,966,357      3,420,252
    Unrealized loss on securities                       (13,227)      (293,912)
                                                    -----------    -----------
        Total Shareholders' Equity                   14,753,896     12,927,106
                                                    -----------    -----------
                                                    -----------    -----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                    $16,002,107    $14,904,442
                                                    -----------    -----------
                                                    -----------    -----------

                               CNB, INC. AND SUBSIDIARY

                                                      Year Ended December 31,
                                                        1995           1994
                                                    -----------    -----------
STATEMENTS OF OPERATIONS

  Equity in undistributed Bank earnings             $   625,904    $ 1,047,816
  Dividend income                                     1,315,266        597,848
  Interest income                                        12,088          3,273
  Interest expense                                     (161,467)      (178,185)
  Non-interest income                                    16,594          2,855
  Non-interest expense                                  (26,568)      (189,252)
  Income tax benefits                                    59,439         41,811
                                                    -----------    -----------
       Net income                                   $ 1,841,256    $ 1,326,166
                                                    -----------    -----------
                                                    -----------    -----------
STATEMENTS OF CASH FLOWS

  OPERATING ACTIVITIES
   Net income                                       $ 1,841,255    $ 1,326,166
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Undistributed earnings of subsidiary              (625,904)    (1,047,816)
   Changes in year-end balances of:
     Other assets                                        29,053         53,215
     Other liabilities                                   15,765        (39,517)
                                                    -----------    -----------
      Net Cash Provided By Operating Activities       1,260,169        292,048
                                                    -----------    -----------
INVESTING ACTIVITIES
  Cash received in Bradford acquisition                      --        173,019
  Cash used in Bradford acquisition                          --        (23,178)
                                                    -----------    -----------
      Net Cash Provided by Investing Activities              --        149,841
                                                    -----------    -----------
FINANCING ACTIVITIES
  Payments on note payable                             (750,000)      (300,000)
  Cash dividends                                       (295,151)      (131,179)
                                                    -----------    -----------
      Net Cash Used In Investing Activities          (1,045,151)      (431,179)
                                                    -----------    -----------
      Net Increase in Cash and Cash Equivalents         215,018         10,710

      Cash and Cash Equivalents:
        Beginning of Year                               102,602         91,892
                                                    -----------    -----------
                                                    -----------    -----------
        End of Year                                 $   317,620    $   102,602
                                                    -----------    -----------
                                                    -----------    -----------

                                      SIGNATURE



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CNB, INC.
                                    --------------------------------
                                         (Registrant)

                         By:        /s/
                                    --------------------------------
                                    K.C. Trowell
                                    President, Principal Executive
                                    Officer, and Chief Financial
                                    Officer


                         Date:      July 16, 1996