Form 10QSB
period 1996-06-30
CNB INC /FL
filed 1996-08-12
CIK 852618

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---       EXCHANGE ACT OF 1934 (no fee required)
          For the quarterly period ended   June 30, 1996
                                         ------------------
                                    OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
          For the transition period from ________ to ________





                       Commission File No.  0-25988

                                  CNB, Inc.
                    ----------------------------------
                      (NAME OF SMALL BUSINESS ISSUER)


                    FLORIDA                                59-2958616
          ---------------------------------            ------------------
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)

          Post Office Box 3239
          201 North Marion Street
          Lake City, Florida                                 32056
          ----------------------------------           ------------------
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

The number of shares of the registrant's common stock outstanding as of July 31, 1996 was 1,639,733 shares, $0.01 par value per share.

                                 CNB, INC.
                      FINANCIAL REPORT ON FORM 10-QSB




                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets (Unaudited) ....................  3
                Consolidated Statements of Income (Unaudited) ..............  4
                Consolidated Statements of Shareholders' Equity (Unaudited).  6
                Consolidated Statement of Cash Flows (Unaudited) ...........  7
                Notes to Consolidated Financial Statements (Unaudited) .....  8
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Consolidated Financial Highlights ..........................  9
                Overview ................................................... 10
                Results of Operations ...................................... 10
                Earning Assets ............................................. 14
                Funding Sources ............................................ 18
                Interest Rate Sensitivity/Liquidity ........................ 18
                Capital Resources .......................................... 20


PART II - OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Security Holders ........... 21

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                CNB, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                                         June 30,
                                                           1996
                                                      --------------
                                                        (thousands)
ASSETS
Cash and Due From Banks                               $     7,870
Federal Funds Sold                                          9,200
Interest Bearing Deposits                                     389
                                                      -----------
  Cash and Cash Equivalents                                17,459
Securities Available for Sale                              33,644
Securities Held to Maturity                                12,206
Loans:
  Commercial, Financial & Agricultural                     51,121
  Real Estate - Construction                                2,782
  Real Estate - Residential                                37,639
  Installment & Consumer Lines                             17,041
                                                      -----------
     Total Loans, net of unearned discount                108,583
Less:  Allowance for Loan Losses                             (994)
                                                      -----------
     Net Loans                                            107,589

Premises and Equipment, net                                 6,474
Other Assets                                                2,978
                                                      -----------
          TOTAL ASSETS                                $   180,350
                                                      ===========

LIABILITIES
Non-Interest Bearing Deposits                         $    20,520
Interest Bearing Deposits:
  Savings,Time & Demand                                   128,765
  Time, $100,000 & Over                                    13,459
                                                      -----------
     Total Deposits                                       162,744
Note Payable                                                  350
Other Liabilities                                           1,474
                                                      -----------
     Total Liabilities                                    164,568
                                                      -----------

Mandatory Convertible Subordinated Debentures                 274
                                                      -----------

SHAREHOLDERS' EQUITY
Common Stock -
     $.01 par value,  10,000,000 shares authorized;
     1,639,733 shares issued and outstanding                   16
Additional Paid-In Capital                                  9,784
Retained Earnings                                           5,895
Net Unrealized Loss on Securities Available for Sale         (187)
                                                      -----------
     Total Shareholders' Equity                            15,508
                                                      -----------
       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $   180,350
                                                      ===========

                                     3

                             CNB, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                       1996           1995
                                                   ------------    ----------
                                                          (thousands)
INTEREST INCOME:
  Interest on Loans                                  $    5,013    $    4,318
  Interest on Securities Held to Maturity                   350         1,123
  Interest on Securities Available for Sale               1,086           454
  Interest on Federal Funds Sold                            216           244
  Interest on Interest Bearing Deposits                      12            11
                                                     ----------    ----------
    Total Interest Income                                 6,677         6,150

INTEREST EXPENSE:
Interest on Deposits                                      2,895         2,803
Other Interest Expense                                       45            88
                                                     ----------    ----------
    Total Interest Expense                                2,940         2,891
                                                     ----------    ----------
      NET INTEREST INCOME                                 3,737         3,259

Provision for Loan Losses                                   205           120
                                                     ----------    ----------
Net Interest Income After Loan Loss Provision             3,532         3,139

NON-INTEREST INCOME:
  Service Charges                                           601           560
  Other Fees and Charges                                    220           125
                                                     ----------    ----------
    Total Non-Interest Income                               821           685
                                                     ----------    ----------

NON-INTEREST EXPENSES:
  Salaries and Employee Benefits                          1,385         1,357
  Occupancy and Equipment Expenses                          415           394
  Other Operating Expenses                                  845           867
                                                     ----------    ----------
    Total Non-Interest Expenses                           2,645         2,618
                                                     ----------    ----------

Realized Losses on Securities Available For Sale           (25)          -
                                                     ----------    ----------

Income Before Income Taxes                                1,683         1,206
    Income Taxes                                            591           422
                                                     ----------    ----------

NET INCOME                                           $    1,092    $      784
                                                     ==========    ==========

Net Income Per Common Share                          $     0.66    $     0.48
                                                     ==========    ==========

Average Common Shares Outstanding                     1,639,733     1,639,733
                                                     ==========    ==========

                          CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                   Three Months Ended June 30,
                                                        1996          1995
                                                     ----------    ----------
                                                          (thousands)
INTEREST INCOME:
  Interest on Loans                                  $    2,549    $    2,243
  Interest on Securities Held to Maturity                   171           589
  Interest on Securities Available for Sale                 517           206
  Interest on Federal Funds Sold                            124           136
  Interest on Interest Bearing Deposits                       6             7
                                                     ----------    ----------
    Total Interest Income                                 3,367         3,181

INTEREST EXPENSE:
  Interest on Deposits                                    1,430         1,490
  Other Interest Expense                                     19            43
                                                     ----------    ----------
    Total Interest Expense                                1,449         1,533
                                                     ----------    ----------
      NET INTEREST INCOME                                 1,918         1,648

Provision for Loan Losses                                    90            50
                                                     ----------    ----------
Net Interest Income after Loan Loss Provision             1,828         1,598

NON-INTEREST INCOME:
  Service Charges                                           311           277
  Other Fees and Charges                                     84            58
                                                     ----------    ----------
    Total Non-interest Income                               395           335
                                                     ----------    ----------

NON-INTEREST EXPENSES:
  Salaries and Employee Benefits                            703           693
  Occupancy and Equipment Expenses                          209           205
  Other Operating Expenses                                  420           447
                                                     ----------    ----------
    Total Non-interest Expenses                           1,332         1,345
                                                     ----------    ----------

Realized Losses on Securities Available For Sale            (25)          -
                                                     ----------    ----------

Income Before Taxes                                         866           588
  Income Taxes                                              305           206

                                                     ----------    ----------
NET INCOME                                           $      561    $      382
                                                     ==========    ==========

Net Income per common share                          $     0.34    $     0.23
                                                     ==========    ==========

Average common shares outstanding                     1,639,733     1,639,733
                                                     ==========    ==========

                          CNB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (Unaudited)

                                                            Additional                 Total
                                                 Common       Paid-in    Retained   Shareholders'
                                                  Stock       Capital    Earnings      Equity
                                                ---------  -----------  ---------  ---------------
                                                                  (thousands)
Balance at December 31, 1994                     $     16    $  9,784    $ 3,420     $ 12,927

Net Income for the Six Months
  Ended June 30, 1995                                 -           -          784          784

Cash Dividends                                        -           -         (131)        (131)

Change in Unrealized Loss on Securities
  Available for Sale, net of taxes                    -           -          -            277
                                                 --------    --------    -------     --------
Balance at June 30, 1995                         $     16    $  9,784    $ 4,073     $ 13,857
                                                 ========    ========    =======     ========

Balance at December 31, 1995                     $     16    $  9,784    $ 4,967     $ 14,754

Net Income for the Six Months
     Ended June 30, 1996                              -           -        1,092        1,092

Cash Dividends                                        -           -         (164)        (164)

Change in Unrealized Loss on Securities
     Available for Sale, net of taxes                 -           -          -           (174)
                                                 --------    --------    -------     --------
Balance at June 30, 1996                         $     16    $  9,784    $ 5,895     $ 15,508
                                                 ========    ========    =======     ========

                          CNB, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Six Months Ended June 30,
                                                       1996          1995
                                                     -----------   ----------
                                                           (thousands)
OPERATING ACTIVITIES
Net Income                                            $   1,092     $     784
Adjustments to Reconcile Net Income to
Cash Provided By(Used In) Operating
Activities :
    Depreciation and Amortization                           249           257
    Provision for Loan Loss                                 205           120
    Security Amortization, net                              132           128
    Changes In Period-End Balances of:
        Other Assets                                       (100)         (514)
        Other Liabilities                                  (278)          467
                                                      ---------     ---------
               Net Cash Provided By
               Operating Activities                       1,300         1,242
                                                      ---------     ---------

INVESTING ACTIVITIES
Purchases of Securities Available for Sale               (3,995)       (2,032)
Purchases of Securities Held to Maturity                    -          (6,548)
Maturities of Securities Available for Sale               1,000         5,350
Sales of Securities Available for Sale                    4,039         1,500
Securities Available for Sale Called by Issuer            2,500           -
Securities Held to Maturity Called by Issuer                -           8,000
Mortgage Backed Securities - Principal Payments           3,281         1,206
Net Increase in Loans                                    (6,391)       (6,068)
Net Increase in Premises & Equipment                       (224)         (177)
                                                      ---------     ---------
             Net Cash Provided By
             Investing Activities                           210         1,231
                                                      ---------     ---------

FINANCING ACTIVITIES
Net Increase In Deposits                                  3,741         3,324
Repayment of Note Payable                                  (600)         (300)
Cash Dividend(s)                                           (164)         (131)
                                                      ---------     ---------
             Net Cash Provided By
             Financing Activities                         2,977         2,893
                                                      ---------     ---------

                 Net Increase in Cash
                 and Cash Equivalents                     4,487         5,366

Beginning Balance                                        12,972        12,266
                                                      ---------     ---------

Cash & Cash Equivalents at End of Period              $  17,459     $  17,632
                                                      =========     =========

SUPPLEMENTAL DISCLOSURES:
     Interest Paid                                    $   3,152     $   2,641
                                                      =========     =========

     Taxes Paid                                       $     560     $     470
                                                      =========     =========

                                     7

                         CNB, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)


NOTE 1. CONSOLIDATION
The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 3. ACQUISITIONS
On July 19, 1996 the Securities and Exchange Commission declared effective the Company's registration statement filed May 3, 1996 on Form S-4, as amended. The registration statement disclosed the Company's intent to acquire Riherd Banking Company of Lake Butler, Florida. This acquisition will add approximately $48 million in assets and should be consummated during the third quarter of 1996.

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

                           CNB INC. AND SUBSIDIARY
                           Selected Financial Data

                                                Six Months Ended June 30,
                                                    1996         1995      CHANGE%
                                                 -----------  -----------  -------
DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
===================================================================================
SUMMARY OF OPERATIONS:
Total Interest Income                            $     6,677  $     6,150      9 %
Total Interest Expense                                (2,940)      (2,891)     2
                                                 -----------  -----------
   Net Interest Income                                 3,737        3,259     15

Provision for Loan Losses                               (205)        (120)    71
                                                 -----------  -----------
   Net Interest Income After
       Loan Loss Provision                             3,532        3,139     13

Non-Interest Income                                      821          685     20
Non-Interest Expense                                  (2,645)      (2,618)     1
                                                 -----------  -----------

Realized Losses on Securities
   Available For Sale                                    (25)       -
                                                 -----------  -----------

Income Before Taxes                                    1,683        1,206     40
Income Taxes                                            (591)        (422)    40
                                                 -----------  -----------

Net Income                                       $     1,092  $       784     39
                                                 ===========  ===========

===================================================================================
PER COMMON SHARE:
Net Income Per Common Share                      $      0.66  $      0.48     38 %
Book Value                                              9.46         8.45     12
Dividends                                               0.10         0.08     25
Shares Outstanding                                 1,639,733    1,639,733     -
Weighted Average Shares Outstanding                1,639,733    1,639,733     -


===================================================================================
KEY RATIOS:
Return on Average Assets                                1.23 %       0.93 %   32 %
Return on Average Shareholder's Equity                 14.42        11.74     23
Dividend Payout-computed on a per share basis          15.15        16.67     (9)
Overhead Ratio                                         60.76        68.45    (11)
Total Risk-Based Capital Ratio                         15.13        15.30     (1)
Average Shareholders Equity to Assets                   8.50         7.89      8
Tier 1 Leverage                                         8.27         7.49     10


===================================================================================
FINANCIAL CONDITION AT PERIOD END:
Assets                                           $   180,350  $   172,932      4 %
Total Loans, net of unearned discount                108,583       92,056     18
Total Deposits                                       162,744      155,936      4
Common Shareholders' Equity                           15,508       13,857     12

OVERVIEW
     Earnings for the six months ended June 30, 1996 were $1.1 million, or $0.66 per share, representing a 39.3% increase when compared to $784,000, or $0.48 per share, for the same period in 1995. The improved earnings have produced a return on average shareholders' equity and return on average assets of 14.42% and 1.23%, respectively, compared to 11.74% and 0.93%, one year ago. Total assets were up 4.3% to $180.3 million on June 30, 1996, compared to $172.9 million on June 30, 1995. Total loans and deposits were also up 18.0% and 4.4% to $108.6 million and $162.7 million, respectively. Shareholders' equity was $15.5 million at June 30, 1996, up 11.9% from the same period ended in 1995 due mainly to the retention of earnings.

     Improved earnings for the first half of 1996 are mainly attributable to a 14.7% increase in net interest income to $3.7 million, from $3.2 million for the comparable period in 1995. The increased net interest income is primarily a result of loan growth and improved interest margins. Provision for loan losses for the period was $205,000 compared to $120,000 in 1995, an increase of $85,000, or 70.8%, due mainly to loan growth and a low provision requirement in the first half of 1995. Non-interest expenses, net of non-interest income, decreased $109,000, or 5.6%, during the first six months of 1996 compared to 1995. The provision for income taxes for 1996 was $591,000 compared to $422,000 in 1995, representing an increase of 40.0%, due solely to the increased net earnings.

     Cash dividends paid for the first six months of 1996 were $0.10 per share, a 25% increase, when compared to $0.08 per share for the comparable period in 1995. The Board of Directors has declared a cash dividend payable on August 5, 1996 of $0.06 per share, an increase of 20% from last quarter.

     On July 19, 1996 the Securities and Exchange Commission declared effective the Company's registration statement filed May 3, 1996 on Form S-4, as amended. The registration statement disclosed the Company's intent to acquire Riherd Banking Company of Lake Butler, Florida. This acquisition will add approximately $48 million in assets and should be consummated during the third quarter of 1996.

RESULTS OF OPERATIONS
NET INTEREST INCOME
     Net interest income, the primary source of revenue for the Bank, was $3.7 million for the first six months of 1996, an increase of $.5 million, or 14.7%, compared to the same period last year. This increase was primarily a result of loan growth and a higher net interest margin. The earning asset yield has grown at a rate of 3.1% while the funding liability cost decreased 1.4%. The Company's net interest margin, which increased 8.8%, was insulated by loan growth coupled with a $2.3 million, or 12.5%, increase in non-interest bearing deposits. Total loans have averaged 64.4% of earning assets, up from 57.2% for the same period in 1995. The improved loan ratio is a result of increasing total loans by $16.5 million, or 18.0%, while earning assets have increased by $6.0 million, or 3.8%. Table 1: "Average Balances - Yields and Rates", below, indicates the Company's average volume of interest earning assets and interest bearing liabilities for the first six months of 1996 and 1995.

     The net interest margin for the first six months of 1996 increased to 4.58% from 4.21% a year ago and 4.49% last quarter. The 37 basis point improvement over last year is due mainly to the increase in loans as a percentage of earning assets combined with favorable repricing of adjustable rate mortgage-back securities which more than offset the slight decrease in total loan yield. The 19 basis point decrease in the loan portfolio's yield is due mainly to lower market rates in the first half of 1996 compared to the
same period in 1995.   Also, average time deposits in this period represented
52.0% of total average deposits, compared to 52.6% a year earlier. Money market deposits increased to $20.9 million on June 30, 1996 from $14.0 million in 1995. The change in interest bearing deposit mix for the comparative period resulted in only a 6 basis point decrease in the cost of funding sources. Table 1a: "Analysis of Changes in Interest Income and Expense", below, indicates that the change in interest income was due mainly to volume increases in the loan portfolio.

                        TABLE 1: AVERAGE BALANCES AND RATES
                                    (Unaudited)

                                                June 30, 1996                        June 30, 1995
                                      --------------------------------     --------------------------------
                                                  Interest                             Interest
                                       Average    Income or   Average       Average    Income or   Average
                                       Balance     Expense      Rate        Balance     Expense      Rate
                                      ---------   --------    --------     ---------   ---------   --------
                                                               (dollars in thousands)
ASSETS:
  Federal Funds Sold                   $  8,500      $  216      5.11%      $  8,372      $  244      5.88 %
  Securities Available for Sale          36,622       1,086      5.96         18,029         454      5.08
  Securities Held to Maturity            12,837         350      5.48         40,074       1,123      5.65
  Loans, net unearned (1)               105,646       5,013      9.54         89,452       4,318      9.73
  Interest Bearing Deposits                 404          12      5.98            354          11      6.27
                                       --------      ------     -----       --------      ------     -----

TOTAL EARNING ASSETS                    164,009       6,677      8.19        156,281       6,150      7.94
  All Other Assets                       15,191                               14,483
                                       --------                             --------

TOTAL ASSETS                           $179,200                             $170,764
                                       ========                             ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Deposits:
  NOW & Money Markets                  $ 44,086         582      2.65       $ 42,691         554      2.62
  Savings                                12,768         132      2.09         12,139         169      2.81
  Time Deposits                          83,740       2,181      5.24         81,015       2,080      5.18
Notes Payable & Debentures                  974          45      9.22          1,849          88      9.52
                                       --------      ------     -----       --------      ------     -----
TOTAL INTEREST BEARING
  LIABILITIES                           141,568       2,940      4.18        137,694       2,891      4.24
Demand Deposits                          20,595                               18,312
Other Liabilities                         1,807                                1,288
Shareholders' Equity                     15,230                               13,470
                                       --------                             --------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $179,200                             $170,764
                                       ========                             ========

                                                                -----                                -----
INTEREST SPREAD (2)                                              4.01%                                3.70 %
                                                                =====                                =====
                                                     ------                               ------
NET INTEREST INCOME                                  $3,737                               $3,259
                                                     ======                               ======

NET INTEREST MARGIN (3)                                          4.58%                                4.21 %
                                                                =====                                =====

- ---------------

(1) Interest income on average loans includes loan fee recognition of $183,000 and $187,000 in 1996 and 1995 respectively.
(2) Represents the average rate earned minus averageate rate paid.
(3) Represents net interest income divided by total earning assets.

           TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                 (Unaudited)

                                        NET CHANGE JUNE 30,          NET CHANGE JUNE 30,
                                     1995-1996 ATTRIBUTABLE TO:   1994-1995 ATTRIBUTABLE TO:
                                     --------------------------   --------------------------
                                                          Net                           Net
                                     Volume(1)  Rate(2)  Change    Volume(1)  Rate(2)  Change
                                     ---------  -------  ------    ---------  -------  ------
                                                             (thousands)
INTEREST INCOME:
  Federal Funds Sold                   $    4      (32)    (28)      $    8       93      101
  Securities Available for Sale           471      161     632         (231)      46     (185)
  Securities Held to Maturity            (763)     (10)   (773)         161      131      292
  Loans                                   793      (98)    695          660      518    1,178
  Interest Bearing Deposits                 2       (1)      1            4        3        7
                                       ------   ------   -----       ------   ------   ------
    Total                              $  507       20     527       $  602      791    1,393


INTEREST EXPENSE:
  Deposits:
    NOW & Money Markets                $   21        7      28       $   (3)      72       69
    Savings                                 9      (46)    (37)           3       43       46
    Time Deposits                          77       24     101          140      488      628
  Notes Payable & Debentures              (41)      (2)    (43)         (17)      20        3
                                       ------   ------   -----       ------   ------   ------
    Total                                  66      (17)     49          123      623      746
                                       ------   ------   -----       ------   ------   ------
      Net Interest Income              $  441       37     478       $  479      168      647
                                       ======   ======   =====       ======   ======   ======

- ---------------

(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

     Also includes changes in interest income and expense not due soley to volume or rate changes.

PROVISION FOR LOAN LOSSES
     The Allowance for Loan Losses represents a reserve for potential losses in the loan portfolio. The Provision for Loan Losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The provision for loan losses increased $85,000, or 70.8%, to $205,000 during the first half of 1996 as compared to $120,000 for the comparable period in 1995. This increase is primarily a result of loan growth and a low provision requirement in the first quarter of 1995.

NON-INTEREST INCOME
     Non-interest income at June 30, 1996 was $821,000, an increase of $136,000, or 19.9%, from one year earlier. This increase is due mainly to deposit service charges, other deposit related fees and safe deposit box rental income. As a result, non-interest income as a percentage of average total assets increased to 0.92% for the first six months of 1996 from 0.81% for 1995.

NON-INTEREST EXPENSE
     Non-interest expense increased by only $27,000, or 1.0% for the first six months of 1996 as compared to 1995. Salaries and Employee Benefits increased 2.1%, due mainly to additional staff and wage increases. Full-time equivalent employees were up 4.2% at June 30, 1996, compared to one year ago. Occupancy and Equipment expenses had increased 5.3% due mainly to higher property insurance and increased depreciation expense due to renovation of an office. Other Operating Expenses were 2.5% less in 1996 primarily due to the decrease in FDIC assessment expense and amortization of intangible assets. At June 30, 1996 and 1995, non-interest expenses as a percentage of average total assets were 3.0% and 3.1% respectively.

     The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, has improved to 60.8% from 68.5% for the six months ended June 30, 1996, compared to 1995.

                     TABLE 2: OTHER OPERATING EXPENSES

                                              Six months Ended June 30,
                                                1996            1995
                                              -------         --------
                                                     (thousands)
     Advertising and Promotion                  $137            $ 97
     Data Processing                             109             106
     Regulatory Fees                             102             200
     Loan Expenses                                47              40
     Amortization of Intangible Assets            69              75
     Postage and Delivery                         64              68
     Supplies                                     67              54
     Telephone                                    46              47
     Administrative                               42              40
     Legal and Professional                       56              52
     Courier                                      35              30
     Other                                        71              58
                                                ----            ----
     Total Other Operating Expenses             $845            $867
                                                ====            ====

INCOME TAXES
     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The Company's estimated tax rate for 1996 is 35%.

EARNING ASSETS
LOANS
     During the first half of 1996, average loans were $105.6 million and were 64.4% of average earning assets, compared to $89.5 million and 57.2% for 1995. Total loans have increased by $16.5 million, or 18.0%, since June 30, 1995. As a result, the Company's loan-to-deposit ratio has increased to 66.7% at June 30, 1996, compared to 59.0% at the end of comparable period in 1995. The following table compares the composition of the Company's loan portfolio as of June 30, 1996, to 1995. Management expects this loan portfolio composition to stay approximately the same throughout 1996.

                    TABLE 3: LOAN PORTFOLIO COMPOSITION

                                                      June 30,
     Types of Loans                              1996           1995
                                               --------       --------
                                                     (thousands)
     Commercial, Financial and Agricultural    $ 51,121       $ 38,660
     Real Estate - Construction                   2,782          2,020
     Real Estate - Residential                   37,639         36,531
     Installment and Consumer Lines              17,041         14,845
                                               --------       --------

     Total Loans, Net of Unearned Discount      108,583         92,056
     Less: Allowance for Loan Losses                994            888
                                               --------       --------

     Net Loans                                 $107,589       $ 91,168
                                               ========       ========

     The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on June 30, 1996. Loan maturity is based upon scheduled principal payments.

               TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                              June 30, 1996

                                        0-12       1-5       Over 5
                                       Months     Years      Years    Total
                                      --------- ---------  --------  --------
                                                    (thousands)
All Loans Other Than Construction      $12,473   $48,676   $44,797   $105,946
Real Estate - Construction               2,782       -         -        2,782
                                       -------   -------   -------   --------

Total                                  $15,255   $48,676   $44,797   $108,728
                                       =======   =======   =======   ========

Fixed Interest Rate                    $ 6,574   $28,312   $ 8,457   $ 43,343
Variable Interest Rate                 $ 8,681   $20,364   $36,340   $ 65,385



LOAN QUALITY. The allowance for loan losses on June 30, 1996, was 0.92% of total loans, compared to 0.96% on June 30, 1995. Table 5 Allocation of Allowance for Loan Losses, set forth below, indicates the specific reserves allocated by loan type.

             TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                             June 30,
                                             1996                            1995
                                    ---------------------------      -------------------------
                                                   Percent of                     Percent of
                                                  Loans in Each                  Loans in Each
                                                   Category to                    Category to
                                      Amount       Total Loans        Amount      Total Loans
                                     --------     -------------      --------    -------------
                                                      (dollars in thousands)
     Commercial, Financial
        and Agricultural               $539            47%             $496           42%
     Real Estate - Construction           8             2%                3            2%
     Real Estate- Residential            79            35%               72           40%
     Consumer                           345            16%              313           16%
     Unallocated                         23             -                 4            -
                                       ----           ----             ----          ----
     Total                             $994           100%             $888          100%
                                       ====           ====             ====          ====

     Total non-performing assets have decreased $96,000, or 16.7% to $478,000 on June 30, 1996 from $574,000 on June 30, 1995. Net charge-offs increased $98,000 to $157,000 for the first half of 1996 from $59,000 for the same period of 1995. The increased net charge-offs are mainly attributable to the charge-off of a single commercial loan in the first quarter of 1996.

                     TABLE 6: NON-PERFORMING ASSETS

                                            June 30,             Year-end
                                       1996           1995         1995
                                     --------       --------     --------
                                             (dollars in thousands)
          Non-Accrual Loans            $253           $330          $372
          Past Due Loans 90 Days or
             More and Still Accruing     47            204           159
          Other Real Estate Owned       178             40           126
                                       ----           ----          ----
          Total Non-Performing Assets  $478           $574          $657
                                       ====           ====          ====

          Percent of Total Assets      0.27%          0.33%         0.37%

          Percent Covered by the
             Allowance for Loan Losses  208%           155%          144%

     The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: Activity in Allowance for Loan Losses, below, indicates activity in the allowance for loan losses for the first six month period of 1996 as compared to 1995.

                  TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                        Six Months Ended June 30,
                                                             1996       1995
                                                          --------     --------
Allowance for loan loss balance applicable to:            (dollars in thousands)

Balance at beginning of year                               $    946    $    827

Loans charged-off:
  Commercial,financial and agricultural                          56        -
  Real estate construction                                     -           -
  Real estate residential                                         1        -
  Consumer                                                      111          88
                                                           --------    --------
    Total Loans Charged-Off                                     168          88
                                                           --------    --------

Recoveries on loans previously charged-off:
  Commercial, financial and agricultural                          3           6
  Real estate construction                                     -           -
  Real estate residential                                         1        -
  Consumer                                                        7          23
                                                           --------    --------
    Total Loan Recoveries                                        11          29
                                                           --------    --------

      Net loans charged-off                                     157          59
                                                           --------    --------

Provision for loan losses charged to expense                    205         120
                                                           --------    --------

Ending balance                                             $    994    $    888
                                                           ========    ========

Total loans outstanding                                    $108,583    $ 92,056
Average loans outstanding                                  $105,646    $ 89,452
Allowance for loan losses to loans outstanding                 0.92%       0.96%
Net charge-offs to average loans outstanding                   0.15%       0.07%






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

     The following tables set forth the maturity distribution of securities held to maturity and available for sale, and the weighted average yields of the Company's total investment portfolio.


            TABLE 8: MATURITY DISTRIBUTION OF SECURITIES HELD TO MATURITY
                      and Securities Available for Sale (1)
                                June 30, 1996


                                              Securities Held to Maturity  Securities Available for Sale
                                              ---------------------------  -----------------------------
                                                Amortized     Estimated       Amortized     Estimated
                                                  Cost       Market Value       Cost       Market Value
                                                ---------    ------------     ---------    ------------
                                                                       (thousands)
U.S. Treasury
  One Year or Less                               $   -          $   -          $ 3,531        $ 3,518
  Over One Through Five Years                        -              -            9,024          8,937
  Over Five Through Ten Years                        -              -              -              -
  Over Ten Years                                     -              -              -              -
                                                 -------        -------        -------        -------
Total U.S. Treasury                              $   -          $   -          $12,555        $12,455

U.S. Government Agencies and Corporations:
  One Year or Less                               $ 1,231        $ 1,229        $ 3,010        $ 3,016
  Over One Through Five Years                     10,871         10,391          9,647          9,477
  Over Five Through Ten Years                        104            108            999            993
  Over Ten Years (4)                                 -              -            6,747          6,723
                                                 -------        -------        -------        -------
Total U.S. Government Agencies                   $12,206        $11,728        $20,403        $20,209
    and Corporations

Other securities
  One Year or Less (2)                           $   -          $   -          $   311        $   310
  Over One Through Five Years (2)                    -              -               78             76
  Over Five Through Ten Years                        -              -              -              -
  Over Ten Years (3)                                 -              -              985            980
                                                 -------        -------        -------        -------
Total Other Securities                           $   -          $   -          $ 1,374        $ 1,366
                                                 -------        -------        -------        -------
Total Securities                                 $12,206        $11,728        $34,332        $34,030
                                                 =======        =======        =======        =======

- -------------------
(1)  All securities are taxable.
(2)  Represents interest-bearing deposits in other banks.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.
(4) Represents investments in mortgage-backed securities which are subject to early repayment.



                    TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                  June 30, 1996   December 31, 1996   June 30, 1995
                                  -------------   -----------------   -------------
    One Year or Less                  6.16 %             5.83 %           4.49 %
    Over One through Five Years       5.76 %             5.63 %           5.53 %
    Over Five through Ten Years       8.07 %             7.80 %           5.88 %
    Over Ten Years (1)                7.03 %             6.23 %           6.21 %

    ___________________________
    (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

OTHER EARNING ASSETS

     Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Federal Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be placed into longer term investments as securities.

FUNDING SOURCES
DEPOSITS

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested, primarily in loans. In October 1995, the Bank introduced a premier money market product to compete directly with other ready asset investments offered by non-banking institutions. The following table sets forth certain deposit categories for the periods ended June 30, 1996 and 1995.

                         TABLE 10: TOTAL DEPOSITS

                                                   June 30,
                                               1996        1995
                                             --------    --------
                                                  (thousands)
     Non-Interest Bearing:
          Demand Checking                    $ 20,520    $ 18,174

     Interest Bearing:
          NOW Checking                         23,466      27,110
          Money Market Checking                20,899      13,973
          Savings                              12,912      12,649
          Certificates of Deposit              84,947      84,030
                                             --------    --------
     Total Deposits                          $162,744    $155,936
                                             ========    ========

NOTE PAYABLE

     During the past year, the Company has continued to voluntarily accelerate principal payments on its note payable. This effort is reflected by the $1.1 million decrease in outstanding balance when comparing June 30, 1996 to 1995.

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

     The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At June 30, 1996, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated timeframe) of $14.5 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                      TABLE 11: RATE SENSITIVITY ANALYSIS
                                 June 30, 1996


                                        0-3       4-6         7-12       1-5      Over 5
                                       Months    Months      Months      Years     Years     Total
                                       -------   -------    --------    ------   --------   --------
INTEREST EARNING ASSETS:
Federal Funds Sold                     $ 9,200   $    -     $    -     $   -     $    -     $  9,200
Securities Held to Maturity                314        -          917    10,871        104     12,206
Securities Available for Sale (1,2)      2,213      3,559      8,177    18,249      2,182     34,380
Loans (3)                               39,043      7,505     15,685    39,101      7,394    108,728
                                       -------   --------   --------   -------   --------   --------
Total Earning Assets                   $50,770   $ 11,064   $ 24,779   $68,221   $  9,680   $164,514

INTEREST BEARING LIABILITIES:
NOW & Money Market(4)                  $25,598   $    -     $    -     $   -     $ 18,768   $ 44,366
Savings(4)                               3,874        -          -         -        9,038     12,912
Time Deposits                           23,214     19,723     28,110    13,881         19     84,947
Notes Payable & Debentures                 350        274        -         -          -          624
                                       -------   --------   --------   -------   --------   --------
Total Interest Bearing                 $53,036   $ 19,997   $ 28,110   $13,881   $ 27,825   $142,849

Int. Rate Sens. Gap                    $(2,266)  $ (8,933)  $ (3,331)  $54,340   $(18,145)  $ 21,665
Cum. Int. Rate Sens. Gap               $(2,266)  $(11,199)  $(14,530)  $39,810   $ 21,665   $ 21,665

Int. Rate Sens. Gap Ratio                 0.96       0.55      0.88      4.91       0.35       1.15
Cum. Int. Rate Sens. Gap Ratio            0.96       0.85      0.86      1.35       1.15       1.15

Ratio of Cumulative Gap to
    Total Earning Assets:
       June 30, 1996                     (1.38)     (6.81)    (8.83)    24.20      13.17
       June 30, 1995                      1.16      (1.96)    (6.00)    20.57      12.03

- -----------------------------
(1) Includes Interest Bearing Deposits of 389,000.

(2) Includes equity in Federal Home Loan Bank of $586,000 and Federal Reserve Bank of $351,000.
    Securities are shown at their amortized cost, excluding market value adjustment for unrealized losses of $299,000.

(3) Total Loans including Unearned Discount of $145,000.

(4) Certain deposit accounts are included in the After Five Years category. If they had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (25.73) for the catetory at June 30, 1996.





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

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $52.3 million and represented 32.5%
of average total deposits during the first half of 1996, compared to $33.2 million and 21.6% for 1995. At the end of 1995 banks were granted an opportunity to restructure their securities portfolios according to availability for sale. The Bank, thereby, reclassed $30.1 million of its securities held to maturity as those available for sale, in effect increasing its liquidity position in anticipation of the need for future loan demand. Average loans were 65.5% and 58.0% of average deposits for the six month period ended June 30, 1996 and 1995, respectively. As noted in Table 3 - "Loan Portfolio Composition", approximately $91.5 million, or 84.3%, of the loan portfolio consisted of commercial loans, real estate residential loans and real estate construction loans and approximately 14.0% of the total loan portfolio matures within one year, see Table 4 - "Maturity Schedule of Selected Loans".

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 91.7% of total deposits at the end of the first six months of 1996 and 91.5% for the comparable period in 1995. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

         TABLE 12: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                              June 30, 1996

                                                  Amount
                                                (thousands)
               Three Months or Less               $ 3,348
               Three Through Six Months             3,184
               Six Through Twelve Months            4,931
               Over Twelve Months                   1,996
                                                  -------
               Total                              $13,459
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

     Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at June 30, 1996 compared to 1995 are as follows:

                         TABLE 13: CAPITAL RATIOS

                                             June 30,              Well Capitalized   Regulatory
                                       1996           1995            Requirements     Minimums
                                      ------         ------        ----------------   ----------
Risk Based Capital Ratios:
   Tier 1 Capital Ratio                13.9%          14.0%                6.0%          4.0%
   Total Capital to
     Risk-Weighted Assets              15.1%          15.3%               10.0%          8.0%

Tier 1 Leverage Ratio                   8.3%           7.5%                5.0%          4.0%

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     Item 2. Changes in Securities -

     (a)     Not applicable.

     (b)     Not applicable.


     Item 3. Defaults Upon Senior Securities - Not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders - On April 17, 1996, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, C. Lavoye Boggus, Audrey S. Bullard, Seymour Chotiner, Roy C. Dicks, Marvin H. Pritchett, Helen B. Real, A. Leonard Schloffman, Jimmie L. Scott, T. Allison Scott,
     William Streicher and K. C. Trowell) was elected. The total vote consisted of 1,305,489 votes FOR the election of directors and 5,056 votes AGAINST certain directorship nominees. Of the 1,639,733 total outstanding shares of the Company common stock, there were 1,343,236 shares, or 81.92%, represented at the meeting; 1,298,372 votes, or 79.18% were made by the Company's solicitation of proxies, and 44,864 votes, or 2.74% were made in person.


     Item 5. Other Information - Not applicable.

     Item 6. Exhibits and Reports on Form 8-K -

     (a)     Exhibits
             None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 1996.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CNB, INC.
                                        -----------------------------------
                                                    (Registrant)


                                        By: /s/ K. C. Trowell
                                            -------------------------------
                                            K. C. Trowell
                                            President, Principal Executive
                                            Officer, and Chief Financial
                                            Officer

                                        Date:      August 9, 1996