Form 10QSB
period 1996-09-30
CNB INC /FL
filed 1996-11-13
CIK 852618

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934 (no fee required)
          For the quarterly period ended   September 30, 1996
                                         ---------------------
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

The number of shares of the registrant's common stock outstanding as of October 31, 1996 was 1,937,905 shares, $0.01 par value per share.

                                 CNB, INC.
                      FINANCIAL REPORT ON FORM 10-QSB




                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
                Consolidated Balance Sheets (Unaudited) ....................  3
                Consolidated Statements of Income (Unaudited) ..............  4
                Consolidated Statements of Shareholders' Equity (Unaudited).  5
                Consolidated Statements of Cash Flows (Unaudited) ..........  6
                Notes to Consolidated Financial Statements (Unaudited) .....  7
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Consolidated Financial Highlights ..........................  9
                Overview ................................................... 10
                Results of Operations ...................................... 10
                Earning Assets ............................................. 13
                Funding Sources ............................................ 18
                Interest Rate Sensitivity/Liquidity ........................ 18
                Capital Resources .......................................... 20


PART II - OTHER INFORMATION ................................................ 21

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements

                            CNB, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (Unaudited, dollar amounts in thousands)

                                                     Sept. 30,     Sept. 30,
                                                        1996          1995
                                                     -----------   -----------
ASSETS
Cash and due from banks                              $    13,607   $     7,006
Federal funds sold                                        12,015         2,800
Interest bearing deposits                                    410           402
                                                     -----------   -----------
   Cash and cash equivalents                              26,032        10,208
Securities available for sale                             56,279        15,667
Securities held to maturity                               11,324        40,193
Loans:
  Commercial, financial and agricultural                  59,319        43,173
  Real estate - construction                               5,628         2,370
  Real estate - residential                               52,994        35,772
  Installment and consumer lines                          19,152        15,777
                                                     -----------   -----------
     Total loans, net of unearned discount               137,093        97,092
Less:  Allowance for loan losses                          (1,419)         (927)
                                                     -----------   -----------
     Net loans                                           135,674        96,165

Premises and equipment, net                                8,770         6,458
Other assets                                               4,147         2,821
                                                     -----------   -----------
     TOTAL ASSETS                                    $   242,226   $   171,512
                                                     ===========   ===========

LIABILITIES
Non-interest bearing deposits                        $    29,777   $    18,511
Interest bearing deposits:
NOW, money market, savings, and other time deposits      166,093       121,993
Time deposits of $100,000 or more                         22,365        13,450
                                                     -----------   -----------
     Total deposits                                      218,235       153,954
Notes payable                                              2,950         1,250
Other liabilities                                          2,003         1,733
                                                     -----------   -----------
     TOTAL LIABILITIES                                   223,188       156,937
                                                     -----------   -----------

Mandatory convertible subordinated debentures                274           274
                                                     -----------   -----------

SHAREHOLDERS' EQUITY
Common stock - $.01 par value,  10,000,000
     shares authorized; issued and outstanding
     1,937,905 in 1996 and 1,639,733 in 1995                  19            16
Additional paid-in capital                                12,683         9,784
Retained earnings                                          6,227         4,504
Net unrealized loss on securities available for             (165)           (3)
sale
                                                     -----------   -----------
     TOTAL SHAREHOLDERS' EQUITY                           18,764        14,301
                                                     -----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   242,226   $   171,512
                                                     ===========   ===========

                             CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Unaudited, dollar amounts in thousands)

                                              Three Months Ended    Nine Months Ended
                                                September  30,        September 30,

                                             1996        1995       1996        1995
                                            -------    -------   ---------   ---------
INTEREST INCOME
Loan interest and fees                      $ 2,797    $ 2,385   $   7,810   $   6,703
Securities available for sale                   654        258       1,740         712
Securities held to maturity                     189        543         539       1,669
Federal funds sold                              152         85         368         329
Interest bearing deposits
     in other financial institutions              5          4          17          15
                                            -------    -------   ---------   ---------
    Total interest income                     3,797      3,275      10,474       9,428

INTEREST EXPENSE
Interest on deposits                          1,610      1,498       4,505       4,301
Interest on debentures                            6          7          18          19
Interest on borrowed funds                       20         33          53         109
                                            -------    -------   ---------   ---------
    Total interest expense                    1,636      1,538       4,576       4,429
                                            -------    -------   ---------   ---------
NET INTEREST INCOME                           2,161      1,737       5,898       4,999

Provision for possible loan losses              (80)       (50)       (285)       (170)
                                            -------    -------   ---------   ---------
Net interest income after provision for
    possible loan losses                      2,081      1,687       5,613       4,829

NON-INTEREST INCOME
Service charges                                 347        311         948         871
Other fees and charges                           68         62         288         187
                                            -------    -------   ---------   ---------
   Total non-interest income                    415        373       1,236       1,058

NON-INTEREST EXPENSE
Salaries and employee benefits                  778        675       2,163       2,032
Occupancy and equipment                         252        215         667         609
Other                                           809        382       1,654       1,249
                                            -------    -------   ---------   ---------
    Total non-interest expenses               1,839      1,272       4,484       3,890

Realized losses on securities
        available for sale                     -            -          (25)         (3)
                                            -------    -------   ---------   ---------
Income before income taxes                      657        788       2,340       1,994

Provision for income taxes                     (226)      (275)       (817)       (697)
                                            -------    -------   ---------   ---------
NET INCOME (1)                              $   431    $   513   $   1,523   $   1,297
                                            =======    =======   =========   =========

Per Common Share
Net income per common share                 $  0.25    $  0.31   $    0.91   $    0.79
Cash dividends paid                            0.06       0.05        0.16        0.13

Book value                                                       $    9.68   $    8.72
Weighted average shares outstanding                              1,672,380   1,639,733
Return on average shareholders' equity                              12.92%      12.67%

(1) Includes one time SAIF recapitalization assessment of $326,823.34 ($204,918.23 or $.12 per share net of income taxes) paid during the third quarter of 1996. See note 4.

                            CNB, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Unaudited, dollar amounts in thousands)

                                                            Additional                      Total
                                                 Common        Paid-in      Retained  Shareholders'
                                                  Stock        Capital      Earnings       Equity
                                               --------       --------      --------  -------------
Balance at December 31, 1994                   $     16       $  9,784      $  3,420      $ 12,927

Net income for the nine months
   Ended September 30, 1995                     -                 -            1,297         1,297

Cash dividends                                  -                 -             (213)         (213)

Change in unrealized loss on securities
   Available for sale, net of taxes             -                 -             -              290
                                               --------       --------      --------      --------
Balance at September 30, 1995                  $     16       $  9,784      $  4,504      $ 14,301
                                               ========       ========      ========      ========


Balance at December 31, 1995                   $     16       $  9,784      $  4,967      $ 14,754

Acquisition of Riherd Bank Holding
   Company, effective September 1, 1996               3          2,899         -             2,902

Net income for the nine months
   Ended September 30, 1996                     -                 -             1,523        1,523

Cash Dividends                                  -                 -             (263)         (263)

Change in unrealized loss on securities
   Available for sale, net of taxes             -                 -             -             (152)
                                               --------       --------      --------      --------
Balance at September 30, 1996                  $     19       $ 12,683      $  6,227      $ 18,764
                                               ========       ========      ========      ========



                            CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, dollar amounts in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                              1996      1995
                                                           --------  --------
OPERATING ACTIVITIES
Net Income                                                 $  1,523  $  1,297
Cash and Cash Equivalents Acquired in Merger                  2,885         -
Adjustments to Reconcile Net Income to
Cash Provided By(Used In) Operating
Activities :
    Depreciation and Amortization                               397       379
    Provision for Loan Loss                                     285       170
    Security Amortization, net                                  177       193
    Changes In Period-End Balances of:
        Other Assets                                            460      (689)
        Other Liabilities                                       374       733
                                                           --------  --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                6,101     2,083
                                                           --------  --------
INVESTING ACTIVITIES
Purchases of Securities Available for Sale                   (9,995)   (2,030)
Purchases of Securities Held to Maturity                       -       (9,548)
Maturities of Securities Available for Sale                   1,500     6,350
Maturities of Securities Held to Maturity                      -          500
Sales of Securities Available for Sale                        4,039     1,500
Securities Available for Sale Called by Issuer                2,500        -
Securities Held to Maturity Called by Issuer                   -        8,000
Mortgage Backed Securities - Principal Payments               4,702     2,088
Net Increase in Loans                                        (9,836)  (11,115)
Net Increase in Premises & Equipment                           (500)     (565)
Net Cash Paid Related to Acquisition                         (2,674)       -
Net Cash Paid Related to Acquisition                           (250)       -
                                                           --------  --------
     NET CASH USED IN INVESTING ACTIVITIES                  (10,514)   (4,820)
                                                           --------  --------
FINANCING ACTIVITIES
Net Increase In Deposits                                     15,736     1,342
Proceeds from Note Payable                                    2,650        -
Principal Repayments of Note Payable                           (650)     (450)
Cash Dividend(s)                                               (263)     (213)
                                                           --------  --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES               17,473       679
                                                           --------  --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS        $ 13,060  $ (2,058)

Beginning Balance                                            12,972    12,266
                                                           --------  --------
Cash and cash equivalents at end of period                 $ 26,032  $ 10,208
                                                           ========  ========

SUPPLEMENTAL DISCLOSURES
     Interest Paid                                         $  4,640  $  4,062
     Taxes Paid                                                 993       605

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


Note 1. Consolidation
The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.


Note 2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


Note 3. Completed Acquisitions
On September 1, 1996 the Company issued 298,172 shares of common stock and paid $2.7 million in cash to acquire all the outstanding common stock of Riherd Bank Holding Company of Lake Butler, Florida. CNB borrowed $2.7 million to fund the cash portion of this acquisition. Pursuant to this merger, all of Riherd's assets were acquired and liabilities assumed by the Company, and accordingly, are included in the accompanying September 30, 1996 balances.


                           RIHERD BANK HOLDING COMPANY
                                August 31, 1996
                          (Dollar amounts in thousands)

                                        Amount
                                       -------
          ASSETS
          Cash and cash equivalents    $ 2,885
          Earning assets                42,303
          All other assets               2,823
                                       -------
          Total assets                 $48,011
                                       -------
          LIABILITIES
          Deposits                     $43,372
          All other liabilities              6
                                       -------
          Total liabilities             43,378
                                       -------
          Net assets acquired          $ 4,633
                                       =======

Note 4. Commitments and Contingencies
At the end of 1995, $65.3 million of "adjustable attributable deposits", resulting from thrift acquisitions, were insured through the Savings Association Insurance Fund (SAIF). During the third quarter of 1996 legislation was enacted to recapitalize the SAIF. This resulted in a one-time assessment of $326,823 during the third quarter. As part of the recapitalization plan, the SAIF assessment schedule will be reduced and management does not expect any additional one-time or ongoing assessments that will have a significant adverse effect on the operating expenses and results of operations of CNB.

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

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL HIGHLIGHTS
         (Unaudited, dollar amounts in thousands except per share data)

                                                        Nine Months Ended
                                                          September 30,
                                                        1996          1995       Change%
                                                      ---------     ---------    -------
DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION
=========================================================================================
SUMMARY OF OPERATIONS
Total Interest Income                                 $  10,474     $   9,428         11%
Total Interest Expense                                   (4,576)       (4,429)         3
                                                      ---------     ---------
   Net Interest Income                                    5,898         4,999         18

Provision for Possible Loan Losses                         (285)         (170)        68
                                                      ---------     ---------
   Net Interest Income After
       Loan Loss Provision                                5,613         4,829         16

Non-Interest Income                                       1,236         1,058         17
Non-Interest Expense                                     (4,484)       (3,890)        15
                                                      ---------     ---------

Gains (losses) on securities sold                           (25)           (3)
                                                      ---------     ---------
Income Before Income Taxes                                2,340         1,994         17
Provision For Income Taxes                                 (817)         (697)        17
                                                      ---------     ---------
Net Income                                            $   1,523     $   1,297         17
                                                      =========     =========

=========================================================================================
PER COMMON SHARE
Net Income Per Common Share                           $    0.91     $    0.79         15%
Book Value                                                 9.68          8.72         11
Dividends                                                  0.16          0.13         23
Shares Outstanding                                    1,937,905     1,639,733         18
Weighted Average Shares Outstanding                   1,672,380     1,639,733          2


=========================================================================================
KEY RATIOS
Return on Average Assets                                   1.09          1.01          8%
Return on Average Shareholders' Equity                    12.92         12.67          2
Dividend Payout                                           17.23         16.44          5
Overhead Ratio                                            65.47         66.08         (1)
Total Risk-Based Capital Ratio                            14.07         15.06         (7)
Average Shareholders' Equity to Assets                     8.43          7.98          6
Tier 1 Leverage                                            8.52          7.80          9


=========================================================================================
FINANCIAL CONDITION AT PERIOD END
Assets                                                  242,226       171,512         41%
Total Loans, net of unearned discount                   137,093        97,092         41
Total Deposits                                          218,235       153,954         42
Common Shareholders' Equity                              18,764        14,301         31

Overview

Earnings for the nine months ended September 30, 1996 were $1.5 million, or $0.91 per share, representing a 15.2% increase when compared to $1.3 million, or $0.79 per share, for the same period in 1995. During the third quarter the bank absorbed an FDIC assessment of $327,000 to recapitalize the SAIF, which had an after tax impact of $205,000 or $.12 per share. Without the SAIF charge, earnings would have been $1.03 per share, which was an increase of 30% from a year earlier. Year-to-date earnings have produced a return on average shareholders' equity and return on average assets of 12.92% and 1.09%, respectively, compared to 12.67% and 1.01%, one year ago. Total assets were up 41.2% to $242.2 million on September 30, 1996, compared to $171.5 million on September 30, 1995. Total loans and deposits were also up 41.1% and 41.8% to $135.7 million and $218.2 million, respectively. Shareholders' equity was $18.8 million at September 30, 1996, up 31.2% from the same period ended in 1995 of which $2.9 million is attributable to the merger and $1.7 million resulted from retained earnings.

Improved earnings for the year-to-date are mainly attributable to an 18.0% increase in net interest income to $5.9 million, from $5.0 million for the comparable period in 1995. The increased net interest income is primarily a result of loan growth, improved yields on securities, and a slightly lower cost of funds. Provision for loan losses for the period was $285,000 compared to $170,000 in 1995, an increase of $115,000, or 67.7%, due mainly to loan growth and a low provision requirement in the first three quarters of 1995. Non-interest expenses, net of non-interest income, increased $416,000, or 14.7%, during the first nine months of 1996 compared to 1995. The one-time SAIF assessment of $327,000 during the third quarter contributed significantly to this increase. The provision for income taxes for 1996 was $817,000 compared to $697,000 in 1995, representing an increase of 17.2%, due solely to the increased earnings.

Cash dividends paid for the first nine months of 1996 were $0.16 per share, a 23% increase when compared to $0.13 per share for the comparable period in 1995. The Board of Directors has declared a cash dividend payable on November 5, 1996 of $0.06 per share, which is unchanged from the previous quarter.


Results Of Operations

Net Interest Income
Net interest income, the primary source of revenue for the Bank, was $5.9 million for the first nine months of 1996, an increase of $.9 million, or 18.0%, compared to the same period last year. This increase was primarily a result of loan growth and a higher net interest margin. The earning asset yield has grown at a rate of 1.9% while the funding liability cost decreased 3.7%. The Company's net interest margin of 4.60%, an increase of 8.2%, was positively impacted by loan growth coupled with a $3.2 million, or 17.7%, increase in average non-interest bearing deposits. Total loans have averaged 64.1% of earning assets, up from 58.2% for the same period in 1995. The improved loan ratio is a result of increasing average total loans by $18.2 million, or 19.9%, while earning assets have increased by $14.0 million, or 8.9%.

There was a significant reallocation of interest income between the securities portfolios due to a FASB ruling which allowed banks to reclassify securities as available for sale or held to maturity at the end of 1995. Interest on federal funds sold increased during the third quarter due to increased liquidity in 1996 compared to 1995. Interest on notes payable declined 44.5% as a result of management's decision to make payments on the indebtedness in excess of the scheduled amortization, combined with lower interest rates. Table 1: Average Balances - Yields and Rates, below, indicates the Company's average volume of interest earning assets and interest bearing liabilities for the first nine months of 1996 and 1995.

The net interest margin for the first nine months of 1996 increased to 4.60% from 4.25% a year ago. The 35 basis point improvement over last year is due mainly to the increase in loans as a percentage of earning assets, combined with securities yields increasing to 5.89% in 1996 from 5.49% in 1995. The 28 basis point decrease in the loan portfolio's yield is due mainly to lower market rates in the first nine months of 1996, compared to the same period in 1995.

Average time deposits for the first nine months of 1996 represented 51.6% of total average deposits, compared to 53.2% a year earlier. Average interest bearing deposits increased 7.8% from $136.2 million to $146.7 million, while the average rate on these deposits declined from 4.21% to 4.09% in 1996. Table 1a:
Analysis of Changes in Interest Income and Expense, below, indicates that the change in interest income was due mainly to volume increases in the loan portfolio.

                       TABLE 1: AVERAGE BALANCES AND RATES
                    (Unaudited, dollar amounts in thousands)

                                             September 30, 1996            September 30, 1995
                                             ------------------            ------------------
                                                   Interest                         Interest
                                         Average  Income or Average      Average   Income or Average
                                         Balance    Expense    Rate      Balance     Expense    Rate
                                        --------  --------- -------     --------   --------- -------
ASSETS
     Federal funds sold                 $  9,537   $    368    5.15 %   $  7,537    $    329    5.84 %
     Securities available for sale        39,091      1,740    5.95       17,409         712    5.47
     Securities held to maturity          12,485        539    5.77       40,405       1,669    5.52
     Loans, net unearned (1)             109,624      7,810    9.52       91,451       6,703    9.80
     Interest bearing deposits               404         17    5.62          354          15    5.66
                                        --------  --------- -------     --------   --------- -------
Total earning assets                     171,142     10,474    8.17      157,156       9,428    8.02
     All other assets                     15,810                          14,267
                                        --------                        --------
TOTAL ASSETS                            $186,951                        $171,423
                                        ========                        ========
LIABILITIES AND
     SHAREHOLDERS' EQUITY
Deposits:
     NOW and money market accounts        46,881        933    2.66       41,670         786    2.52
     Savings                              12,933        202    2.09       12,220         250    2.74
     Time deposits                        86,903      3,370    5.18       82,260       3,265    5.31
Notes payable and debentures               1,121         71    8.44        1,723         128    9.62
                                        --------  --------- -------     --------   --------- -------
Total interest bearing liabilities       147,838      4,576    4.13      137,873       4,429    4.29
Demand deposits                           21,629                          18,384
Other liabilities                          1,733                           1,486
Shareholders' equity                      15,751                          13,680
                                        --------                        --------
TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY                $186,951                        $171,423
                                        ========                        ========

                                                            -------                          -------
INTEREST SPREAD (2)                                            4.04 %                           3.73 %
                                                  --------- =======                --------- =======
NET INTEREST INCOME                                $  5,898                         $  4,999
                                                  =========                        =========
NET INTEREST MARGIN (3)                                        4.60 %                           4.25 %
                                                            =======                          =======

- ---------------------------------------------------------------
(1) Interest income on average loans includes loan fee recognition of $274,000 and $301,000 in 1996 and 1995 respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                    (Unaudited, dollar amounts in thousands)


                                     NET CHANGE SEPTEMBER 30,          NET CHANGE SEPTEMBER 30,
                                     1995-1996 ATTRIBUTABLE TO:        1994-1995 ATTRIBUTABLE TO:
                                     -----------------------------   -----------------------------
                                                               Net                             Net
                                      Volume(1)  Rate(2)    Change    Volume(1)  Rate(2)    Change
                                     --------- ---------  --------   --------- ---------  --------
INTEREST INCOME
   Federal funds sold                  $    88   $   (49)   $   39    $     (1)   $  109    $  108
   Securities available for sale           889       139     1,028        (302)      145      (157)
   Securities held to maturity          (1,153)       23    (1,130)        139       124       263
   Loans, net of unearned                1,340      (233)    1,107         943       796     1,739
   Interest bearing deposits                 2         -         2           3         5         8
                                     --------- ---------  --------   --------- ---------  --------
      TOTAL INTEREST INCOME            $ 1,166   $ (120)    $1,046     $   782    $1,179    $1,961


INTEREST EXPENSE
   Deposits
      NOW and money market accounts    $    99    $   48    $  147    $    (37)   $   52    $   15
      Savings                               15       (63)      (48)          1        49        50
      Time deposits                        190       (85)      105         218       781       999
   Notes payable and debentures            (43)      (10)      (53)        (30)       26        (4)
                                     --------- ---------  --------   --------- ---------  --------
       TOTAL INTEREST EXPENSE              261      (110)      151         152       908     1,060
                                     --------- ---------  --------   --------- ---------  --------
NET INTEREST INCOME                    $   905   $   (10)   $  895     $   630    $  271    $  901
                                     ========= =========  ========   ========= =========  ========

- ---------------------------------------------------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period. Also includes changes in interest income and expense not due soley to volume or rate changes.


Provision for Loan Losses
The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan losses is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. As a result of this procedure, the provision was increased from 1995 levels to help ensure that the allowance would be adequate to absorb possible future loan losses in the portfolio. The provision for loan losses increased $115,000, or 67.7%, to $285,000 during the first nine months of 1996, as compared to $170,000 for the comparable period in 1995. This increase is also a result of loan growth and a low provision requirement in the first three quarters of 1995.

Non-Interest Income
Non-interest income at September 30, 1996 was $1.2 million, an increase of $.2 million, or 16.8%, from one year earlier. This increase is due mainly to fees and revenues associated with demand deposit accounts and safe deposit box rental income. As a result, non-interest income as a percentage of average total assets increased to 0.88% for the first nine months of 1996, from 0.82% for 1995.

Non-Interest Expense
Non-interest  expense  increased by $.6 million, or 15.3%  for  the  first  nine months of 1996, as compared to 1995. The one-time SAIF assessment was responsible for 55.1% of this increase. Salaries and employee benefits increased 6.5%, due mainly to additional staff and wage increases. However, as a percent of average total assets, personnel costs decreased from 1.58% in 1995 to 1.55% in 1996. There were 133 full-time equivalent employees at September 30, 1996, which is up significantly from the prior year due primarily to the merger.

Occupancy and equipment expenses increased 9.5% due to higher operating costs associated with ownership and maintenance, such as taxes, insurance, service contracts, utilities, and maintenance of building and grounds. Additional facilities and equipment acquired in the merger increased depreciation during the third quarter.

Other operating expenses increased from $1.2 million in 1995 to $1.7 million in 1996, primarily due to the SAIF assessment. This increase of 32.4% would have only been 6.3% if the assessment had not been imposed. Other Operating Expenses were .88% of average assets, compared to .73% in 1995. Adjusting for the assessment would result in a decline to .71% of average assets. The bank's data processor also doubled their fees during the third quarter.

At September 30, 1996 and 1995, non-interest expenses as a percentage of average
total  assets  were 3.2% and 3.0%, respectively.   Without the SAIF  assessment,
this ratio would have been 3.0% for 1996.

The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, decreased from 66.1% to 65.5% for the nine months ended September 30, 1996, compared to 1995. Excluding the impact of the special SAIF assessment during the third quarter, the overhead ratio would have declined to 60.7% from 65.5%, representing an efficiency ratio improvement of 7.3%. The following table details the areas of significant non-interest expense.


                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)

                                Nine months Ended September 30,

                                                1996        1995
                                               -----       -----
      Marketing                                 $208        $151
      Data processing                            181         159
      Regulatory fees (1)                        480         244
      Loan Expenses                               74          67
      Amortization of intangible assets          110         110
      Postage and delivery                        99         106
      Supplies                                   106          82
      Telephone                                   71          70
      Administrative                              64          61
      Legal and professional                      89          71
      Courier                                     54          44
      Other                                      118          84
                                          ----------   ---------
      Total other operating expenses      $    1,654   $   1,249
                                          ==========   =========

- -------------------------
(1) Includes one-time SAIF recapitalization assessment of $326,823 in 1996.

Income Taxes
The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The Company's estimated tax rate for 1996 is 35%. The provision for income taxes was $226,000 and $817,000 in the third quarter and first nine months of 1996, compared to $275,000 and $697,000 in the same periods last year.


Earning Assets
Total earning assets at September 30, 1996 were $215.7 million, an increase of 39.0% from $155.3 million one year ago. Average earning assets during the first nine months increased 8.9% from $157.2 million to $171.1 million.

Loans
During the first nine months of 1996, average loans were $109.6 million and were 64.1% of average earning assets, compared to $91.5 million and 58.2% for 1995. Total loans have increased by $40.0 million, or 41.2%, since September 30, 1995 to $137.1 million from $97.1 million. Of this increase, 63%, or $25.1 million, can be attributed to the merger. The remaining $14.9 million of the increase resulted from internal growth of the loan portfolio, up 15% from the previous year.

Due mainly to the merger, the Company's loan-to-deposit ratio has slightly declined from 63.1% at September 30, 1995 to 62.8% in 1996. The following table compares the composition of the Company's loan portfolio as of September 30, 1996, to 1995. Management expects this loan portfolio composition to stay approximately the same throughout 1996.



                       Table 3: Loan Portfolio Composition
                          (Dollar amounts in thousands)

                                                    September 30,
                                                   1996         1995
                                               --------     --------
Commercial, financial and agricultural         $ 59,319     $ 43,173
Real estate construction                          5,628        2,370
Real estate residential                          52,994       35,772
Installment and consumer lines                   19,152       15,777
                                               --------     --------
Total loans, net of unearned discount           137,093       97,092
Less: Allowance for loan losses                  (1,419)        (927)
                                               --------     --------
Net loans                                      $135,674     $ 96,165
                                               ========     ========

The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on September 30, 1996. Loan maturity is based upon scheduled principal payments.


                  Table 4: Maturity Schedule of Selected Loans
                               September 30, 1996
                    (Unaudited, dollar amounts in thousands)

                                        0-12       1-5     Over5
                                      Months     Years     Years      Total
                                     -------   -------  --------   --------
All loans other than construction    $13,970   $54,242  $ 63,467   $131,679
Real estate construction               4,049       396     1,183      5,628
                                     -------   -------  --------   --------
Total                                $18,019   $54,638  $ 64,650   $137,307
                                     =======   =======  ========   ========

Fixed interest rate                  $ 7,768   $32,778  $ 13,913   $ 54,459
Variable interest rate               $10,251   $21,860  $ 50,737   $ 82,848

Non-Performing Assets
Total non-performing assets have decreased $63,000, or 12.8%, to $429,000 on September 30, 1996 from $492,000 on September 30, 1995. Non-accrual loans have decreased $260,000 since December 31, 1995. Of the decrease in non-accrual loans since year-end, $55,000 was the result of a single charge-off, while the remainder was attributable to loans which have been liquidated without significant losses, or paid off without loss.

                         Table 5: Non-Performing Assets
                          (Dollar amounts in thousands)

                                                   September 30,       Year-end
                                                1996           1995       1995
                                               -----          -----      -----
Non-accrual loans                              $ 112          $ 364      $ 372
Past due loans 90 days or more
     and still accruing                          192              7        159
Other real estate owned                          125            121        126
                                               -----          -----      -----
Total non-performing assets                    $ 429          $ 492      $ 657
                                               =====          =====      =====

Percent of total assets                        0.18%          0.29%      0.37%
Percent covered by the allowance
     for loan losses                            331%           188%       144%

The allowance for loan losses on September 30, 1996, was 1.04% of total loans, compared to 0.95% on September 30, 1995. Table 6 Allocation of Allowance for Loan Losses, set forth below, indicates the specific reserves allocated by loan type.

                   Table 6: Allocation of Allowance for Loan Losses
                         (Dollars amounts in thousands)

                                           September 30, 1996         September 30, 1995
                                         ---------------------      ---------------------
                                                    Percent of                 Percent of
                                                 Loans in Each              Loans in Each
                                                   Category to                Category to
                                         Amount    Total Loans      Amount    Total Loans
                                        -------  -------------      ------  -------------
Commercial, financial and agricultural     $805            57%        $476            52%
Real estate construction                     16             1%           4             -
Real estate residential                     142            10%          65             7%
Consumer                                    397            28%         369            40%
Unallocated                                  59             4%          13             1%
                                        -------           ----       -----           ----
Total                                   $ 1,419           100%       $ 927           100%
                                        =======           ====       =====           ====

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


Net charge-offs increased by $113,000 to $183,000 or .17% of average loans for the first nine months of 1996. This compares to $70,000 or .08% of average loans for the same period of 1995. A significant portion of this increase is attributable to the charge-off of a single commercial loan in the first quarter of 1996, along with a higher volume of small consumer charge-offs earlier in the year. During the third quarter, loan charge-off activity declined from that of the first two quarters. Table 7: Activity in Allowance for Loan Losses, below, indicates activity in the allowance for loan losses for the first nine month period of 1996 as compared to 1995.

                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES
                          (Dollar amounts in thousands)

                                                   Nine months Ended September 30,
                                                                1996        1995
                                                              ------      ------
   Allowance for loan loss balance applicable to
        Balance at beginning of year                          $  946      $  827
        Allowance acquired in merger                             371         -

   Loans charged-off
        Commercial, financial, and agricultural                   61         -
        Real estate construction                                   -         -
        Real estate residential                                    1         -
        Consumer                                                 142         114
                                                              ------      ------
             Total loans charged-off                             204         114
                                                              ------      ------

   Recoveries on loans previously charged-off
        Commercial, financial, and agricultural                    7           6
        Real estate construction                                   -         -
        Real estate residential                                    1         -
        Consumer                                                  13          38
                                                              ------      ------
             Total loans recoveries                               21          44
                                                              ------      ------

   Net loans charged-off                                         183          70
                                                              ------      ------
   Provision for loan losses charged to expense                  285         170

                                                              ------      ------
   Balance at end of period                                   $1,419      $  927
                                                              ======      ======

   Total loans outstanding                                $  137,093   $  97,092
   Average loans outstanding                              $  109,624   $  91,451
   Allowance for loan losses to loans outstanding              1.04%       0.95%
   Net charge-offs to average loans outstanding                0.17%       0.08%

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

The following tables set forth the maturity distribution of securities held to maturity and available for sale, and the weighted average yields of the Company's total investment portfolio. Weighted average yields declined in some maturity ranges due to changes in the distribution resulting from the merger. In addition to this, normal security calls, maturities, and mortgage-backed securities paydowns totaled $8.7 million in addition to sales of $4.0 million.

          TABLE 8: MATURITY DISTRIBUTION OF SECURITIES HELD TO MATURITY
                        AND SECURITIES HELD FOR SALE (1)
                               SEPTEMBER 30, 1996
                          (Dollar amounts in thousands)

                                                   SECURITIES HELD TO MATURITY      SECURITIES AVAILABLE FOR SALE
                                                   ---------------------------      -----------------------------
                                                     Amortized     Estimated        Amortized          Estimated
                                                        Cost     Marktet Value         Cost          Market Value
                                                    ----------   -------------      ---------        ------------
U.S. Treasuries
  One Year or Less                                    $     -         $     -        $ 6,538             $ 6,506
  Over One Through Five Years                               -               -         19,483              19,400
  Over Five Through Ten Years                               -               -              -                   -
  Over Ten Years                                            -               -              -                   -
                                                      -------         -------        -------             -------
Total U.S. Treasuries                                 $     -         $     -        $26,021             $25,906

U.S. Government Agencies and Corporations
  One Year or Less                                        859             864          3,732               3,735
  Over One Through Five Years                          10,465          10,001         10,918              10,782
  Over Five Through Ten Years                               -               -          3,364               3,314
  Over Ten Years (4)                                        -               -          9,652               9,660
                                                      -------         -------        -------             -------
Total U.S. Government Agencies                        $11,324         $10,865        $27,666             $27,491
    and Corporations

Obligations of State and Political Subdivisions
  One Year or Less                                          -               -            150                 150
  Over One Through Five Years                               -               -            100                 104
  Over Five Through Ten Years                               -               -            705                 737
  Over Ten Years                                            -               -            857                 853
                                                      -------         -------        -------             -------
Total Obligations of State                            $     -         $     -        $ 1,812             $ 1,844
    and Political Subdivisions

Other securities
  One Year or Less  (2)                               $     -         $     -            332                 332
  Over One Through Five Years (2)                           -               -             78                  73
  Over Five Through Ten Years                               -               -              -                   -
  Over Ten Years (3)                                        -               -          1,043               1,038
                                                      -------         -------        -------             -------
Total Other Securities                                $     -         $     -        $ 1,453             $ 1,443
                                                      -------         -------        -------             -------
Total Securities                                      $11,324         $10,865        $56,952             $56,684
                                                      =======         =======        =======             =======

- -----------------------------------------------------------------
(1)  All securities, excluding Obligations of State and Political
       Subdivisions, are taxable.
(2)  Represents Interest-bearing deposits in other banks.
(3)  Represents investment in Federal Reserve Bank and Federal Home
       Bank stock and other marketable equity securities.
(4) Represents investments in mortgage-backed securities which are subject to early repayment.



             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                  September 30,     December 31,      September 30,
                                      1996             1995             1995
                                  -------------     -------------     -------------
One Year or Less                        5.79 %            5.83 %            4.64 %
Over One through Five Years             5.95 %            5.63 %            5.65 %
Over Five through Ten Years             6.39 %            7.80 %            5.91 %
Over Ten Years (1)                      6.19 %            6.23 %            6.19 %
                                        ------            ------            ------
Total Securities                        5.99 %            5.83 %            5.64 %

- -----------------------------------------------------------------------
(1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

Other Earning Assets
Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (federal funds sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be placed into longer term investments as securities. Due to the present liability sensitive position of the Bank's balance sheet, management has elected to retain a larger position in federal funds sold than in the past to guard against rate sensitivity.


Funding Sources

Deposits
The Company relies on deposits acquired in the local market areas to provide for funding needs. CNB does not rely on purchased or brokered deposits as a source of funds. After designating funds for liquidity and lending purposes, the remaining funds are allocated to the investment portfolio to provide a source of additional income and liquidity. The increase in deposits at September 30, 1996, compared to the prior year, was $64.3 million of which $43.4 million were assumed in the merger.

Money market deposits more than doubled, increasing from $13.0 million in 1995 to $28.7 million on September 30, 1996. Although some of this increase is related to the merger, most of the increase is a result of introducing a Premier Money Market account designed to compete directly with other ready asset investment accounts offered by non-banking institutions. The following table sets forth certain deposit categories for the periods ended September 30, 1996 and 1995.

                             TABLE 10: TOTAL DEPOSITS
                          (Dollar amounts in thousands)

                                          September 30,

                                         1996            1995
                                    ---------       ---------
   Non-interest bearing
        Demand checking             $  29,777       $  18,511
   Interest bearing
        NOW checking                   33,496          24,565
        Money market checking          28,703          12,979
        Savings deposits               14,952          12,469
        Time deposits                 111,307          85,430
                                    ---------       ---------
   Total deposits                   $ 218,235       $ 153,954
                                    =========       =========

Note Payable
CNB  borrowed  $2.7 million in connection with the acquisition  of  Riherd  Bank
Holding Company. Total notes outstanding on September 30, 1996 were $3.0 million, compared to $1.3 million in 1995. During the past year, the Company has continued to voluntarily accelerate principal payments on its notes payable.


Interest Rate Sensitivity / Liquidity

Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as levels and mix of earning assets and interest-bearing liabilities. The impact on net interest income as a result of changes in interest rate and balance sheet mix constitutes the Company's interest rate sensitivity. The interest rate sensitivity position at the end of the third quarter of 1996 is presented in Table 11 - Rate Sensitivity Analysis. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

The  Company  would  benefit  from increasing market  rates  when  it  is  asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At September 30, 1996, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated timeframe) of $18.9 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                       TABLE 11: RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 1996
                    (Unaudited, dollar amounts in thousands)

                                            0-3        4-6        7-12        1-5     Over 5
                                         Months     Months      Months      Years      Years       Total
                                       --------    -------     -------    -------    -------    --------
INTEREST EARNING ASSETS
Federal funds sold                     $ 12,015          -           -          -          -    $ 12,015
Securities held to maturity                 859          -           -     10,465          -      11,324
Securities available for sale (1,2)       5,650      7,685       5,209     30,079      8,329      56,952
Loans (3)                                50,100     10,299      20,661     42,583     13,664     137,307
                                       --------    -------     -------    -------    -------    --------
Total earning assets                   $ 68,624   $ 17,984    $ 25,870   $ 83,127   $ 21,993    $217,598

INTEREST BEARING LIABILITIES
NOW and money market accounts(4)       $ 32,919          -           -          -   $ 29,280    $ 62,199
Savings(4)                                4,486          -           -          -     10,466      14,952
Time deposits                            27,405     29,205      34,168     20,319        210     111,307
Notes payable and debentures              2,950        274           -          -          -       3,224
                                       --------   --------    --------   --------   --------    --------
Total interest bearing liabilities     $ 67,760   $ 29,479    $ 34,168   $ 20,319   $ 39,956    $191,682

Interest rate sensitivity gap          $    864   $(11,495)   $ (8,298)  $ 62,808   $(17,963)   $ 25,916
Cumulative rate sensitivity gap        $    864   $(10,631)   $(18,929)  $ 43,879   $ 25,916    $ 25,916

Interest rate sensitivity gap ratio        1.01       0.61        0.76       4.09       0.55        1.14
Cumulative rate sensitivity gap ratio      1.01       0.89        0.86       1.29       1.14        1.14

Ratio of cumulative gap to
    Total earning assets:
       September 30, 1996                  0.40     (4.89)      (8.70)      20.17      11.91
       September 30, 1995                 (0.17)    (7.00)      (9.96)      19.08      12.48

- ------------------------------
(1) Includes interest bearing deposits of $410,000.
(2) Includes equity in Federal Home Loan Bank of $586,000 and Federal Reserve Bank of $351,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized losses of $263,000.
(3) Total loans including unearned discount of $214,000.
(4) Certain deposit accounts are included in the After Five Years category.
      If they had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (26.96) for the category at September 30, 1996.

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

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $56.1 million and represented 33.4% of average total deposits during the first nine months of 1996, compared to $31.6 million and 20.5% for 1995. At the end of 1995 banks were granted an opportunity to restructure their securities portfolios according to availability for sale. The Bank, thereby, reclassified $30.1 million of its securities held to maturity as those available for sale, in effect increasing its liquidity position in anticipation of the need for future loan demand. Average loans were 65.1% and 59.2% of average deposits for the nine month period ended September 30, 1996 and 1995, respectively. As noted in Table 3 - Loan Portfolio Composition, approximately $117.9 million, or 86.0%, of the loan portfolio consisted of commercial loans, real estate residential loans and real estate construction loans and approximately 13.1% of the total loan portfolio matures within one year, see Table 4 - Maturity Schedule of Selected Loans.

Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 89.8% of total deposits at the end of the first nine months of 1996 and 91.3% for the comparable period in 1995. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

              Table 12: Maturity of Time Deposits $100,000 or More
                               September 30, 1996
                          (Dollar amounts in thousands)

                                        Amount
                                       -------
          Three months or less         $ 5,296
          Three though six months        4,719
          Six through twelve months      8,055
          Over twelve months             4,295
                                       -------
          Total                        $22,365
                                       =======

CAPITAL RESOURCES
At September 30, 1996, shareholders' equity totaled $18.8 million. The Company issued 298,172 shares of common stock in connection with the Riherd Bank Holding Company merger which increased the shares of common stock from 1,639,733 to 1,937,905 issued and outstanding.

CNB paid a dividend of $.06 per share for the third quarter, which is up 20% from the $.05 paid last quarter. Dividends for the nine months ended September 30, 1996 totaled $.16 per share, compared to $.13 per share during the same period in 1995. The dividend payout ratio for the year to date is 17.2%, compared to 16.4% for 1995.

The Company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital of 8%, with Tier 1 capital comprising at least half of the total capital. As shown in Table 13, CNB continues to exceed the guidelines with a Tier 1 capital ratio of 12.8% and a total capital ratio of 14.1%. An additional measure, the leverage ratio, is used to measure the relationship of Tier 1 capital to average assets for the most recent quarter. On September 30, 1996, the Company's ratio was 8.5%, compared to the requirement of 4%.


                               TABLE 13:  CAPITAL RATIOS

                                    September  30,    Well Capitalized   Regulatory
                                   1996       1995      Requirements      Minimums
                                  -----      -----      ------------      --------
Risk based capital ratios:
   Tier 1 capital ratio           12.8%      13.8%              6.0%         4.0%
   Total capital to
      Risk-weighted assets        14.1%      15.1%             10.0%         8.0%
Tier 1 Leverage ratio              8.5%       7.8%              5.0%         4.0%

On September 18, 1996, the Board of Directors approved the redemption of its Series A Variable Rate Mandatory Convertible Subordinated Debentures due November 15, 2000. The total face amount of the issue being redeemed is $274,250 which, according to the terms of the Debentures, will be called at a three percent (3%) premium over the face amount. The planned date of redemption is November 15, 1996. Although these Debentures had qualified as Tier 2 capital under the risk-based capital guidelines, the impact of the redemption will not have a significant impact on the risk-based capital ratios of the company.


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

     Item 2. Changes in Securities -

     (a)     Not applicable.

     (b)     Not applicable.


     Item 3. Defaults Upon Senior Securities - Not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.


     Item 5. Other Information - Not applicable.

     Item 6. Exhibits and Reports on Form 8-K -

     (a)     Exhibits
             None

     (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 1996.


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

                                                     CNB, INC.
                                        -----------------------------------
                                                    (Registrant)


                                        By: /s/ K. C. Trowell
                                            -------------------------------
                                            K. C. Trowell
                                            President, Principal Executive
                                            Officer

                                             /s/ Thomas M. Riherd, II
                                            -------------------------------
                                            Thomas M. Riherd, II
                                            Chief Financial Officer

                                        Date:      November 13, 1996