Form 10-K
period 1996-12-31
CNB INC /FL
filed 1997-03-26
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ________ to ________

                           Commission File No: 0-25988

                                    CNB, Inc.
                         -------------------------------
                         (Name of Small Business Issuer)

                        FLORIDA                               59-2958616
          ----------------------------------------        -------------------
          (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or organization)               Identification No.)

          Post Office Box 3239
          201 North Marion Street
          Lake City, Florida                                     32056
          ----------------------------------------        -------------------
          (Address of principal executive offices)             (Zip Code)

          Registrant's telephone number, including area code: (904) 755-3240

          Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON
          STOCK,                                  Par value $ 0.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X|  No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               |_|

The Registrant's revenues for the fiscal year ended December 31, 1996, totaled $16,866,864.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,051,526, as of the most recent date on which stock was sold, March 7, 1997.

The number of shares of the registrant's common stock outstanding as of March 1, 1997 was 1,937,905 shares, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 1997 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction E of Form 10-KSB, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 1997.

                                  PART I

Item 1. Description of Business

Business Development

      CNB, Inc. (the "Company", "CNB" or the "Registrant") was formed as a Florida corporation on January 15, 1987, for the purpose of becoming a bank holding company by acquiring the capital stock of CNB National Bank (the "Bank").

      Within Lake City, Florida, the Bank currently operates two full service facilities. The Company's headquarters is located in the lead bank office located downtown and is named the Marion Street office and the Baya Avenue office is located immediately south of downtown. Recognizing an opportunity to better serve the community, the Bank now plans to open a third office in Lake City to be located in an expanding retail business area on the west side of town. Construction began on February 17, 1997 and management anticipates the branch to be open by early summer.

      On September 1, 1996, the Company completed the acquisition of Riherd Bank Holding Company ("RBHC") and its subsidiary, Farmer and Dealers Bank ("F&D"). This expanded the Company's service area into Union and Alachua Counties. The acquired institution had total assets of $48.0 million, deposits of $43.4 million, loans of $24.7 million, and shareholders' equity of $4.6 million. Resulting from the acquisition, the Bank now has three (3) additional locations
- one (1) in Lake Butler, Union County, Florida and two (2) in Gainesville, Alachua County, Florida. Total deposits on December 31, 1996 were $30.2 million in Union County and $12.7 million in Alachua County.

      In the fourth quarter of 1996, the Company completed the purchase of an operations center on the east side of Lake City. After complete renovations, the operations center will house most of the Bank's non-customer operations.

Business of Issuer

      CNB, through the Bank, now operates a total of ten banking offices in Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties, Florida. As of December 31, 1996, CNB had total assets of $254.9 million, total deposits of $226.8 million, and total shareholders' equity of $19.7 million. CNB presently conducts no business other than owning and operating the Bank as a wholly owned subsidiary.

      The Bank offers a full range of deposit services including checking accounts, NOW accounts, savings accounts and time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, retirement accounts such as IRAs are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount (generally $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. The Bank is not currently dependent upon a single depositor or borrower, the loss of which would have a material adverse effect on the Bank.

      The Bank also offers a full range of short to medium-term commercial, agricultural, Small Business Administration guaranteed, Farmers Home Administration guaranteed, and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and other personal investments. The Bank also offers real estate construction and acquisition loans.

      The Bank acts as an issuing agent for U.S. savings bonds, traveler's checks, money orders and cashier's checks, and offers collection teller services, including Treasury, Tax and Loan payment collection, and wire transfer services. The Bank also offers safe deposit boxes, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is currently a member of the HONOR, PLUS and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout the United States. The Bank also offers credit cards.

Location and Service Area

      The Company's principal executive offices are located at the Bank's main office at 201 North Marion Street, Lake City, Florida 32055, which is in Columbia County. In addition to Lake City, the Bank has offices in Live Oak, Fort White, Macclenny, Starke, Lake Butler and Gainesville, Florida. The following table summarizes the Bank's deposits by location as of December 31, 1996, and 1995.

                     CNB National Bank Deposits at Year-End

                  City                             1996              1995
               ----------                        --------          --------
                                                         (thousands)
               Lake City
                    Marion St                    $ 60,092          $ 51,136
                    Baya Ave                       34,401            31,541
               Live Oak
                    White Ave                      37,132            34,828
                    S. Ohio Ave                    12,402            12,401
               Fort White                           6,241             6,275
               Macclenny                           20,379            11,493
               Starke                              13,180            11,329
               Lake Butler                         30,290              --
               Gainesville
                    Northwood                       5,657              --
                    Alachua County                  7,050              --
                                                 --------          --------
               Total                             $226,824          $159,003
                                                 ========          ========

      The Bank's primary service area ("PSA") includes the Florida counties of Columbia, Suwannee, Baker, Bradford, Union and Alachua. With the exception of Fort White, all offices are located in the county seat and largest incorporated municipality of each county. The PSA adjoins Marion, Levy and Gilchrist Counties on the south, Duval, Clay and Putnam Counties on the east, Hamilton County on the north, and Madison and Lafayette County on the west. In 1994, the populations of Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties were 48,897, 29,299, 19,700, 24,210, 12,534 and 193,879 respectively. According to the Chamber of Commerce of each county, the population of Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties is projected to increase 11.1%, 19.8%, 8.7%, 4.7%, 6.6% and 10.9%, respectively, between 1994 and 2000.

      Each of the counties in the Bank's PSA is located in close proximity to Interstates 10 and 75 and a short distance from the Gainesville Regional Airport, the Jacksonville International Airport and the Port of Jacksonville, a major Eastern Seaboard cargo-handling facility. Four major universities, the University of Florida in Gainesville, Florida State University in Tallahassee, the University of North Florida and Jacksonville University, as well as three community colleges, are within commuting distance of the PSA.

Competitive Business Conditions

      Within the Bank's PSA, there are competing financial institutions comprised of other commercial banks, savings and loan offices and credit unions. As of December 31, 1996, deposits in the PSA had increased 5.3% from 1995, and totaled $2.4 billion, of which the Bank held $226.8 million, or 9.6%. Specifically, the Bank held 29.3%, 19.3%, 22.8%, 12.2%, 100.0% and .8% of the total deposits in Columbia, Suwannee, Baker, Bradford Counties, Union and Alachua, respectively, at the end of 1996.

      With the Riherd acquisition, our market expanded to Union and Alachua Counties. The acquisition added two banking offices in Gainesville in Alachua County. Because of the relative newness of the offices in Alachua County, only $12.7 million or 29.5% of the acquired institution's deposits were located there. As management analyzes market share, it separates Alachua County from other PSA counties considering it a focus for future expansion.

      Certain non-Florida financial institutions affiliated with Florida banks or savings and loans offer limited financial services, including lending and deposit gathering activities. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has removed substantially all state barriers to the acquisition of banks by out-of-state bank holding companies. Other out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions and commercial banks. Florida banks and bank holding companies may also enter the Bank's PSA by acquisition of a financial institution within the PSA, by establishing de novo branches or by forming de novo banks.

      Competition for deposit and loan business in the Bank's PSA will continue to be intense because of existing competition, the accelerating pace of product deregulation and the likelihood of expansion into the PSA by other institutions. To compete, the Bank relies on specialized services, responsive handling of customer needs, customer contact by Bank officers, directors and staff, and the appeal of a locally-owned institution.

Regulatory Matters

General

      As a bank holding company, the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company ("BHC") Act. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

      The Bank is subject to restrictions under federal law which limit the transfer of funds by the Bank to the Company, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by the Bank to the Company are limited in amount to 10% of the Bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

      Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, any capital loans by the Company to the Bank would also be subordinate in right of payment to deposits and to certain other obligations of the Bank, including any liabilities of the Bank to the FDIC under the "cross guarantee" provisions described below.

      As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with
(i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

      Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), after December 31, 1994, the FDIC may not take any action that would have the effect of increasing the losses to a deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally, $100,000) or creditors other than depositors. The FDIC is also authorized by FDICIA to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. The rate of such final settlement payments is to be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.

      As a result of the provisions of law described above, in the event of the insolvency of the Bank, the FDIC could limit or prohibit dividends payable to the Company by the Bank, and any debt securities could be treated differently from, and holders of any debt securities could receive substantially less than holders of, deposit obligations of the Bank.

Federal Depositor Preference Legislation

      On August 10, 1993, the Federal Deposit Insurance Act was amended to provide that in the event of the liquidation or other resolution of an insured depository institution occurring on or after such date, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) are entitled to priority in payment over the claims of any other senior or general creditors of the institution, including any obligations to shareholders of such depository institution in their capacity as such.

Dividends

      The principal source of funds for the Company is dividends paid to it by the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company. The approval of the OCC is required for any dividend by a national bank if the total of all dividends declared by the bank in any calendar year would exceed the total of its net income, as defined by the OCC, for that year to date combined with its retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand. Under these provisions, the Bank could have declared, at the close of 1996, aggregate dividends of approximately $2.2 million. The payment of dividends by the Bank is affected by various factors, such as maintenance of adequate capital for the Bank as described more fully below. The Federal Reserve Board, the OCC and the FDIC have indicated that as a general matter dividends should be paid by banks only to the extent of earnings from continuing operations.

Capital

      The Federal Reserve Board's risk-based capital guidelines for bank holding companies were fully phased in at the end of 1992. Under the guidelines, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common equity, retained earnings and qualifying perpetual preferred stock, after subtracting goodwill and other intangibles (with certain limited exceptions), as described below ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, term preferred stock and a limited amount of loan loss reserves. The Bank is subject to similar capital requirements adopted by the OCC. In addition, the Federal Reserve Board requires a minimum leverage ratio (Tier 1 capital to total average assets, excluding goodwill and other ineligible intangibles) of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. The rule indicates that the minimum leverage ratio should be at least 1-2% higher for bank holding companies that do not have the highest rating or that are undertaking major expansion programs. The OCC has adopted substantially identical minimum leverage ratio requirements. Failure to meet the applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDIC, and appointment of a conservator or receiver. On December 31, 1996, the Company had a Tier 1 risk-based capital ratio of 12.6% and a total risk-based capital ratio of 13.6%. At that date, the Company had a Tier 1 leverage ratio of 7.3%.

      Under the Federal Reserve Board's guidelines, the only types of intangible assets that may be included (i.e., not deducted from) in a bank holding company's capital are readily marketable mortgage servicing rights ("MSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of MSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate sublimit of 25% of Tier 1 capital. The amount of MSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines) or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than MSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment) generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

      Effective January 1, 1998, the Federal Reserve Board, the FDIC, and the OCC amended their respective risk-based capital standards to take account of market risk in foreign exchange and commodity activities and in the trading of debt and equity instruments. Institutions with significant exposure to market risk would calculate their capital charges for market risk using their internal value-at-risk models, subject to parameters contained in the rule, and hold a commensurate amount of capital. It is anticipated that only about fifteen of the largest U.S. institutions plus a few small institutions will be affected by this rule. Because the Company and the Bank do not engage in foreign exchange and commodity activities, the Company does not believe it will be affected by the rule.

      On August 2, 1995, the Federal Reserve Board, the FDIC, and the OCC published a joint notice of rulemaking revising their risk-based capital standards to take account of interest rate risk. The new rule provides that the agencies will consider a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor that the agencies will consider in evaluating a depository institution's capital adequacy. On June 26, 1996, the Federal Reserve Board, the FDIC and the OCC issued a Joint Agency Policy Statement on Interest Rate Risk that establishes a framework to measure and monitor the level of interest rate risk at a depository institution. The agencies have indicated that they may adopt explicit minimum requirements for interest rate risk into their risk-based capital requirements at a future, unspecified date. The Company cannot assess at this point the impact, if any, that the Joint Agency Policy Statement and the proposed minimum requirements will have on its capital ratios.

FDICIA

      FDICIA specifies, among other things, the following capital standard categories for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which among other things, define the capital levels described above. Under the final regulations, a bank is considered "well-capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater,
(ii) Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized," or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1996, the Bank met the definition of a "well capitalized" institution.

      "Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the bank holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized." Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

      Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

      FDICIA also contains a variety of other provisions that may affect the operations of the Company including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. FDICIA also contains a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC.

      FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.

Interstate Banking Legislation

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994 and provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies are eliminated effective as of September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. The Company anticipates that the effect of the new law will be to increase competition within the markets in which it now operates, although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

Employees

      As of December 31, 1996, the Bank had 130 full-time equivalent employees, up 36.8% from 95 employees at the end of 1995. The Company's operations are conducted through the Bank and consequently, the Company does not have any separate employees.

Item 2. Properties

      The Bank currently operates out of ten offices and a non-customer operations center. The Company's first banking office and administrative office are located at 201 North Marion Street, Lake City, Florida, in a three-story historic building. The building was extensively renovated in 1986 and contains approximately 22,000 square feet of which approximately one-third is leased to business tenants at annual rates ranging from $10.49 to $13.64 per square foot. The real estate encompasses one full city block in downtown Lake City. The White Avenue, Live Oak office contains approximately 6,000 square feet and was constructed subsequent to that office opening in 1988. The Fort White and Macclenny offices contain approximately 2,200 and 2,400 square feet, respectively. The Macclenny office renovation was completed in 1996 and includes a colonial design, improved service areas and the installation of an Automated Teller Machine. The Baya Avenue, Lake City facility was built in 1971 and is a two-story building containing approximately 10,100 square feet. Subsequent to a full renovation in 1994, this facility also houses the Bank's loan operations center on the second floor. The South Ohio Avenue, Live Oak office was constructed in 1984 and contains approximately 2,000 square feet. The Company plans to renovate this office during 1997. The Starke office is a two story, 8,000 square foot building located on a 28,000 square foot parcel of real estate. The Bank currently uses the entire first floor of the building for business, while the second floor is available for future expansion or leasing. Resulting from the acquisition on September 1, 1996, of the Riherd Bank Holding Company, three additional offices are being operated. The Lake Butler office was constructed in 1993 with approximately 6,750 square feet. The Northwood, Gainesville office was purchased by Farmer & Dealers Bank in August, 1994 and contains approximately 2,000 square feet. The Alachua County, Gainesville office was constructed in 1990 on the north side of Gainesville. The office is a two-story building much like the Lake Butler office and contains approximately 4500 square feet. In July of 1995 the Bank purchased property located on U.S. Highway 90 West, in Lake City. Construction began on February 17, 1997 on what will house the Bank's third Lake City office to more fully allow the Bank to serve its intense commercial area. In the fourth quarter of 1996 the Company purchased and began renovations on a facility, approximately 7000 square feet, which will house most of the Bank's non-customer operations.

      All properties, including land, improvements, furniture, fixtures, and equipment are owned by the Bank and had a total net book value at December 31, 1996, of approximately $9.5 million. In the opinion of the Company's management, the properties are adequately covered by insurance.

Item 3. Legal Proceedings

      Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 1, 1997, there were 1,937,905 shares of Common Stock issued and outstanding to 529 holders of record, and 47,790 shares subject to currently exercisable options. There is currently no established public trading market for the Company's stock and it is not expected that any such market will develop in the foreseeable future. Transactions in the Company's common stock are infrequent and negotiated privately between the persons involved in those transactions.

      Company dividends for 1996 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share outstanding on February 5 and May 5, and $0.06 per common share outstanding on August 5 and November 5. Payment was made to 1,639,733 holders of record on January, April and July 25, and 1,937,905 on October 25, 1996. The $0.22 total dividend paid in 1996 reflects an increase of 22.2% compared to $.18 total paid in 1995 ($0.04 per common share outstanding on February 5 and May 5, and $0.05 on August 5 and November 5, to 1,639,733 holders of record on January 25, April 25, July 25 and October 25, 1995, respectively).

      The Company had issued $274,250 of ten-year $10 Series A Mandatory Convertible Subordinated Debentures callable on or after November 1, 1992. On November 15, 1996, the Company exercised its call option on these debentures, resulting in an early redemption penalty of $8,228.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements of the Company and the Bank included elsewhere herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations. In comparing 1996 to 1995, it should be noted at the close of business on August 31, 1996, CNB completed the acquisition of Riherd Banking Company and its subsidiary, Farmers and Dealers Bank. Assets of $48.0 million were acquired in exchange for 298,172 of CNB common stock and $2.7 million cash. The financial results since September 1, 1996, applicable to that transaction are included in this report.

      In 1996, the FDIC assessed financial institutions to recapitalize the Savings Association Insurance Fund (SAIF). During the third quarter of 1996, the Company recognized a $205,000 expense, net of applicable taxes, or $0.12 per common share, representing its portion of the SAIF assessment. This one time assessment should be considered when analyzing the Company's 1996 financial performance.

                             CNB INC. AND SUBSIDIARY
                        Selected Year-End Financial Data

                                             1996          1995         Change%
                                          -----------   -----------     -------
Dollars in thousands except per share information.
================================================================================
SUMMARY OF OPERATIONS:
Total Interest Income                     $    15,090   $    12,745       18%
Total Interest Expense                         (6,612)       (5,966)      11%
                                          -----------   -----------
   Net Interest Income                          8,478         6,779       25%

Loan Loss Provision                              (335)         (230)      46%
                                          -----------   -----------
   Net Interest Income After
      Provision for Loan Losses                 8,143         6,549       24%

Non-Interest Income                             1,777         1,478       20%
Non-Interest Expense                           (6,360)       (5,172)      23%
                                          -----------   -----------

Income Before Taxes                             3,560         2,855       25%
Income Taxes                                   (1,247)       (1,014)      23%
                                          -----------   -----------

Net Income                                $     2,313   $     1,841       26%
                                          ===========   ===========

================================================================================
PER COMMON SHARE:
Net Income Per Common Share               $      1.33   $      1.12       19%
Book Value                                      10.15          9.00       13%
Dividends                                        0.22          0.18       22%
Shares Outstanding                          1,937,905     1,639,733       18%
Weighted Average Shares Outstanding         1,739,124     1,639,733        6%

================================================================================
KEY RATIOS:
Return on Average Assets                         1.14%         1.06%       8%
Return on Average Shareholders' Equity          13.88%        13.24%       5%
Dividend Payout-computed on a per
   share basis                                  16.54%        16.07%       3%
Overhead Ratio                                  64.10%        64.43%      (1)%
Total Risk-Based Capital Ratio                  13.58%        14.90%      (9)%
Average Shareholders' Equity to Assets           8.24%         7.99%       3%
Tier 1 Capital to Total Assets - Leverage        7.25%         7.87%      (8)%

================================================================================
FINANCIAL CONDITION AT YEAR END:
Assets                                    $   254,945   $   176,733       44%
Net Loans                                     147,428       101,403       45%
Total Deposits                                226,824       159,003       43%
Common Shareholders' Equity                    19,669        14,754       33%

Overview

      Record earnings of $2.3 million, or $1.33 per share, were achieved during 1996 and exceeded 1995's earnings by $472,000, or 25.6%. This past year's earnings also produced a return on average assets of 1.14% and a return on average stockholders' equity of 13.88%, compared to 1.06% and 13.24%, respectively, for 1995. Without the SAIF impact, per share results would have been $1.45 in 1996, as compared to $1.12 in 1995, or an increase of 29.5%. The significant factors contributing to the improvement in earnings were the growth in operating revenue net of interest expense and improved overhead expense as a percentage of that revenue. Total assets were $254.9 million at December 31, 1996 compared to $176.7 on December 31, 1995, a $78.2 million or 44.3% growth. Stockholders' equity was $19.7 million at the close of 1996, compared to $14.8 million in 1995, due to net earnings retention of $2.3 million less $379,000 cash dividends to shareholders, coupled with $2.9 million resulting from shares issued in conjunction with the Riherd transaction.

      Total loans as a percentage of total deposits improved to 65.6% at December 31, 1996, from 64.4% at year-end 1995. The improved loan to deposit ratio is a result of increased total loans by $46.5 million, or 45.4%, while deposits have increased by $67.8 million, or 42.7%. Therefore, loan growth during this past year was the main contributor to the $1.7 million, or 25.1%, increase in net interest income, as compared to 1995.

      Liquidity and capital ratios remain well within regulatory limits. Total non-performing assets decreased by $253,000 to $404,000 in 1996 from $657,000 in 1995, a reduction of 38.5%. Non-performing assets as a percentage of total assets decreased to 0.16% in 1996 from 0.37% in 1995.

      Dividends paid in 1996 were $0.22 per share, representing an earnings per share payout of 16.5%.

Results of Operations

      Improved earnings are mainly attributable to a 25.1% increase in net-interest income to $8.5 million, from $6.8 million in 1995. The total average loan portfolio, which is the largest and highest yielding component of earning assets, increased as a percentage of average earning assets to 63.5% from 59.3% in 1995. The higher yield in 1996 is a result of both higher interest rates on securities and loan volume, which increased steadily throughout the year. The improved loan ratio is a result of increasing average loans by $24.0 million, or 25.7%, while average assets have increased by $28.3 million, or 16.3%. The Company's total average investments increased by $3.2 million, or 4.9% to $67.4 million in 1996, compared to $64.3 million in 1995. Provision for loan losses increased $105,000 to $335,000 or 45.7% from $230,000 in 1995, in direct correlation to the higher average loans outstanding. Non-interest expenses, net of non-interest income, increased $888,000, or 24.0%, to $4.6 million in 1996 compared to $3.7 million in 1995. Non-interest expenses as a percentage of average total assets were up slightly to 3.1% at December 31, 1996, compared to 3.0% for the year ended 1995.

Net Interest Income/Margins

      Net interest income, the primary source of revenue for the Bank, increased by 25.1% to $8.5 million in 1996, from $6.8 million in 1995. Total average assets increased by 16.3%, as the Company enjoyed a higher level of earning assets in 1996. The higher yield in 1996 is a result of both higher interest rates on securities and loan volume. Net interest margins grew to 4.59% in 1996, from 4.30% in 1995, reflective of a more favorable mix of earning assets. Yields on securities available-for-sale increased to 6.06% from 5.15% in 1995, or an increase of 17.7%, which was primarily due to maturing low-yielding securities, purchased in late 1993 and 1994 following the Company's acquisition of the Anchor Savings Bank offices, being replaced with higher-yielding investments. Table 1: "Average Balances - Yields and Rates", below, indicates the Company's average volume of interest earning assets and interest bearing liabilities for 1996 and 1995. Other components of earning assets as well as rates on interest-bearing liabilities were impacted by the modest decline in market rates in 1996, as compared to 1995. Total earning asset yields increased to 8.16% in 1996 from 8.08%, while rates on interest-bearing liabilities decreased to 4.13% from 4.32% in 1995. Average time deposits for 1996 represented 51.5% of total average deposits, compared to 53.6% a year earlier. Average demand deposits, as a percentage of total average deposits, increased to 13.1% from 11.9% a year ago. Table 1a: "Analysis of Changes in Interest Income and Expense", below, indicates that the change in interest income was due mainly to volume increases in the loan portfolio, while the change in interest expense was primarily due to increased volume in NOW, Money Market and Time Deposits.

              Table 1: Average Balances - Yields and Rates

                                         December 31, 1996                  December 31, 1995
                                  -------------------------------    -------------------------------
                                             Interest                            Interest
                                  Average   Income or     Average    Average     Income or   Average
                                  Balance    Expense        Rate     Balance      Expense      Rate
                                  --------   --------       ----     --------    --------      ----
                                                       (dollars in thousands)
ASSETS:
   Federal Funds Sold             $ 11,781   $    613       5.20%    $  7,490    $    436      5.82%
   Securities Available for Sale    43,180      2,615       6.06       16,246         837      5.15
   Investment Securities            12,135        654       5.39       40,180       2,291      5.70
   Loans, net unearned (1)         117,450     11,188       9.53       93,454       9,161      9.80
   Interest Bearing Deposits           352         20       5.69          355          20      5.64
                                  --------   --------       ----     --------    --------      ----
TOTAL EARNING ASSETS               184,898     15,090       8.16      157,725      12,745      8.08
   All Other Assets                 17,434                             16,253
                                  --------                           --------
TOTAL ASSETS                      $202,332                           $173,978
                                  ========                           ========
LIABILITIES AND
   SHAREHOLDERS' EQUITY:
Deposits:
   NOW & Money Markets            $ 50,945      1,330       2.61     $ 41,219       1,041      2.52
   Savings                          13,466        277       2.06       12,283         320      2.61
   Time Deposits                    93,481      4,847       5.18       82,999       4,444      5.35
Short Term Borrowings                  520         25       4.81         --          --        --
Notes Payable & Debentures           1,511        133       8.80        1,623         161      9.92
                                  --------   --------       ----     --------    --------      ----
TOTAL INTEREST BEARING
   LIABILITIES                     159,923      6,612       4.13      138,124       5,966      4.32
Demand Deposits                     23,701                             18,406
Other Liabilities                    2,041                              3,541
Shareholders' Equity                16,667                             13,907
                                  --------                           --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY           $202,332                           $173,978
                                  ========                           ========
                                                            ----                               ----
INTEREST SPREAD (2)                                         4.03%                              3.76%
                                                            ====                               ====
                                             --------                            --------
NET INTEREST INCOME                          $  8,478                            $  6,779
                                             ========                            ========
NET INTEREST MARGIN (3)                                     4.59%                              4.30%
                                                            ====                               ====

----------
(1) Interest income on average loans includes loan fee recognition of $410,000 and $401,000 in 1996 and 1995 respectively.
(2)   Represents the average rate earned minus average rate paid.
(3)   Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                    NET CHANGE DECEMBER 31,          NET CHANGE DECEMBER 31,
                                   1995-1996 ATTRIBUTABLE TO:       1994-1995 ATTRIBUTABLE TO:
                                  -----------------------------    ----------------------------
                                                           Net                             Net
                                  Volume (1)   Rate (2)  Change    Volume (1)  Rate (2)  Change
                                  ----------   --------  ------    ----------  --------  ------
                                                           (thousands)
INTEREST INCOME:
   Federal Funds Sold             $   249        (72)       177     $    22       120       142
   Securities Available for Sale    1,387        391      1,778        (438)      130      (308)
   Investment Securities           (1,599)       (38)    (1,637)        157       203       360
   Loans                            2,349       (322)     2,027       1,285       957     2,242
   Interest Bearing Deposits         --         --         --             6      --           6
                                  -------        ---      -----     -------       ---     -----
      Total                       $ 2,386        (41)     2,345     $ 1,032     1,410     2,442

INTEREST EXPENSE:
   Deposits:
      NOW & Money Markets         $   243         46        289     $   (67)       50       (17)
      Savings                          32        (75)       (43)       --          39        39
      Time Deposits                   557       (154)       403         314     1,015     1,329
   Short Term Borrowings               25       --           25        --        --        --
   Notes Payable & Debentures         (10)       (18)       (28)        (45)       28       (17)
                                  -------        ---      -----     -------       ---     -----
      Total                           847       (201)       646         202     1,132     1,334
                                  -------        ---      -----     -------       ---     -----
         Net Interest Income      $ 1,539        160      1,699     $   830       278     1,108
                                  =======        ===      =====     =======       ===     =====

----------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

Non-Interest Income

      Non-interest income increased by 20.2% to $1.8 million in 1996 from $1.5 million in 1995. As a percentage of average assets, there was a modest increase to 0.88% from 0.85 in 1995. This increase is due mainly to fees and revenues generated from demand deposit accounts with other non-interest components contributing proportionately.

Non-Interest Expense

      Non-interest expense increased by $1.2 million, or 23.0% for the year ended 1996, as compared to 1995. When analyzing this ratio, we would call attention to the one-time SAIF assessment of $327,000 before-tax effect; without the SAIF impact the increase would have only been 16.6%. Salaries and employee benefits have increased $413,000 from 1995; however, as a percentage of average total assets they are essentially unchanged. With the celebration of our 10 year anniversary, added emphasis was placed on marketing the bank, resulting in a $71,000, or 42.4% increase. Occupancy and equipment expenses have increased 20.7%, due mainly to added expenses resulting from facilities and equipment acquired in the merger with Farmer and Dealers Bank of Lake Butler, as well as the Operations Center which houses the Company's items processing and check imaging systems. At the end of 1996, non-interest expenses as a percentage of average total assets were slightly up to 3.1%, compared to 3.0% for 1995.

      The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, has improved to 64.1% from 64.4% for the year ended December 31, 1996, compared to 1995. When the impact of the special SAIF assessment is discounted, the overhead ratio improved to 60.8%. The improvement in the efficiency ratio is materially influenced by the improvements in net interest income and continued improvements with the management of expenses. The following table details the areas of significant non-interest expense.

                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)

                             Year Ended December 31,

                                                           1996          1995
                                                          ------        ------
              Special one time SAIF assessment            $  327        $ --
              Data processing                                298           213
              Marketing                                      237           166
              Postage and delivery                           219           193
              Regulatory fees                                176           302
              Amortization of intangible assets              158           151
              Legal and professional                         134            84
              Supplies                                       133            94
              Loan expenses                                  120            91
              Telephone                                      105            94
              Administrative                                  92            81
              Other                                          267           190
                                                          ------        ------
              Total other operating expenses              $2,266        $1,659
                                                          ======        ======

Liquidity and Interest Rate Sensitivity

      Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. In the future, the Company will attempt to maintain, with respect to management's expectations of interest rate changes in the immediate twelve months, a cumulative gap position within plus, or minus, 20% of total assets.

      The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

      The interest rate sensitivity position at year-end 1996 is presented in Table 3 - "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 1996, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated time frame) of $25.0 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                       Table 3: Rate Sensitivity Analysis
                                December 31, 1996

(Dollars in thousands)                 0-3         4-6        7-12        1-5     Over 5
                                     Months      Months      Months      Years     Years       Total
                                    --------    --------    --------    -------   --------    --------
INTEREST EARNING ASSETS:
Federal Funds Sold                  $  9,950    $   --      $   --      $  --     $   --      $  9,950
Securities Held to Maturity             --          --            92      9,917       --        10,009
Securities Available for Sale(1,2)     9,485       2,798       8,546     32,007      8,066      60,902
Loans(3)                              54,112      12,837      16,355     49,489     16,192     148,985
                                    --------    --------    --------    -------   --------    --------

Total Earning Assets                  73,547      15,635      24,993     91,413     24,258     229,846
                                    --------    --------    --------    -------   --------    --------

INTEREST BEARING LIABILITIES:
NOW & Money Market(4)                 33,528        --          --         --       30,858      64,386
Savings(4)                             4,418        --          --         --       10,308      14,726
Time Deposits                         33,833      28,746      32,272     19,539        120     114,510
Securities Sold Under Repurchase
   Agreements                          3,766        --          --         --         --         3,766
Notes Payable & Debentures             2,650        --          --         --         --         2,650
                                    --------    --------    --------    -------   --------    --------

Total Interest Bearing                78,195      28,746      32,272     19,539     41,286     200,038
                                    --------    --------    --------    -------   --------    --------

Int. Rate Sens. Gap                 $ (4,648)   $(13,111)   $ (7,279)   $71,874   $(17,028)   $ 29,808
                                    ========    ========    ========    =======   ========    ========
Cum. Int. Rate Sens. Gap            $ (4,648)   $(17,759)   $(25,038)   $46,836   $ 29,808    $ 29,808
                                    ========    ========    ========    =======   ========    ========

Int. Rate Sens. Gap Ratio               0.94        0.54        0.77       4.68       0.59        1.15
                                    ========    ========    ========    =======   ========    ========

Cum. Int. Rate Sens. Gap Ratio          0.94        0.83        0.82       1.30       1.15        1.15
                                    ========    ========    ========    =======   ========    ========

Ratio of Cumulative Gap to
   Total Earning Assets:
      December 31, 1996                (2.02)%     (7.73)%    (10.89)%    20.38%     12.97%
                                    ========    ========    ========    =======   ========

      December 31, 1995                (0.40)%     (9.08)%     (8.78)%    25.11%     12.23%
                                    ========    ========    ========    =======   ========

----------
(1)   Includes Interest Bearing Deposits of $141,000.
(2) Includes equity in Federal Home Loan Bank of $586,000 and Federal Reserve Bank of $518,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized gains of $105,000.
(3)   Total Loans including Unearned Discount of $161,000
(4) Certain deposit accounts are included in the After Five Years category. If these deposit accounts had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (28.80) for the one year category at December 31, 1996.

      The Bank's gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the rate sensitivity analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to an historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor: net interest income.

      Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale) totaled $63.2 million and represented 34.8% of average total deposits during 1996, compared to $30.4 million and 19.6% for 1995. At the end of 1995 banks were granted an opportunity to restructure their securities portfolios according to availability for sale. The Bank, thereby, reclassed $30.1 million of its securities held to maturity as those available for sale, in effect increasing its liquidity position in anticipation of the need for future loan demand. Average loans were 64.7% and 60.3% of average deposits for 1996 and 1995, respectively. As noted in Table 5 - "Loan Portfolio Composition", approximately $129.4 million, or 87.0%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 14.1% of the portfolio matures within one year.

      Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 91.4% of total deposits in 1996 and 92.0% in 1995. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. The Bank does not nor has it ever solicited brokered deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                December 31, 1996

                                                    Amount
                                                   --------
                                                  (thousands)
               Three Months or Less                $  6,118
               Three Through Six Months               5,173
               Six Through Twelve Months              8,890
               Over Twelve Months                     3,797
                                                   --------
               Total                               $ 23,978
                                                   ========

Lending Activities

     The local markets served by the Company continued to experience solid loan demand, fueled by an increase in commercial, commercial real estate and residential mortgages. Because loans are expected to produce higher yields than securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 1996, average loans were $117.4 million and were 63.5% of average earning assets, compared to $93.4 million and 59.3% for 1995. Average loans increased by $24.0 million, or 25.7%, during 1996. On December 31, 1996, the Company's loan-to-deposit ratio stood at 65.6%, compared to 64.4% at the end of 1995. The following table compares the composition of the Company's loan portfolio as of December 31, 1996, to 1995. This loan portfolio composition is expected to stay roughly the same in 1997.

                    Table 5: Loan Portfolio Composition

                                                                  December 31,
       Types of Loans                                    1996                     1995
       -------------------                          --------------           -------------
                                                                  (thousands)
       Commercial, Financial and Agricultural  $   68,595        46.1%   $   48,948      47.8%
       Real Estate - Construction                   4,029         2.7%        2,159       2.1%
       Real Estate - Mortgage                      56,787        38.2%       34,912      34.1%
       Installment and Consumer Lines              19,413        13.0%       16,330      16.0%
                                               ----------        ----    ----------      ----
       Total Loans, Net of Unearned Discount      148,824       100.0%      102,349     100.0%
       Less: Allowance for Loan Losses             (1,396)                     (946)
                                               ----------                ----------
       Net Loans                               $  147,428                $  101,403
                                               ==========                ==========

      The following table sets forth the maturity distribution for selected components of the Company's loan portfolio including unearned discounts of $161,000 on December 31, 1996. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans
                                December 31, 1996

                                           0-12       1-5      Over 5
                                          Months     Years     Years     Total
                                          -------   -------   -------   --------
                                                       (thousands)
All Loans Other Than Construction         $16,968   $59,656   $68,332   $144,956
Real Estate - Construction                  4,029      --        --        4,029
                                          -------   -------   -------   --------
Total                                     $20,997   $59,656   $68,332   $148,985

Fixed Interest Rate                       $ 7,165   $37,994   $17,826   $ 62,985
Variable Interest Rate                    $13,832   $21,662   $50,506   $ 86,000


Loan Quality

     Total non-performing assets decreased by $253,000 to $404,000 in 1996 from $657,000 in 1995, a reduction of 38.5%. Non-performing assets as a percentage of total assets decreased to 0.16% in 1996 from 0.37% in 1995. Non-accrual loans have decreased $285,000 since December 31, 1995. The decrease in non-accrual loans since December 31, 1995 was attributable to loans which have been liquidated without significant losses, with the exception of one $55,000 charge-off during 1996.

                         Table 7: Non-Performing Assets

                                                   December 31,
                                              1996            1995
                                              ----            ----
                                             (dollars in thousands)
            Non-Accrual Loans                $  87           $ 372
            Past Due Loans 90 Days or
                More and Still Accruing        229             159
            Other Real Estate Owned             88             126
                                              ----            ----

            Total Non-Performing Assets      $ 404           $ 657
                                              ====            ====

            Percent of Total Assets           0.16%           0.37%
                                              ====            ====

      The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for potential losses inherent to the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on December 31, 1996, was 0.94% of total loans. Table 8 Allocation of Allowance for Loan Losses, set forth below, indicates the specific reserves allocated by loan type.

                Table 8: Allocation of Allowance for Loan Losses

                                                 December 31,
                                          1996                    1995
                                  --------------------    --------------------
                                           Percent of              Percent of
                                          Loans in Each           Loans in Each
                                           Category to             Category to
                                  Amount   Total Loans    Amount   Total Loans
                                  ------   -----------    ------   -----------
                                             (dollars in thousands)
      Commercial, Financial
         and Agricultural         $  821        46%        $476        48%
      Real Estate - Construction       5         3%           5         2%
      Real Estate- Mortgage          154        38%          72        34%
      Consumer                       416        13%         389        16%
      Unallocated                   --         --             4       --
                                  ------       ---         ----       ---
      Total                       $1,396       100%        $946       100%
                                  ======       ===         ====       ===

      The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: Activity in Allowance for Loan Losses, below, indicates activity in the allowance for loan losses for the year 1996 as compared to 1995.

             Table 9: Activity in Allowance for Loan Losses

                                                         1996          1995
                                                       ---------     ---------
                                                        (dollars in thousands)

Balance at Beginning of Year                           $     946     $     827
Allowance Acquired in Merger                                 371          --
Loans Charged-Off:
   Commercial, Financial and Agricultural                     79            11
   Real Estate, Mortgage                                       1          --
   Consumer                                                  203           159
                                                       ---------     ---------
      Total Loans Charged-Off                               (283)         (170)
Recoveries on Loans Previously Charged-Off:
   Commercial, Financial and Agricultural                      7            17
   Real Estate Mortgage                                        1          --
   Consumer                                                   19            42
                                                       ---------     ---------
      Total Loan Recoveries                                   27            59
                                                       ---------     ---------
        Net Loans Charged-Off                               (256)         (111)
                                                       ---------     ---------

Provision for Loan Losses Charged to Expense                 335           230
                                                       ---------     ---------
Ending Balance                                         $   1,396     $     946
                                                       =========     =========
Total Loans Outstanding                                $ 148,824     $ 102,349
Average Loans Outstanding                              $ 117,450     $  93,454
Allowance for Loan Losses to Loans Outstanding              0.94%         0.92%
Net Charge-Offs to Average Loans Outstanding                0.22%         0.12%

Investment Portfolio

     The following tables set forth the maturity distribution and the weighted average yields of securities held to maturity and securities available for sale.

        Table 10: Maturity Distribution of Investment Securities
                            December 31, 1996


Thousands                                Held to Maturity(4)      Available for Sale
---------------------------------------------------------------------------------------
                                       Amortized   Estimated    Amortized   Estimated
                                         Cost     Market Value    Cost     Market Value
                                       ---------  ------------  ---------  ------------
U.S. Treasury:
   One Year or Less                     $  --        $ --        $10,073      $10,022
   Over One Through Five Years             --          --         21,941       22,089
                                        -------      ------      -------      -------
Total U.S. Treasury                        --          --         32,014       32,111

 U.S. Government Agencies
 and Corporations:
   One Year or Less                          92          94        3,193        3,196
   Over One Through Five Years            9,917       9,628       10,388       10,327
   Over Five Through Ten Years(4)          --          --          3,257        3,229
   Over Ten Years(4)                       --          --          9,037        9,036
                                        -------      ------      -------      -------
Total U.S. Government Agencies           10,009       9,722       25,875       25,788
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over One Through Five Years             --          --            100          103
   Over Five Through Ten Years             --          --            705          750
   Over Ten Years                          --          --            857          910
                                        -------      ------      -------      -------
Total Obligations of State and             --          --          1,662        1,763
 Political Subdivisions

Other Securities:
   One Year or Less(2)                     --          --             64           64
   Over One Through Five Years(2)          --          --             77           77
   Over Ten Years(3)                       --          --          1,210        1,204
                                        -------      ------      -------      -------
Total Other Securities                     --          --          1,351        1,345
                                        -------      ------      -------      -------
Total Securities                        $10,009      $9,722      $60,902      $61,007
                                        =======      ======      =======      =======

----------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2)   Represents Interest-bearing deposits in other banks.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.
(4) Includes investments in mortgage-backed securities which are subject to early repayment.

        Table 10a: Weighted Average Yield by Range of Maturities

                                      December 31,
                                   1996          1995
                                   ----          ----
One Year or Less                   5.24%         5.83%
Over One through Five Years        6.09          5.63
Over Five through Ten Years        6.43          7.80
Over Ten Years (1)                 6.14          6.23

----------
(1) Represents adjustable rate, mortgage-backed securities which are repriceable within one year.

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

      Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at year-end 1996 as compared to 1995 are as follows:

                            Table 11: Capital Ratios

                                   December 31,     Well Capitalized  Regulatory
                                 1996       1995      Requirements     Minimums
                                 ----       ----      ------------     --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio        12.6%      13.7%          6.0%          4.0%
     Total Capital to
       Risk-Weighted Assets      13.6%      14.9%         10.0%          8.0%
Tier 1 Leverage Ratio             7.3%       7.9%          5.0%          4.0%

Item 7. Financial Statements

      The consolidated financial statements which follow have been audited by the Company's independent certified public accountants, Osburn, Henning and Company. Their opinion on the Company's consolidated financial statements is also included therein.

                             FINANCIAL STATEMENTS

                           CNB, INC. AND SUBSIDIARY
                              LAKE CITY, FLORIDA

                              DECEMBER 31, 1996

                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants ..................... Page 1

Consolidated Balance Sheets ............................................      2

Consolidated Statements of Operations ..................................      3

Consolidated Statements of Shareholders' Equity ........................      4

Consolidated Statements of Cash Flows ..................................      5

Notes to Consolidated Financial Statements .............................      6

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
CNB, Inc. and Subsidiary
Lake City, Florida

      We have audited the accompanying consolidated balance sheets of CNB, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


OSBURN, HENNING & COMPANY

January 31, 1997

                            CNB, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                        1996           1995
                                                    ------------  -------------
          ASSETS

Cash and due from banks                             $ 12,789,396  $   7,898,690
Federal funds sold                                     9,950,000      4,660,000
Interest bearing deposits in other banks                 140,986        413,072
                                                    ------------  -------------
          Total Cash and Cash Equivalents             22,880,382     12,971,762
Securities available for sale                         60,866,357     39,838,485
Securities held to maturity                           10,008,604     13,246,806
Loans, net                                           147,428,138    101,402,908
Premises and equipment, net                            9,459,393      6,432,547
Other assets                                           4,302,470      2,840,797
                                                    ------------  -------------
          TOTAL ASSETS                              $254,945,344  $ 176,733,305
                                                    ============  =============

   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Deposits:
  Noninterest-bearing demand                        $ 33,201,517  $  19,110,965
  Savings, NOW and money market                       79,111,428     55,480,072
  Time, under $100,000                                90,533,210     71,441,973
  Time, $100,000 and over                             23,977,814     12,969,601
                                                    ------------  -------------
       Total Deposits                                226,823,969    159,002,611

 Securities sold under repurchase agreements           3,766,347           --
 Notes payable                                         2,650,000        950,000
 Other liabilities                                     2,036,195      1,752,548
                                                    ------------  -------------
       Total Liabilities                             235,276,511    161,705,159
                                                    ------------  -------------
MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES               --          274,250
                                                    ------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares
    authorized; no shares issued or outstanding             --             --
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 1,937,905 and 1,639,733 shares
    issued and outstanding                                19,379         16,397
  Additional paid-in capital                          12,682,601      9,784,369
  Retained earnings                                    6,901,006      4,966,357
  Net unrealized gain (loss) on securities
    available for sale                                    65,847        (13,227)
                                                    ------------  -------------
       Total Shareholders' Equity                     19,668,833     14,753,896
                                                    ------------  -------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                     $254,945,344  $ 176,733,305
                                                    ============  =============

See Notes to Consolidated Financial Statements.

                            CNB, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                        1996            1995
                                                    ------------     -----------
Interest Income
  Interest and fees on loans                        $ 11,187,824     $ 9,161,123
  Interest on securities held to maturity                653,748       2,291,192
  Interest on securities available for sale            2,615,265         837,321
  Interest on federal funds sold                         612,765         435,955
  Interest on interest bearing deposits                   20,078          20,091
                                                    ------------     -----------
       Total Interest Income                          15,089,680      12,745,682
                                                    ------------     -----------
Interest Expense
  Interest on deposits                                 6,454,024       5,804,836
  Interest on notes payable                              132,506         161,467
  Interest on short-term borrowings                       25,023            --
                                                    ------------     -----------
       Total Interest Expense                          6,611,553       5,966,303
                                                    ------------     -----------
       Net Interest Income                             8,478,127       6,779,379

Provision for Loan Loss                                  335,000         230,000
                                                    ------------     -----------
       Net Interest Income After
         Loan Loss Provision                           8,143,127       6,549,379

Non-interest Income
  Service charges                                      1,404,930       1,187,036
  Other fees and charges                                 397,199         288,233
  Gain (loss) on sale of securities                      (24,945)          2,838
                                                    ------------     -----------
       Total Non-interest Income                       1,777,184       1,478,107
                                                    ------------     -----------
Non-interest Expense
  Salaries and employee benefits                       3,116,705       2,704,200
  Occupancy and equipment expenses                       976,708         809,223
  Special one-time SAIF assessment                       326,823            --
  Other operating expenses                             1,939,533       1,658,877
                                                    ------------     -----------
       Total Non-interest Expense                      6,359,769       5,172,300
                                                    ------------     -----------
       Income Before Income Taxes                      3,560,542       2,855,186

Income Taxes                                           1,247,261       1,013,930
                                                    ------------     -----------
       NET INCOME                                   $  2,313,281     $ 1,841,256
                                                    ============     ===========
Earnings Per Share:
       NET INCOME PER COMMON SHARE                  $       1.33     $      1.12
                                                    ============     ===========
Weighted average common shares outstanding             1,739,124       1,639,733
                                                    ============     ===========

See Notes to Consolidated Financial Statements.

                            CNB, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock       Additional                     Total
                                     ---------------------    Paid-in      Retained     Shareholders'
                                      Shares    Par Value     Capital      Earnings        Equity
                                     ---------  ----------  -----------  ------------   ------------
BALANCE, DECEMBER 31, 1994           1,639,733  $   16,397  $ 9,784,369  $  3,420,252   $ 12,927,106

Net income for year ended
  December 31, 1995                       --          --           --       1,841,256      1,841,256

Cash dividends                            --          --           --        (295,151)      (295,151)

Change in unrealized loss on
  securities available for
  sale, net of tax effect of
  $166,979                                --          --           --            --          280,685
                                     ---------  ----------  -----------  ------------   ------------

BALANCE DECEMBER 31, 1995            1,639,733      16,397    9,784,369     4,966,357     14,753,896

Net income for year ended
  December 31, 1996                       --          --           --       2,313,281      2,313,281

Cash dividends                            --          --           --        (378,632)      (378,632)

Shares issued in acquisition
  of Riherd                            298,172       2,982    2,898,232          --        2,901,214

Change in unrealized loss on
  securities available for
  sale, net of tax effect of
  $47,040                                 --          --           --            --           79,074
                                     ---------  ----------  -----------  ------------   ------------

BALANCE DECEMBER 31, 1996            1,937,905  $   19,379  $12,682,601  $  6,901,006   $ 19,668,833
                                     =========  ==========  ===========  ============   ============

See Notes to Consolidated Financial Statements.

                            CNB, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Year Ended December 31,
                                                        1996           1995
                                                    ------------   ------------
OPERATING ACTIVITIES
  Net income                                        $  2,313,281   $  1,841,256
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                      579,686        504,784
      Provision for loan losses                          335,000        230,000
      Security amortization - net                        225,856        259,214
      Proceeds from sale of other real estate            249,554        104,021
      Deferred income taxes (benefit)                   (165,768)       124,129
  Changes in period-end balances of:
    Other assets                                         (78,202)      (552,613)
    Other liabilities                                    336,470        495,960
                                                    ------------   ------------
        Net Cash Provided By Operating Activities      3,795,877      3,006,751
                                                    ------------   ------------
INVESTING ACTIVITIES
  Purchases of securities available for sale         (17,629,662)    (3,635,985)
  Securities available for sale called by issuer       3,000,000           --
  Maturities of securities available for sale          3,650,000     11,750,000
  Sales of securities available for sale               4,039,164      3,086,221
  Principal payments on mortgage backed securities
    available for sale                                 3,591,500      1,297,405
  Purchases of securities held to maturity                  --      (14,547,968)
  Maturities of securities held to maturity                 --          500,000
  Securities held to maturity called by issuer              --        9,098,568
  Principal payments on mortgage backed securities
    held to maturity                                   3,185,437      2,018,282
  Net increase in loans                              (21,773,508)   (16,580,374)
  Net increase in premises and equipment              (1,427,233)      (632,030)
  Cash received related to acquisition,
    net of cash paid                                     214,372           --
                                                    ------------   ------------
       Net Cash Used In Investing Activities         (23,149,930)    (7,645,881)
                                                    ------------   ------------
FINANCING ACTIVITIES
  Net increase in deposits                            24,449,208      6,390,363
  Securities sold under repurchase agreements          3,766,347           --
  New borrowings under note payable                    2,650,000           --
  Repayment of note payable                             (950,000)      (750,000)
  Redemption of subordinated debentures                 (274,250)          --
  Cash dividends                                        (378,632)      (295,151)
                                                    ------------   ------------
       Net Cash Provided By Financing Activities      29,262,673      5,345,212
                                                    ------------   ------------
       Net Increase in Cash
         and Cash Equivalents                          9,908,620        706,082

       Cash and Cash Equivalents:
         Beginning of Year                            12,971,762     12,265,680
                                                    ------------   ------------
         End of Year                                $ 22,880,382   $ 12,971,762
                                                    ============   ============

See Notes to Consolidated Financial Statements.

                            CNB, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

      Organization

            CNB, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly-owned banking subsidiary, CNB National Bank (the "Bank"), which is chartered as a national bank in Lake City, Florida. The Bank is a member of the Federal Reserve System and conducts business from a total of ten offices in north Florida. During 1996, the Company acquired another banking institution as more fully discussed in Note 3.

      Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Reclassification

            Certain amounts and captions presented in the 1995 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on total assets, liabilities, equity or operations as previously reported.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                            CNB, INC. AND SUBSIDIARY

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Loan fees, net of loan origination costs, are capitalized and amortized as yield adjustments over the respective loan terms using a method which does not differ significantly from the interest method. For 1996 and 1995, loan fees included in interest and fees on loans amounted to $410,033 and $400,602, respectively.

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

                            CNB, INC. AND SUBSIDIARY

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Intangibles

            The Company has intangible assets with a carrying amount of $1,726,000 and $928,000 at December 31, 1996 and 1995, respectively.
            Substantially all of the intangibles at December 31, 1995 relate to core deposits acquired in prior years' acquisitions. Core deposit intangibles are being amortized over a ten year period using the straight-line method. During 1996, goodwill was added in connection with the acquisition discussed in Note 3. Goodwill is being amortized over fifteen years using the straight-line method. Goodwill had a carrying amount of $957,000 at December 31, 1996. Amortization charged against operations for all intangibles was $158,465 and $150,862 for 1996 and 1995, respectively.

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

      Cash Flow Information

            For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash paid for interest and income taxes was $6,632,799 and $1,247,912, respectively, during 1996, and $5,479,743 and $930,047, respectively, during 1995.

            In connection with the acquisition discussed in Note 3, the Company received cash of approximately $2.9 million, loans and securities of $42.3 million and premises, equipment and other assets of $2.8 million, and assumed deposits and other liabilities of $43.4 million. The acquisition was effected by the payment of approximately $2.7 million cash and issuance of common stock of the Company.

                            CNB, INC. AND SUBSIDIARY

NOTE 3 - 1996 ACQUISITION

      On August 31, 1996, the Company acquired Riherd, Inc. (Riherd), and its wholly-owned subsidiary bank, Farmers and Dealers Bank (F & D) in Lake Butler, Florida. F & D operated from its Lake Butler headquarters and two branch offices in Alachua County. The acquisition was effected through the Company's issuance of 298,172 of its common shares valued at approximately $2.9 million and the payment of approximately $2.7 million in cash to Riherd's shareholders. As a part of this transaction, Riherd and F & D were merged into the Company and the Bank, respectively.

      The acquisition was accounted for by the Company as a purchase transaction and resulted in goodwill of approximately $990,000. Goodwill is being amortized over a fifteen year period on a straight-line basis. Amortization during 1996 was $21,448. Operating results of Riherd and F & D from January 1 through August 31, 1996 were treated as a part of the net assets purchased. Their operations after August 31, 1996 are included in the accompanying 1996 consolidated statement of operations.

NOTE 4 - SECURITIES

      Amortized cost and estimated fair value of securities available for sale at December 31, 1996 are as follows:

                                U. S.          U. S.       State,
                              Treasury      Government    County &
                             Securities      Agencies     Municipal      Other         Total
                            ------------   ------------   ----------  -----------   ------------
      Amortized cost        $ 32,014,271   $ 25,874,958   $1,662,660  $ 1,209,450   $ 60,761,339
      Gross unrealized:
        Gains                    154,666         92,459      100,814         --          347,939
        Losses                   (58,280)      (179,501)        --         (5,140)      (242,921)
                            ------------   ------------   ----------  -----------   ------------
      Estimated fair value  $ 32,110,657   $ 25,787,916   $1,763,474  $ 1,204,310   $ 60,866,357
                            ============   ============   ==========  ===========   ============

      Amortized cost and estimated fair value of securities available for sale at December 31, 1995 are as follows:

                                   U. S.          U. S.
                                 Treasury      Government
                                Securities      Agencies       Other        Total
                               ------------   ------------   ---------   ------------
      Amortized cost           $ 13,701,198   $ 25,210,782   $ 947,600   $ 39,859,580
      Gross unrealized:
        Gains                        26,846        179,038         104        205,988
        Losses                      (95,204)      (124,272)     (7,607)      (227,083)
                               ------------   ------------   ---------   ------------
      Estimated fair value     $ 13,632,840   $ 25,265,548   $ 940,097   $ 39,838,485
                               ============   ============   =========   ============

                            CNB, INC. AND SUBSIDIARY

NOTE 4 - SECURITIES (CONTINUED)

      Amortized cost and estimated fair value of securities held to maturity are summarized as follows:

                                                         December 31,
                                              ---------------------------------
                                                  1996                 1995
                                              ------------         ------------
                                                 U. S.                U. S.
                                               Government           Government
                                                Agencies             Agencies
                                              ------------         ------------
      Amortized cost                          $ 10,008,604         $ 13,246,806
      Gross unrealized:
        Gains                                        9,224               34,666
        Losses                                    (295,945)            (228,927)
                                              ------------         ------------
      Estimated fair value                    $  9,721,883         $ 13,052,545
                                              ============         ============

      During 1996, securities available for sale with a carrying amount of $4,039,164 were sold for $4,014,219, resulting in gross realized losses of $24,945.

      During 1995, securities available for sale with a carrying amount of $3,083,383 were sold for $3,086,221, resulting in gross realized gains of $6,146 and losses of $3,308.

      Interest income earned on tax exempt securities in 1996 was $32,130. There was no tax exempt investment securities income in 1995. Dividends of $64,564 and $61,421 on stock of the Federal Reserve Bank and Federal Home Loan Bank are included in interest on securities available for sale in 1996 and 1995, respectively.

      The amortized cost and estimated fair value of securities at December 31, 1996, by contractual maturity, are shown below:

                                             Securities               Securities
                                         Available for Sale        Held to Maturity
                                      ------------------------  -----------------------
                                      Amortized    Estimated    Amortized    Estimated
                                         Cost      Fair Value      Cost      Fair Value
                                      -----------  -----------  -----------  ----------
      Due in:
        One year or less              $13,073,822  $13,029,149  $      --    $     --
        After one through five years   32,183,276   32,272,037         --          --
        After five through ten          2,724,084    2,751,398         --          --
        Over ten years                    856,718      910,307         --          --
        Mortgage-backed securities
          and other                    11,923,439   11,903,466   10,008,604   9,721,883
                                      -----------  -----------  -----------  ----------
                                      $60,761,339  $60,866,357  $10,008,604  $9,721,883
                                      ===========  ===========  ===========  ==========

      At December 31, 1996, U. S. Treasury and Government agency securities with an amortized cost of $15,803,602 and estimated fair value of $15,917,821 were pledged to secure public funds, treasury tax and loan deposits and repurchase agreements.

                            CNB, INC. AND SUBSIDIARY

NOTE 5 - LOANS, ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

      Loans at December 31 were comprised of the following:

                                                     1996              1995
                                                 -------------    -------------
      Commercial, financial and agricultural     $  68,595,222    $  48,948,386
      Real estate - construction                     4,028,756        2,158,705
      Real estate - mortgage                        56,787,218       34,911,476
      Installment and consumer lines                19,412,841       16,330,111
                                                 -------------    -------------
          Total loans net of unearned discount     148,824,037      102,348,678
      Less:  Allowance for loan losses              (1,395,899)        (945,770)
                                                 -------------    -------------
          Net Loans                              $ 147,428,138    $ 101,402,908
                                                 =============    =============

      Activity in the allowance for loan losses account was as follows:

                                                     1996               1995
                                                  -----------         ---------
      Balance beginning of year                   $   945,770         $ 827,052
      Acquired in acquisition                         370,195              --
      Provision                                       335,000           230,000
      Recoveries                                       27,838            59,196
      Charge-offs                                    (282,904)         (170,478)
                                                  -----------         ---------
         Balance At End Of Year                   $ 1,395,899         $ 945,770
                                                  ===========         =========

      Loans on a nonaccrual basis totaled approximately $87,000 and $372,000 at December 31, 1996 and 1995, respectively. Foregone interest which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $25,000 and $48,000 in 1996 and 1995, respectively. In addition to nonaccrual loans, non-performing assets include Other Real Estate, property acquired by foreclosure in settlement of debt. Other Real Estate was $87,960 and $125,994 at December 31, 1996 and 1995, and is included in the caption "Other Assets" on the accompanying balance sheets.

NOTE 6 - PREMISES AND EQUIPMENT

      Premises and equipment were comprised of the following components at December 31:

                                                     1996               1995
                                                 ------------       -----------
      Buildings and improvements                 $  7,680,351       $ 5,159,376
      Equipment and furnishings                     3,378,601         1,598,842
      Land                                          1,960,439         1,480,177
                                                 ------------       -----------
                                                   13,019,391         8,238,395
      Less accumulated depreciation                (3,559,998)       (1,805,848)
                                                 ------------       -----------
                                                 $  9,459,393       $ 6,432,547
                                                 ============       ===========

      Depreciation charged against operations was $421,221 and $365,041 for 1996 and 1995, respectively.

                           CNB, INC. AND SUBSIDIARY

NOTE 7 - DEPOSITS

      At December 31, 1996, the scheduled maturities of time certificates of deposit are as follows:

                                                                  (In Thousands)
                                                                   ------------
               1997                                                  $ 94,851
               1998                                                    13,074
               1999                                                     4,316
               2000                                                     1,595
               2001 and thereafter                                        675
                                                                     --------
                                                                     $114,511
                                                                     ========

NOTE 8 - REPURCHASE AGREEMENTS

      The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1996 was approximately $520,000. Interest expense was $25,023, resulting in an average rate paid of 4.81%. The highest amount outstanding during 1996 was $5,035,000. There were no agreements of this nature at any time during 1995.

NOTE 9 - NOTES PAYABLE

      The Company is indebted under the following notes payable:

                                                            December 31,
                                                        1996            1995
                                                     ----------      ----------
      Notes payable, collateralized by all
        issued and outstanding common stock of
        the Bank, at prime less .50%, interest
        only payable monthly until September
        1997, then principal and interest
        payable monthly over a seven year period.    $2,650,000      $  950,000
                                                     ==========      ==========

      The note agreement contains certain restrictions on the Company and the Bank including: maintaining a correspondent relationship; ability to borrow additional funds; the minimum level of capitalization; return on assets; and the maximum level of nonperforming assets.

      Principal payments required under the note at December 31, 1996 are as follows:

               1997                                                  $   96,367
               1998                                                     304,447
               1999                                                     328,898
               2000                                                     355,313
               2001                                                     383,849
               Thereafter                                             1,181,126

 The Company has voluntarily accelerated principal payments in both 1996 and 1995. It is management's intention to continue accelerated liquidation of this note.

                           CNB, INC. AND SUBSIDIARY

NOTE 10 - MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES

      The Company had issued $274,250 of ten-year $10 Series A Mandatory Convertible Subordinated Debentures (the "Debentures") callable on or after November 1, 1992. Interest on the Debentures was computed at the greater of nine percent or the applicable federal rate under Internal Revenue Code Section 1274. On November 15, 1996, the Company exercised its call option on these debentures, resulting in an early redemption penalty of $8,228.

NOTE 11 - OTHER OPERATING EXPENSES

      Components of other operating expenses that equal or exceed $100,000 in either year are as follows:

                                                          1996            1995
                                                        --------        --------
      Data processing                                   $298,402        $212,789
      Advertising and promotion                          236,695         166,190
      Postage and delivery                               218,681         193,269
      Regulatory fees                                    175,909         302,187
      Amortization of intangible assets                  158,465         150,862
      Supplies                                           133,363          94,103
      Telephone                                          105,111          93,981

      The Company follows the policy of expensing advertising costs as incurred.

      The Company was notified during the third quarter of 1996 of the amount of the FDIC's one-time special assessment based on the Company's Savings Association Insurance Fund (SAIF)-assessable deposits. The assessment, authorized by the Deposit Insurance Funds Act of 1996, applied to all banking institutions with deposits insured by SAIF, and amounted to approximately $327,000 for the Company.

NOTE 12 - INCOME TAXES

      The income tax provision for the years ended December 31, 1996 and 1995 consisted of the following components:

                                 1996                              1995
                  ----------------------------------   ------------------------------
                   Federal      State       Total      Federal    State      Total
                  ----------   --------   ----------   --------  --------  ----------
      Current     $1,229,237   $183,792   $1,413,029   $789,801  $100,000  $  889,801
      Deferred      (149,193)   (16,575)    (165,768)   111,719    12,410     124,129
                  ----------   --------   ----------   --------  --------  ----------
        Total     $1,080,344   $167,217   $1,247,261   $901,520  $112,410  $1,013,930
                  ==========   ========   ==========   ========  ========  ==========

                           CNB, INC. AND SUBSIDIARY

NOTE 12 - INCOME TAXES (CONTINUED)

      Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                              December 31,
                                                        -----------------------
                                                          1996          1995
                                                        ---------     ---------
      Deferred tax liabilities:

         Basis difference of property and equipment     $ 505,255     $ 510,458
         Unearned loan fees                                27,288        84,548
         Unrealized gain on securities available
           for sale                                        39,172          --
                                                        ---------     ---------
                                                          571,715       595,006
                                                        ---------     ---------
      Deferred tax assets:

         Loan loss provisions                             387,881       220,426
         Unrealized loss on securities available
           for sale                                          --           7,868
         Net operating loss carryover of acquiree          27,138        87,338
         Intangible assets                                 58,945        21,017
         Reserve for possible OREO losses                  19,122          --
         Other items                                       23,354        10,980
                                                        ---------     ---------
                                                          516,440       347,629
                                                        ---------     ---------
           NET DEFERRED TAX ASSET (LIABILITY)           $ (55,275)    $(247,377)
                                                        =========     =========

      The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows:

                                                               1996       1995
                                                               ----       ----
      Statutory rates                                          34.0%      34.0%
      Increase (decrease) resulting from:
        Effect of tax-exempt income                            (2.4)      (2.4)
        State income taxes - net                                3.1        2.6
        Nondeductible expenses                                   .3        1.3
                                                               ----       ----
                                                               35.0%      35.5%
                                                               ====       ====

      The Company and the Bank have entered into a tax-sharing agreement under which intercompany settlements of taxes currently due are made on an "as though separate" basis.

                           CNB, INC. AND SUBSIDIARY

NOTE 13 - LOANS TO RELATED PARTIES

      Certain officers and directors, and companies in which they held a 10 percent or more beneficial ownership, were indebted (or, in some cases, guaranteed loans) to the Bank as follows:

                                                     1996               1995
                                                  -----------       -----------
      Balance January 1                           $ 1,811,794       $ 1,955,014
      New loans and advances                        2,904,192         2,025,274
      Repayments (excluding renewals)              (2,683,258)       (2,168,494)
                                                  -----------       -----------
      Balance December 31                         $ 2,032,728       $ 1,811,794
                                                  ===========       ===========

      The loans summarized above were made in the normal course of business at prevailing interest rates and terms.

NOTE 14 - DIVIDEND RESTRICTIONS

      The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 1996, the Bank had approximately $2,166,000 of retained earnings available for dividend to the Company without being required to seek special regulatory approvals.

NOTE 15 - STOCK OPTIONS

      The Company's President and several key officers have been granted incentive stock options to purchase the Company's common stock. Generally, the options become exercisable 20% in each year following the year of grant, and expire ten years after the date they first become exercisable. For all options granted thus far, the grant price is equal to the deemed fair value of a share of stock as of the date of grant (generally the book value).

      Options to purchase 64,908 shares have been granted to the Company's officers as of December 31, 1996. Of this total, 47,790 options are currently exercisable, all of which are at prices less than the December 31, 1996 book value of the Company's stock. None of the options granted has been exercised.

      Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company is not required to recognize or disclose any compensation costs that might be associated with these options, since no options were granted in 1996 or 1995. Exercise prices for the 64,908 options outstanding at both December 31, 1996 and 1995 range from $6.11 to $10.40. The weighted average price is $7.72, and the remaining contractual life is 7.7 years.

                           CNB, INC. AND SUBSIDIARY

NOTE 16 - REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized". If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized". Management believes that as of December 31, 1996 and 1995, the Bank meets and exceeds all capital adequacy requirements to which it is subject.

      As of December 31, 1996, the most recent notification from the Bank's regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table which follows. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                       Minimum to Remain
                                                   Actual              Well Capitalized
                                          ----------------------    ----------------------
                                            Amount        Ratio       Amount        Ratio
                                          -----------    -------    -----------    -------
                                          (Thousands)               (Thousands)
      As of December 31, 1996:
        Total Capital
          (to Risk Weighted Assets):
            Consolidated                    $19,267       13.6%       $14,189       10.0%
            Subsidiary Bank                 $21,538       15.2%       $14,183       10.0%
        Tier I Capital
          (to Risk Weighted Assets):
            Consolidated                    $17,871       12.6%       $ 8,514        6.0%
            Subsidiary Bank                 $20,142       14.2%       $ 8,510        6.0%
        Tier I Capital
          (to Average Assets):
            Consolidated                    $17,871        7.3%       $12,320        5.0%
            Subsidiary Bank                 $20,142        8.2%       $12,319        5.0%

                            CNB, INC. AND SUBSIDIARY

NOTE 16 - REGULATORY MATTERS (CONTINUED)

                                                                      Minimum to Remain
                                                   Actual              Well Capitalized
                                          ----------------------    ----------------------
                                            Amount        Ratio       Amount        Ratio
                                          -----------    -------    -----------    -------
                                          (Thousands)               (Thousands)
      As of December 31, 1995:
       Total Capital
         (to Risk Weighted Assets):
           Consolidated                     $15,059       14.9%       $10,114       10.0%
           Subsidiary Bank                  $15,714       15.5%       $10,112       10.0%
       Tier I Capital
         (to Risk Weighted Assets):
           Consolidated                     $13,839       13.7%       $ 6,068        6.0%
           Subsidiary Bank                  $14,768       14.6%       $ 6,067        6.0%
       Tier I Capital
         (to Average Assets):
           Consolidated                     $13,839        7.9%       $ 8,790        5.0%
           Subsidiary Bank                  $14,768        8.9%       $ 8,306        5.0%

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

            Commitments to extend credit, which amount to $12,355,074 and $10,029,608 at December 31, 1996 and 1995, respectively, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many commitments are expected to expire without being funded, committed amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted.

                            CNB, INC. AND SUBSIDIARY

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Financial Instruments With Off-Balance-Sheet Risk (Continued)

            Stand-by letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. The decision whether to guarantee such performance and the extent of collateral requirements are made considering the same factors as are considered in credit extension. The Company had $232,000 and $598,000 outstanding on stand-by letters of credit at December 31, 1996 and 1995, respectively.

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

      Use of Estimates in Preparation of Consolidated Financial Statements

            The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. For the Company, such estimates significantly affect the amount at which the allowance for loan losses is carried, the amount of the deferred tax assets that are dependent upon future taxable income and the likelihood and timing of realization of such assets, the factors and amounts entering into the estimate of fair value of financial instruments disclosed in
            Note 18, and other accounts. All such estimates relate to unsettled transactions and events as of the date of the financial statements and, accordingly, upon settlement it is likely that actual amounts will differ from currently estimated amounts.

      Federal Reserve Requirement

            The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 1996 was approximately $2.4 million.

                           CNB, INC. AND SUBSIDIARY

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The table which follows shows the estimated fair value and the related carrying amounts of the Company's financial instruments at December 31, 1996.

      For purposes of this disclosure, the estimated fair value for cash and cash equivalents is considered to approximate their carrying amounts. The estimated fair value for securities is based on quoted market values for the individual or equivalent securities. The estimated fair value for loans is based on interest rates the Company would have charged borrowers at December 31, 1996 for similar loans, maturities and terms.

      The estimated fair value for demand and savings deposits is based on their carrying amount. The estimated fair value for time deposits is based on rates the Company offered at December 31, 1996 for deposits of similar remaining maturities. The estimated fair value for other financial instruments and off-balance-sheet loan commitments are considered to approximate carrying amount at December 31, 1996. Assets and liabilities of the Company that are not defined as financial instruments, such as premises and equipment, are excluded from these disclosures.

                                                Carrying       Estimated
                                                 Amount        Fair Value
                                                --------        --------
                                                     (In Thousands)
      Financial Assets
        Cash and cash equivalents               $ 22,880        $ 22,880
        Securities available for sale             60,761          60,866
        Securities held to maturity               10,009           9,722
        Net loans                                147,428         147,605

      Financial Liabilities
        Demand and Savings Deposits              112,313         112,313
        Time Deposits                            114,511         114,494
        Repurchase agreements                      3,766           3,766
        Notes payable                              2,650           2,650

      Non-financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, customer goodwill, and similar items.

      While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 1996, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1996 should not necessarily be considered to apply at subsequent dates.

                           CNB, INC. AND SUBSIDIARY

NOTE 19 - CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                                                            December 31,
                                                        1996           1995
                                                    ------------   ------------
Balance Sheets

         ASSETS

   Cash and cash equivalents                        $    344,689   $    317,620
   Investment in CNB National Bank                    21,795,997     15,653,382
   Other assets                                          202,647         31,105
                                                    ------------   ------------
         TOTAL ASSETS                               $ 22,343,333   $ 16,002,107
                                                    ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

   LIABILITIES

     Notes payable                                  $  2,650,000   $    950,000
     Other liabilities                                    24,500         23,961
                                                    ------------   ------------
         Total Liabilities                             2,674,500        973,961
                                                    ------------   ------------
   MANDATORY CONVERTIBLE SUBORDINATED DEBENTURES            --          274,250
                                                    ------------   ------------
   SHAREHOLDERS' EQUITY
     Common stock                                         19,379         16,397
     Additional paid-in capital                       12,682,601      9,784,369
     Retained earnings                                 6,901,006      4,966,357
     Unrealized gain (loss) on securities                 65,847        (13,227)
                                                    ------------   ------------
         Total Shareholders' Equity                   19,668,833     14,753,896
                                                    ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                                   $ 22,343,333   $ 16,002,107
                                                    ============   ============
 Statements of Operations

   Equity in undistributed Bank earnings            $    492,150   $    625,904
   Dividend income                                     1,913,114      1,315,266
   Interest income                                        27,452         12,088
   Non-interest income                                       408         16,594
   Interest expense                                     (132,506)      (161,467)
   Non-interest expense                                  (42,058)       (26,568)
   Income tax benefits                                    54,721         59,439
                                                    ------------   ------------
         Net income                                 $  2,313,281   $  1,841,256
                                                    ============   ============

                           CNB, INC. AND SUBSIDIARY

NOTE 19 - CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY) (CONTINUED)

                                                        Year Ended December 31,
                                                         1996          1995
                                                      -----------   -----------
Statements of Cash Flows

  OPERATING ACTIVITIES
   Net income                                         $ 2,313,281   $ 1,841,256
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Undistributed earnings of subsidiary                (492,150)     (625,904)
   Changes in year-end balances of:
     Other assets                                        (171,542)       29,052
     Other liabilities                                        539        15,765
                                                      -----------   -----------
      Net Cash Provided By Operating Activities         1,650,128     1,260,169
                                                      -----------   -----------

  INVESTING ACTIVITIES
   Cash received in acquisition                             4,190          --
   Cash used in acquisition                            (2,674,367)         --
                                                      -----------   -----------
      Net Cash Used In Investing Activities            (2,670,177)         --
                                                      -----------   -----------

  FINANCING ACTIVITIES
   New borrowings under notes payable                   2,650,000          --
   Payments on notes payable                             (950,000)     (750,000)
   Redemption of convertible subordinated
     debentures                                          (274,250)         --
   Cash dividends                                        (378,632)     (295,151)
                                                      -----------   -----------
      Net Cash Provided By (Used In)
        Investing Activities                            1,047,118    (1,045,151)
                                                      -----------   -----------

      Net Increase in Cash and Cash Equivalents            27,069       215,018

      Cash and Cash Equivalents:
        Beginning of Year                                 317,620       102,602
                                                      -----------   -----------

        End of Year                                   $   344,689   $   317,620
                                                      ===========   ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Neither the Registrant nor the Bank has changed its accountants during the two (2) most recent fiscal years nor had any disagreement with their accountants with respect to accounting or financial disclosures.



                                PART III

Except for the information relating to the Company's sole executive officer and its key employees, the material required by items 9 through 12 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E of Form 10-KSB. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 1997.

K. C. Trowell          58     Mr. Trowell, Chairman, President and Chief
                              Executive Officer of the Company and the Bank was elected to the Board of Directors in 1987 and serves as Chairman of the Executive Committee. Mr.
                              Trowell also serves on the Investment, Marketing and Compensation Committees. Although Mr. Trowell serves on the Compensation Committee, he abstains from voting on decisions which involve his own compensation. He has served as the Chairman and Chief Executive Officer of the Company since its inception in 1987. Mr. Trowell is a Lake City,
                              Florida, native and has been actively involved in commercial banking management in North Florida for over twenty-five years. He has also held management positions with NationsBank of Lake City
                              (and its predecessors), American Bank of Jacksonville, and Barnett Banks, Inc. He presently serves as Chairman of the Board of Trustees of Florida Bankers Insurance Trust. He is a past director of Community Bankers of Florida, past director of the Columbia County Committee of 100, past director of North Central Florida Areawide
                              Development Company, and a former board member and chairman of Lake City Medical Center and Columbia
                              County Industrial Development Authority.

Joyce A. Bruner        44     Ms. Bruner has served, since the opening of the
                              Bank in 1986, as Vice President, Cashier, Senior
                              Operations Officer and, most recently, Senior Vice
                              President and Senior Administrative Officer. She also serves as Secretary of the Company. Prior to joining the Bank during its organizational phase, Ms. Bruner served as Operations Officer for
                              NationsBank of Lake City (and its predecessors) for a period of three years where she had responsibility for branch operations.

Martha S. Williams     46     Ms. Williams has served as Vice President and
                              Cashier of the Bank since 1991. From 1988 through
                              1991, Ms. Williams was Cashier for Citizens Bank of Live Oak, which merged into the Bank in November 1992. From 1986 to 1988, Ms. Williams served as Assistant Cashier for the Bank and prior to 1986 held management positions with NationsBank of Live Oak (and its predecessors). Ms. Williams is a life-long resident of the Live Oak, Florida, area where she is a member of the Altrusa Club and the Chamber of Commerce. In addition, Ms. Williams volunteers for Hospice of North Florida.

Robert W. Woodard      47     Mr. Woodard has served as Senior Vice President
                              and Commercial Banking Manager of the Bank since
                              July, 1993. Prior to his employment by the Bank in August, 1992, he held positions with Barnett Bank of North Central Florida and Sun Bank. Mr. Woodard is currently Treasurer of the Lake City Rotary
                              Club, Director of the United Way of Suwannee
                              Valley, and is a member of the Chamber of Commerce, City of Lake City Planning and Zoning
                              Board and the Columbia County Industrial
                              Development Authority.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits.

            3(i) Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8,1994).

            3(ii) By-laws (Incorporated by reference to Exhibit 3.4 to the
                  Company's Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8, 1994).

            9     Voting Trust Agreement dated December 31, 1996.

           10     Employment Agreement Amendment of November 15, 1995, among K.
                  C. Trowell, the Company and the Bank. (Original agreement dated August 3, 1987, as amended, is incorporated by reference to Exhibit 10 to the Company's Form 10-KSB/A as filed December 31, 1995).

           21     Subsidiaries of the Registrant.

           27     Financial Data Schedule.

Reports on Form 8-K.  No report on Form 8-K was filed by the Registrant during the quarter ended December 31, 1996.

                            S I G N A T U R E S

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CNB, INC.
                                           ----------------------------
                                                  (Registrant)


                               By:         /s/ K. C. Trowell
                                           ----------------------------
                                           K. C. Trowell
                                           President, Principal Executive
                                           Officer, and Chief Financial Officer

                               Date:       March 19 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature                     Title                   Date
               ---------                     -----                   ----


     /s/ Audrey S. Bullard                  Director            March 19, 1997
     ----------------------------
     Audrey S. Bullard


     /s/ Seymour Chotiner                   Director            March 19, 1997
     ----------------------------
     Seymour Chotiner


     /s/ Marvin H. Pritchett                Director            March 19, 1997
     ----------------------------
     Marvin H. Pritchett


     /s/ Helen B. Real                      Director            March 19, 1997
     ----------------------------
     Helen B. Real


     /s/ T. Allison Scott                   Director            March 19, 1997
     ----------------------------
     T. Allison Scott


     /s/ William J. Streicher               Director            March 19, 1997
     ----------------------------
     William J. Streicher


     /s/ K. C. Trowell                      Director            March 19, 1997
     ----------------------------
     K. C. Trowell


     /s/ Martha S. Williams                 Vice President,     March 19, 1997
     ----------------------------           Cashier
     Martha S. Williams

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------


                                   FORM 10-KSB
                                  ANNUAL REPORT


                                ----------------


                         SUBSIDIARIES OF THE REGISTRANT


                                ----------------


                                    CNB, Inc.


                                ----------------