Form 10QSB
period 1997-03-31
CNB INC /FL
filed 1997-05-14
CIK 852618

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended March 31, 1997
                                        ---------------

                              OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from      to
                                       -----    ------

                 Commission File No. 0-25988
                          CNB, Inc.
                          ----------
               (Name of Small Business Issuer)

         FLORIDA                               59-2958616
 ----------------------------                -------------------
 (State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)           Identification No.)

Post Office Box 3239
201 North Marion Street
Lake City, Florida                             32056
------------------------                     ------------
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

    The number of shares of the registrant's common stock outstanding as of April 30, 1997 was 1,937,905 shares, $0.01 par value per share.

                            CNB, INC.
                   FINANCIAL REPORT ON FORM 10-Q


                       TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION
       Item 1. Financial Statements
                         Consolidated Balance Sheets (Unaudited)....................................................3
                         Consolidated Statements of Income (Unaudited)..............................................4
                         Consolidated Statements of Shareholders' Equity (Unaudited)................................5
                         Consolidated Statement of Cash Flows (Unaudited)...........................................6
                         Notes to Consolidated Financial Statements (Unaudited).....................................7

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         Selected Financial Data....................................................................8
                         Overview...................................................................................9
                         Results of Operations......................................................................9
                         Earning Assets............................................................................13
                         Funding Sources...........................................................................17
                         Interest Rate Sensitivity / Liquidity.....................................................17
                         Capital Ratios............................................................................19

PART II-OTHER INFORMATION
        Item 4. Submission of Matters to a Vote of Security Holders................................................20


PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

                       CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                                                MARCH 31,
        ASSETS                                                     1997
                                                                ----------

Cash and due from banks....................................   $   12,962
Federal funds sold.........................................        3,800
Interest bearing deposits in other banks...................           99
                                                                ---------

    Total Cash and Cash Equivalents........................       16,861
Securities available for sale..............................       64,808
Securities held to maturity................................        9,593
Loans:
  Commercial, Financial & Agricultural.....................       67,488
  Real Estate--Construction................................        3,884
  Real Estate--Mortgage....................................       60,830
  Installment & Consumer Lines.............................       18,996
                                                               ----------

    Total Loans, net of unearned discount..................      151,198
Less: Allowance for Loan Losses............................       (1,489)
                                                               ----------
  Net Loans................................................      149,709

Premises and equipment, net................................        9,605
Other assets...............................................        4,859
                                                               ----------

    TOTAL ASSETS...........................................   $  255,435
                                                               ----------
                                                               ----------

LIABILITIES
  Deposits:
    Non-interest bearing demand............................   $   31,773
    Savings, Time & Demand.................................      170,815
    Time, $100,000 & over..................................       23,774
                                                               ----------

      Total Deposits.......................................      226,362

Securities sold under repurchase agreements.................       4,676
Notes payable...............................................       2,350
Other liabilities...........................................       2,029
                                                               ----------

      Total Liabilities.....................................     235,417
                                                               ----------

SHAREHOLDERS' EQUITY
Common stock:
  $.01 par value, 10,000,000 shares authorized;
  1,937,905 shares issued and outstanding....................        19
Additional paid-in capital...................................    12,683
Retained earnings............................................     7,526
Net unrealized gain (loss) on securities available for sale..      (210)
                                                               ----------

    Total Shareholders' Equity...............................    20,018
                                                               ----------
       TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY................................................$  255,435
                                                               ----------
                                                               ----------

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                             1997         1996
                                                                         ------------  ----------

Interest Income
 Interest and fees on loans..........................................  $    3,496     $    2,464
 Interest on securities held to maturity..............................        132            179
 Interest on securities available for sale............................        883            569
 Interest on federal funds sold.......................................        176             92
 Interest on interest bearing deposits................................          2              6
                                                                       ------------    ----------
  Total Interest Income...............................................      4,689          3,310

Interest Expense
 Interest on deposits.................................................      1,948          1,465
 Interest on notes payable............................................         50             26
 Interest on short-term borrowings....................................         50             --
                                                                       ----------      ---------
  Total Interest Expense                                                    2,048          1,491
                                                                       ------------    ----------
     Net Interest Income..............................................      2,641          1,819

Provision for Loan Loss..............................................           130          115
                                                                       ------------    ----------
Net Interest Income After Loan Loss Provision........................         2,511        1,704

Non-interest Income
 Service charges.....................................................           413          290
 Other fees and charges..............................................           142          136
                                                                       ------------   ----------
  Total Non-Interest Income..........................................           555          426
                                                                       ------------   ----------
Non-interest Expense
 Salaries and employee benefits......................................           981          682
 Occupancy and equipment expenses....................................           330          206
 Other operating expenses............................................           616          425
                                                                       ------------   ----------
  Total Non-interest Expense.........................................         1,927        1,313
                                                                       ------------   ----------
Income Before Income Taxes...........................................         1,139         817
  Income Taxes.......................................................           398         286
                                                                       ------------   ----------
NET INCOME...........................................................  $        741  $      531
                                                                       ------------   ----------
                                                                       ------------   ----------
Earnings Per Share:
  NET INCOME PER COMMON SHARE........................................  $       0.38  $     0.32
                                                                       ------------   ----------
                                                                       ------------   ----------

  Weighted average common shares outstanding.........................     1,937,905   1,639,733
                                                                        ------------  ----------
                                                                        ------------  ----------

                            CNB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                          ADDITIONAL                    TOTAL
                                                             COMMON        PAID-IN       RETAINED   SHAREHOLDERS'
                                                              STOCK        CAPITAL       EARNINGS      EQUITY
                                                            ---------  ----------------  ---------  -------------
                                                                                 (thousands)
 BALANCE, DECEMBER 31, 1995.............................. $      16     $      9,784     $   4,967   $    14,754

Net Income for Three Months
 Ended March 31, 1996....................................        --               --           531           531

Cash Dividends...........................................        --               --           (82)          (82)

Change in Unrealized Loss on Securities Available for
 Sale, net of taxes......................................        --               --            --           (31)
                                                            ---------  ----------------  ---------  -------------

BALANCE, MARCH 31, 1996.................................. $      16     $      9,784     $   5,416   $    15,172
                                                            ---------  ----------------  ---------  -------------
                                                            ---------  ----------------  ---------  -------------

BALANCE, DECEMBER 31, 1996............................... $      19     $     12,683     $   6,901   $    19,669

Net income for the Three Months
Ended March 31, 1997.....................................        --               --           741           741

Cash Dividends...........................................        --               --          (116)         (116)

Change in Unrealized Loss on Securities Available for
 Sale, net of taxes......................................        --               --            --          (276)
                                                            ---------  ----------------  ---------  -------------

BALANCE, MARCH 31, 1997.................................. $      19     $     12,683     $   7,526   $    20,018
                                                            ---------  ----------------  ---------  -------------
                                                            ---------  ----------------  ---------  -------------

                            CNB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                              1997        1996
                                                                                           -----------  ---------
OPERATING ACTIVITIES
Net income...............................................................................      $  741    $    531
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization..........................................................         196         126
  Provision for loan loss................................................................         130         115
  Security amortization--net.............................................................          45          68
  Changes in period-end balances of:
    Other Assets.........................................................................        (440)        101
    Other Liabilities....................................................................          (6)         73
                                                                                              -----------  ---------

    Net Cash Provided By Operating Activities............................................         666       1,014
                                                                                              -----------  ---------
INVESTING ACTIVITIES
Purchases of securities available for sale...............................................       (6,759)       (37)
Securities available for sale called by issuer...........................................        2,000      2,500
Maturities of securities held to maturity -..............................................      --
Mortgage Backed Securities--Principal Payments...........................................          747      1,984
Net increase in loans....................................................................       (2,411)    (2,741)
Net increase in premises and equipment...................................................         (294)       (65)
                                                                                            -----------  ---------
    Net Cash Provided By (Used In) Investing Activities..................................       (6,717)     1,641
                                                                                            -----------  ---------
FINANCING ACTIVITIES
Net increase in deposits.................................................................         (462)     4,820
Securities sold under repurchase agreements..............................................          910         --
Repayment of note payable................................................................         (300)      (300)
Cash dividend(s).........................................................................         (116)       (82)
                                                                                            -----------   ---------
    Net Cash Provided By Financing Activities............................................           32      4,438
                                                                                            -----------   ---------
    Net Increase (Decrease) in Cash and Cash Equivalents.................................       (6,019)     7,093

Beginning Balance........................................................................       22,880     12,972
                                                                                            -----------   ---------
Cash and Cash Equivalents at End of Period...............................................  $    16,861  $  20,065
                                                                                            -----------   ---------
                                                                                            -----------   ---------
SUPPLEMENTAL DISCLOSURES:
    Interest Paid........................................................................  $     2,088  $   1,613
                                                                                            -----------   ---------
                                                                                            -----------   ---------
    Taxes Paid...........................................................................  $       100  $       3
                                                                                            -----------   ---------
                                                                                            -----------   ---------

                      CNB, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1997
                          (Unaudited)
NOTE 1. CONSOLIDATION

    The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 3. RIHERD ACQUISITION

    The financial statements and tables for March 31, 1997 include the results of the Riherd merger which was completed in the third quarter of 1996, whereas they were not included in results for the period ending March 31, 1996. The acquired institution had total assets of $48.0 million, deposits of $43.4 million, loans of $24.7 million, and shareholders' equity of $4.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    The following tables and discussion set forth certain selected financial information and should be read in conjunction with the consolidated financial statements (unaudited) of the Company and the Bank included in "Item 1. Financial Statements". The Company has no foreign operations;
accordingly, there are no assets or liabilities attributable to foreign operations.


                       SELECTED FINANCIAL DATA

                                                                                     MARCH 31,

                                                                                  1997        1996        CHANGE%
                                                                               ----------  ----------  -------------
DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total Interest Income........................................................  $    4,689   $   3,310           42%
Total Interest Expense.......................................................      (2,048)     (1,491)          37
                                                                                                                ---
                                                                               ----------  ---------
 Net Interest Income.........................................................       2,641       1,819           45

Loan Loss Provision..........................................................        (130)       (115)          13
                                                                                                                --
                                                                               ----------  ----------
 Net Interest Income After Provision for Loan Losses..........................      2,511       1,704           47
Non-Interest Income..........................................................         555         426           30
Non-Interest Expense.........................................................      (1,927)     (1,313)          47
                                                                                                                --
                                                                               ----------  ----------
Income Before Taxes..........................................................       1,139         817           39
Income Taxes.................................................................        (398)       (286)          39
                                                                                                                --
                                                                               ----------  ----------
Net Income...................................................................  $      741  $      531           40%
                                                                                                                --
                                                                                                                --
                                                                               ----------  ----------
                                                                               ----------  ----------
PER COMMON SHARE:
Net Income Per Common Share..................................................  $     0.38  $     0.32           19%
Book Value...................................................................       10.33        9.25           12
Dividends....................................................................        0.06        0.05           20
Shares Outstanding...........................................................   1,937,905   1,639,733           18
Weighted Average Shares Outstanding..........................................   1,937,905   1,639,733           18

KEY RATIOS:
Return on Average Assets.....................................................        1.17%       1.20%          (3)%
Return on Average Shareholders' Equity.......................................       15.08       14.17            6
Dividend Payout-computed on a per share basis................................       15.79       15.63            1
Overhead Ratio...............................................................       62.83       61.66            2
Total Risk-Based Capital Ratio...............................................       14.17       14.88           (5)
Average Shareholders' Equity to Assets.......................................        7.78        8.46           (8)
Tier 1 Leverage..............................................................        7.28        8.07          (10)

FINANCIAL CONDITION AT PERIOD-END:
Assets.......................................................................  $  255,435  $  181,744           41%
Total Loans, net of unearned discount........................................     151,198     104,957           44
Total Deposits...............................................................     226,362     163,823           38
Common Shareholders' Equity..................................................      20,018      15,172           32

OVERVIEW

    Total assets increased during the first quarter of 1997 to $255.4 million or 40.5% compared to $181.7 million for the comparable period in 1996. Approximately $48.0 million of the growth was the result of the Riherd acquisition. In addition to the acquired assets, the Company experienced $25.7 million or 14.1% growth from the core Bank during the period. Shareholders' equity increased to $20.0 million or 31.9% in 1997 compared to $15.2 million in 1996 with $2.9 million attributable to the acquisition and the remaining $1.9 million from retained earnings. Outstanding shares on Common Stock for the first quarter of 1997 increased by 298,172 or 18.2%, all of which was directly attributable to the Riherd merger. During the quarter the Bank begun construction on a new branch located on US 90 West, near I-75, in Lake City. This will be the Bank's eleventh branch location and is expected to open in the third quarter of 1997.


    Earnings for the quarter ended March 31, 1997 increased by 39.5% to $741,000 from $531,000 for the same quarter in 1996. This resulted in earnings per share increasing to $0.38 per share or 18.8% from $0.32 per share in the comparable 1996 quarter. Return on average equity increased to 15.08% in 1997 from 14.17% in 1996. Return on average assets declined slightly to 1.17% from 1.20% for the comparable quarters.

    Allowance for loan losses was increased to $1.5 million or .98% of total loans outstanding from $.9 million or 88% on March 31, 1996.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income, the primary source of revenue for the Bank, was $2.6 million for the first quarter of 1997, an increase of $822,000, or 45.2%, from the first quarter of 1996. This increase was substantially the result of the overall asset growth during the past year. Contributing less significantly was an improvement in net interest margins to 4.59% in 1997 from 4.49% in 1996. Interest margins improved primarily because of a modest increase in security yields coupled with a decrease in interest bearing liabilities cost to 4.12% for the first quarter of 1997, compared to 4.26% for the same 1996 period. Also contributing was an increase of non-interest bearing deposits as a percentage of total deposits increasing to 13.8% from 12.6% in the comparative quarters. Table 1: "Average Balances - Yields and Rates", below, provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 1997 and 1996.

    Table 1: Average Balances--Yields and Rates
                   (Unaudited)

                                                                MARCH 31, 1997                       MARCH 31, 1996
                                                       ---------------------------------  ------------------------------------
                                                                    INTEREST                           INTEREST
                                                        AVERAGE    INCOME OR    AVERAGE    AVERAGE     INCOME OR     AVERAGE
                                                        BALANCE     EXPENSE      RATE      BALANCE      EXPENSE       RATE
                                                       ----------  ----------  ---------  ----------  -----------  -----------

                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
 Federal Funds Sold..................................  $   13,853  $      176       5.15% $    6,913   $      92         5.35%
 Securities Available for Sale.......................      59,343         883       6.03      38,501         569         5.94
 Securities Held to Maturity.........................       9,830         132       5.45      13,100         179         5.50
 Loans, net unearned (1).............................     149,960       3,496       9.45     103,845       2,464         9.54
 Interest Bearing Deposits...........................         143           2       5.68         421           6         5.73
                                                       ----------  ----------  ---------  ----------  -----------         ---
TOTAL EARNING ASSETS.................................     233,129       4,689       8.16     162,780       3,310         8.18
 All Other Assets....................................      23,052                             15,390
                                                       ----------                         ----------
TOTAL ASSETS.........................................  $  256,181                         $  178,170
                                                       ----------                         ----------
                                                       ----------                         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
 NOW & Money Markets.................................  $   64,200  $      385       2.43% $   43,427   $     282         2.62%
 Savings.............................................      15,038          72       1.94      12,526          66         2.11
 Time Deposits.......................................     115,426       1,491       5.24      83,934       1,117         5.35
Short Term Borrowings................................       4,169          50       4.86      --          --           --
Notes Payable & Debentures...........................       2,550          50       7.95       1,024          26        10.15
                                                       ----------     -------    -------   ---------    --------      -------
TOTAL INTEREST BEARING LIABILITIES...................     201,383       2,048       4.12     140,911       1,491         4.26
Demand Deposits......................................      32,369                             20,230
Other Liabilities....................................       2,491                              1,954
Shareholders' Equity.................................      19,938                             15,075
                                                       ----------                         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........  $  256,181                         $  178,170
                                                       ----------                         ----------
                                                       ----------              ---------  ----------                     ----
INTEREST SPREAD (2)..................................                               4.04%                                3.92%
                                                                               ---------                                 ----
                                                                   ----------  ---------             -----------         ----
NET INTEREST INCOME..................................              $    2,641                          $   1,819
                                                                   ----------                        -----------
                                                                   ----------                        -----------
NET INTEREST MARGIN (3)..............................                               4.59%                                4.49%
                                                                               ---------                                  ---
                                                                               ---------                                  ---

------------------------

(1) Interest income on average loans includes loan fee recognition of $150,000 and $85,000 in 1997 and 1996 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

    Table 1a: Analysis of Changes in Interest Income and Expense
                             (Unaudited)

                                                                      NET CHANGE MARCH 31,               NET CHANGE MARCH 31,
                                                                   1996-1997 ATTRIBUTABLE TO:         1995-1996 ATTRIBUTABLE TO:
                                                             ---------------------------------------  --------------------------
                                                                                             NET
                                                              VOLUME (1)     RATE (2)      CHANGE      VOLUME (1)     RATE (2)
                                                             -------------  -----------  -----------  -------------  -----------

                                                                                         (THOUSANDS)
INTEREST INCOME:
  Federal Funds Sold.......................................    $      90     $      (6)   $      84     $     (11)    $      (5)
  Securities Available for Sale............................          300            14          314           247            74
  Securities Held to Maturity..............................          (45)           (2)         (47)         (353)           (1)
  Loans....................................................        1,064           (32)       1,032           435           (46)
  Interest Bearing Deposits................................           (4)       --               (4)            1             1
                                                                                                                             --
                                                                   -----           ---        -----           ---
    Total..................................................        1,405           (26)       1,379           319            23
                                                                                                                             --
                                                                   -----           ---        -----           ---
INTEREST EXPENSE:
 Deposits:
  NOW & Money Markets......................................          133           (30)         103             1            (1)
  Savings..................................................           12            (6)           6             3           (19)
  Time Deposits............................................          406           (32)         374            67           101
 Short Term Borrowings.....................................           50        --               50        --            --
 Notes Payable & Debentures................................           38           (14)          24           (20)            1
                                                                                                                             --
                                                                   -----           ---        -----           ---
    Total..................................................          639           (82)         557            51            82
                                                                                                                             --
                                                                   -----           ---        -----           ---
      Net Interest Income..................................    $     766        $   56      $   822     $     268       $   (59)
                                                                                                                             --
                                                                                                                             --
                                                                   -----           ---        -----           ---
                                                                   -----           ---        -----           ---


                                                                 NET
                                                               CHANGE
                                                             -----------

INTEREST INCOME:
  Federal Funds Sold.......................................   $     (16)
  Securities Available for Sale............................         321
  Securities Held to Maturity..............................        (354)
  Loans....................................................         389
  Interest Bearing Deposits................................           2

                                                                    ---
    Total..................................................         342

                                                                    ---
INTEREST EXPENSE:
  Deposits:
    NOW & Money Markets....................................      --
    Savings................................................         (16)
    Time Deposits..........................................         168
    Short Term Borrowings..................................      --
    Notes Payable & Debentures.............................         (19)

                                                                    ---
      Total................................................         133

                                                                    ---
        Net Interest Income................................    $    209

                                                                    ---
                                                                    ---

------------------------

(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

PROVISION FOR LOAN LOSS

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The allowance for loan losses increased to $1.5 million or .98% of loans outstanding in 1997 from $.9 million or .88% respectively in 1996. Approximately $.4 million was attributable to the Riherd acquisition. The provision for loan losses increased $15,000, or 13.0%, to $130,000 during the first quarter of 1997 as compared to $115,000 for the comparable period in 1996.

NON-INTEREST INCOME

    Non-Interest income for the quarter ended March 31, 1997 was $555,000, an increase of $129,000 or 30.3% from the first quarter of 1996. The increase is directly a result of asset growth of 40.5% for the comparative periods. Non-interest income as a percentage of average assets was .88% for the first quarter of 1997 compared to .96% for 1996.

NON-INTEREST EXPENSE

    Non-interest expense increased in the first quarter 1997 by 46.7% to $1.9 million compared to $1.3 million for the first quarter of 1996. When analyzing this change, the asset growth during the period of 40.5% should be considered. Non-interest expense as a percentage of average assets for the first quarter of 1997 and 1996 was 3.05% and 2.96%, respectively. Contributing significantly to the increase was an increase in data processing cost of $80,000 or 145.5% from 1996. This increase was the result of the data processing service contract expiring in late 1996 and renewing at present market rates. Another factor contributing to the increased overhead was the start-up cost of the Bank's operation center and new items processing system.

    The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, was 62.8% from 61.6% for the quarter ended March 31, 1997, compared to 1996.

    Table 2: Other Operating Expenses

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                --------------------
                                                                                  1997       1996
                                                                                ---------  ---------

                                                                                    (THOUSANDS)
Data Processing...............................................................  $     135  $      55
Advertising and Promotion.....................................................         77         60
Supplies......................................................................         63         29
Other.........................................................................         63         48
Postage and Delivery..........................................................         52         33
Amortization of Intangible Assets.............................................         51         34
Telephone.....................................................................         39         23
Legal and Professional........................................................         34         19
Courier.......................................................................         33         16
Loan Expenses.................................................................         26         38
Regulatory Fees...............................................................         22         49
Administrative................................................................         21         21
                                                                                ---------  ---------
Total Other Operating Expenses................................................  $     616  $     425
                                                                                ---------  ---------
                                                                                ---------  ---------

INCOME TAXES

    The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated tax rate for 1997 is 35%.

EARNING ASSETS

LOANS

    During the first quarter of 1997, average loans were $150.0 million and were 64.3% of average earning assets, compared to $103.8 million and 63.8% for 1996. Total loans have increased by $46.2 million, or 44.1%, since March 31, 1996. As a result, the Company's loan-to-deposit ratio has climbed to 66.8% at March 31, 1997, compared to 64.1% at the end of the comparable period in 1996. The following table compares the composition of the Company's loan portfolio as of March 31, 1997, to 1996. Management expects this loan portfolio composition to stay approximately the same throughout 1997.

                     Table 3: Loan Portfolio Composition

                                                             MARCH 31,

TYPES OF LOANS                                             1997        1996
                                                        ----------  ----------
                                                              (THOUSANDS)
Commercial, Financial and Agricultural...............  $   67,488  $   49,709
Real Estate--Construction............................       3,884       2,478
Real Estate--Mortgage................................      60,830      36,176
Installment and Consumer Lines.......................      18,996      16,594
                                                       ----------  ----------
Total Loans, Net of Unearned Discount................     151,198     104,957
Less: Allowance for Loan Losses......................       1,489         928
                                                       ----------  ----------
Net Loans............................................  $  149,709  $  104,029
                                                       ----------  ----------
                                                       ----------  ----------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio including unearned discounts of $142,000 on March 31, 1997. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

    Table 4: Maturity Schedule of Selected Loans
                March 31, 1997

                                        0-12        1-5      OVER 5
                                       MONTHS      YEARS      YEARS      TOTAL
                                     ---------  ---------  ---------  ----------
                                                     (THOUSANDS)
All Loans Other Than Construction... $  16,881  $  60,275  $  70,300  $  147,456
Real Estate--Construction...........     3,884     --         --           3,884
                                     ---------  ---------  ---------  ----------
Total..............................  $  20,765  $  60,275  $  70,300  $  151,340
                                     ---------  ---------  ---------  ----------
                                     ---------  ---------  ---------  ----------
Fixed Interest Rate................  $   9,931  $  36,613  $  18,443  $   64,987
Variable Interest Rate.............  $  10,834  $  23,662  $  51,857  $   86,353

LOAN QUALITY. The allowance for loan losses on March 31, 1997, was 0.98% of total loans, compared to 0.88% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 5: Allocation of Allowance for Loan Losses

                                                          MARCH 31,
                                               1997                           1996
                                        -----------------------    ---------------------
                                                     PERCENT OF                    PERCENT OF
                                                    LOANS IN EACH                 LOANS IN EACH
                                                     CATEGORY TO                   CATEGORY TO
                                         AMOUNT      TOTAL LOANS      AMOUNT       TOTAL LOANS
                                        ---------  ---------------    -----------  ------------
                                                          (DOLLARS IN THOUSANDS)
Commercial, Financial and Agricultural..$     929             62%      $     525              57%
Real Estate--Construction...............        4             --               5              --
Real Estate- Mortgage...................      131              9%             71               8%
Consumer................................      425             29%            323              35%
Unallocated.............................   --             --                   4          --
                                        ---------            ---           -----             ---
Total...................................$   1,489            100%      $     928             100%
                                        ---------            ---           -----             ---
                                        ---------            ---           -----             ---

    Total Non-Performing Assets on March 31, 1997 increased $496,000 or 75% to $1.2 million compared to $.7 million on the same date in 1996. Non-performing loans, plus other real estate owned, as a percentage of total assets for March 31, 1997 and 1996 was .45% and .36%, respectively. The increase in non-performing assets is mainly attributable to four loan relationships totalling $.8 million in process of collection. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on March 31, 1997.

                     Table 6: Non-Performing Assets

                                                         MARCH 31,        DECEMBER 31,
                                                      1997       1996          1996
                                                      ----       ----          ----
                                                        (DOLLARS IN THOUSANDS)
Non-Accrual Loans..............................  $     939  $     505     $      87
Past Due Loans 90 Days or
 More and Still Accruing.......................        130        102           229
Other Real Estate Owned........................         88         54            88
                                                 ---------        ---           ---
Total Non-Performing Assets....................  $   1,157  $     661     $     404
                                                 ---------        ---           ---
                                                 ---------        ---           ---
Percent of Total Assets........................       0.45%      0.36%         0.16%

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first three month period of 1997 as compared to 1996.

                       Table 7: Activity in Allowance for Loan Losses

                                                               MARCH 31,
                                                             1997        1996
                                                          ----------  ----------
                                                           (DOLLARS IN THOUSANDS)
Allowance for loan loss balance applicable to:
Balance at Beginning of Year...........................  $    1,396  $      946
Loans Charged-Off:
Commercial, Financial and Agricultural.................      --              56
Real Estate, Construction..............................      --          --
Real Estate, Mortgage..................................      --               1
Consumer...............................................          45          84
                                                           ----------  ----------
Total Loans Charged-Off................................          45         141
Recoveries on Loans Previously Charged-Off:
Commercial, Financial and Agricultural.................      --               2
Real Estate, Construction..............................      --          --
Real Estate, Mortgage..................................      --               1
Consumer...............................................           8           5
                                                           ----------  ----------
Total Loan Recoveries..................................           8           8
                                                           ----------  ----------
Net Loans Charged-Off..................................          37         133
                                                           ----------  ----------
Provision for Loan Losses Charged to Expense...........         130         115
                                                           ----------  ----------
Ending Balance.........................................  $    1,489  $      928
                                                           ----------  ----------
                                                           ----------  ----------
Total Loans Outstanding................................  $  151,198  $  104,957
Average Loans Outstanding..............................  $  149,960  $  103,845
Allowance for Loan Losses to Loans Outstanding.........        0.98%       0.88%
Net Charge-Offs to Average Loans Outstanding...........        0.02%       0.13%

SECURITIES

    When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the company flexibility, and in case an immediate need for liquidity arises. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services.

    The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

                                TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                                                      MARCH 31, 1997

THOUSANDS                                                HELD TO MATURITY (4)        AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------------------------------
                                                               AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED
                                                                  COST      MARKET VALUE      COST       MARKET VALUE
-------------------------------------------------------------  -----------  -------------  -----------  ------------
U.S. Treasury:
 One Year or Less............................................   $  --         $  --         $  11,559    $   11,509
 Over One Through Five Years.................................      --            --            25,424        25,308
                                                               -----------       ------    -----------  ------------
Total U.S. Treasury..........................................      --            --            36,983        36,817

U.S. Government Agencies
and Corporations:
 One Year or Less............................................          92            92           650           649
 Over One Through Five Years.................................       9,501         9,128         9,858         9,738
 Over Five Through Ten Years (4).............................      --            --             6,151         6,099
 Over Ten Years (4)..........................................      --            --             8,452         8,434
                                                               -----------       ------    -----------  ------------
Total U.S. Government Agencies
and Corporations.............................................       9,593         9,220        25,111        24,920

Obligations of State and Political
Subdivisions:
 Over One Through Five Years.................................      --            --               100           102
 Over Five Through Ten Years.................................      --            --               705           737
 Over Ten Years..............................................      --            --               858           850
                                                               -----------       ------    -----------  ------------
Total Obligations of State and
Political Subdivisions.......................................      --            --             1,663         1,689

Other Securities:
 One Year or Less (2)........................................      --            --                22            22
 Over One Through Five Years (2).............................      --            --                77            77
 Over Ten Years (3)..........................................      --            --             1,388         1,382
                                                               -----------       ------    -----------  ------------
Total Other Securities.......................................      --            --             1,487         1,481
                                                               -----------       ------    -----------  ------------
Total Securities.............................................   $   9,593     $   9,220     $  65,244    $   64,907
                                                               -----------       ------    -----------  ------------
                                                               -----------       ------    -----------  ------------

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents Interest-bearing deposits in other banks.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

(4) Includes investments in mortgage-backed securities which are subject to early repayment.

                                    TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                                 MARCH 31, 1997     DECEMBER 31,1996     MARCH 31, 1996
                                                                -----------------  -------------------  -----------------
One Year or Less..............................................           5.03%               4.99%               5.72%
Over One through Five Years...................................           6.06%               6.09%               5.58%
Over Five through Ten Years...................................           6.67%               6.43%               8.07%
Over Ten Years (1)............................................           5.52%               5.71%               7.08%

------------------------

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

FUNDING SOURCES
DEPOSITS

    The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 1997 and 1996.

                              Table 10: Total Deposits

                                                                          MARCH 31,
                                                                       1997            1996
                                                                    ----------      ----------
                                                                          (THOUSANDS)
Non-Interest Bearing:
Demand Checking..............................................  $    31,773          $   21,566
Interest Bearing:
NOW Checking.................................................       37,707              23,997
Money Market Checking........................................       26,731              21,677
Savings......................................................       15,441              13,011
Certificates of Deposit......................................      114,710              83,572
                                                                ----------         -----------
Total Deposits...............................................  $   226,362            $163,823
                                                               -----------         -----------
                                                               -----------         -----------

NOTE PAYABLE

    The Company borrowed $2.7 million in connection with the acquisition of Riherd Bank Holding Company. Total notes outstanding on March 31, 1997 were $2.3 million compared to $.7 million in 1996. During the past year, the Company has continued to voluntarily accelerate principal payments on its note payable. This effort is reflected by the $.3 million decrease in outstanding balance when comparing March 31, 1997 to year end 1996.

REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1997 has been $4.2 million. Interest expense was $50,000. There were no agreements of this nature during the period ended March 31, 1996.

INTEREST RATE SENSITIVITY / LIQUIDITY

    Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as levels and mix of earning assets and interest-bearing liabilities. The impact on net interest income as a result of changes in interest rate and balance sheet mix constitutes the Company's interest rate sensitivity. The interest rate sensitivity position at the end of the first quarter of 1997 is presented in Table 11: "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

    The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At March 31, 1997, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated time frame) of $34.3 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                            Table 11: Rate Sensitivity Analysis
                                         March 31, 1997

                                                          0-3         4-6         7-12        1-5       OVER 5
(DOLLARS IN THOUSANDS)                                   MONTHS      MONTHS      MONTHS      YEARS      YEARS       TOTAL
                                                         ----------  ----------  ----------  ---------  ----------  ---------
INTEREST EARNING ASSETS:
Federal Funds Sold...................................  $    3,800  $   --      $   --      $  --      $   --      $   3,800
Securities Held to Maturity..........................      --          --              92      9,501      --          9,593
Securities Available for Sale (1,2)..................       4,119       4,026      10,810     35,460      10,829     65,244
Loans (3)............................................      49,836      11,508      20,429     51,842      17,725    151,340
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Total Earning Assets.................................      57,755      15,534      31,331     96,803      28,554    229,977
                                                       ----------  ----------  ----------  ---------  ----------  ---------
INTEREST BEARING LIABILITIES:
NOW & Money Market (4)...............................      32,849      --          --         --          31,589     64,438
Savings (4)..........................................       4,632      --          --         --          10,809     15,441
Time Deposits........................................      28,906      24,533      40,945     20,303          23    114,710
Securities Sold Under Repurchase Agreements..........       4,676      --          --         --          --          4,676
Notes Payable & Debentures...........................       2,350      --          --         --          --          2,350
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Total Interest Bearing...............................      73,413      24,533      40,945     20,303      42,421    201,615
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Int. Rate Sens. Gap..................................  $  (15,658) $   (8,999) $   (9,614) $  76,500  $  (13,867) $  28,362
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Cum. Int. Rate Sens. Gap.............................  $  (15,658) $  (24,657) $  (34,271) $  42,229  $   28,362  $  28,362
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Int. Rate Sens. Gap Ratio............................        0.79        0.63        0.77       4.77        0.67       1.14
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Cum. Int. Rate Sens. Gap Ratio.......................        0.79        0.75        0.75       1.27        1.14       1.14
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Ratio of Cumulative Gap to Total Earning Assets:
March 31, 1997.......................................       (6.81)%    (10.72)%    (14.90)%    18.36%      12.33%
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
March 31, 1996.......................................       (2.36)%     (8.51)%     (5.89)%    24.88%      13.34%
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------

------------------------

(1) Includes Interest Bearing Deposits of $99,000.

(2) Includes equity in Federal Home Loan Bank of $764,000 and Federal Reserve Bank of $518,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized gains of $336,000.

(3) Total Loans including Unearned Discount of $142,000

(4) Certain deposit accounts are included in the After Five Years category. If these deposit accounts had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (28.64) for the one year category at March 31, 1997.

    The Bank's interest rate sensitivity, gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve dfinancial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the rate sensitivity analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to an historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor: net interest income.

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $81.0 million and represented 35.7% of average total deposits during the first quarter of 1997, compared to $52.8 million and 33.0% for 1996. Average loans were 66.1% and 64.9% of average deposits for the three month period ended March 31, 1997 and 1996, respectively. As noted in Table 3: "Loan Portfolio Composition", approximately $132.2 million, or 87.4%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 13.7% of the portfolio matures within one year.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 89.5% of total deposits in the first quarter of 1997 and 92.3% in the comparable period in 1996. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

    Table 12: Maturity of Time Deposits of $100,000 or More
                       March 31, 1997

                                                                 AMOUNT
                                                               (THOUSANDS)
                                                               -----------
Three Months or Less.........................................   $   5,746
Three Through Six Months.....................................       5,318
Six Through Twelve Months....................................       8,418
Over Twelve Months...........................................       4,292
                                                               -----------
Total........................................................   $  23,774
                                                               -----------
                                                               -----------

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

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at March 31, 1997 compared to 1996 are as follows:

                           Table 13: Capital Ratios

                                   MARCH 31,      WELL CAPITALIZED   REGULATORY
                                1997      1996       REQUIREMENTS     MINIMUMS
                             ---------  --------  -----------------  -----------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio.......     13.1%     13.7%         6.0%          4.0%
  Total Capital to
   Risk-Weighted Assets......     14.2%     14.9%        10.0%          8.0%
Tier 1 Leverage Ratio........      7.3%      8.1%         5.0%          4.0%

PART II--OTHER INFORMATION

       Item 1.    Legal Proceedings--There are no
                  material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

       Item 2.    Changes in Securities -

       (a)        Not applicable.

       (b)        Not applicable.

       Item 3.    Defaults Upon Senior Securities--Not applicable.

       Item 4. Submission of Matters to a Vote of Security Holders--There were no matters submitted to a vote of security holders during the three months ended March 31, 1997. On April 16,
                  1997, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, C. Lavoye
                  Boggus, Audrey S. Bullard, Seymour Chotiner, Roy C. Dicks,
                  Marvin H. Pritchett, Helen B. Real, Paul M. Riherd, Leonard
                  Schloffman, Jimmie L. Scott, T. Allison Scott, William
                  Streicher and K. C. Trowell) was elected. The total vote consisted of 1,414,262 votes for the election of directors and 240 votes against certain directorship nominees. Of the 1,937,905 total outstanding shares of the Company common stock, there were 1,414,502 shares, or 72.99%, represented at the meeting; 607,224 votes, or 31.33% were made by the Company's solicitation of proxies, and 807,278 votes, or 41.66% were made in person.

     Item 5.      Other Information--Not applicable.

     Item 6.      Exhibits and Reports on Form 8-K -

     (a)          Exhibits
                  None

     (b) Reports on Form 8-K--No reports on Form 8-K were filed by the registrant during the three month period ended March 31, 1997.

                                       20

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CNB, Inc.
                                 ----------------------
                                     (Registrant)

                            By: /s/ K. C. Trowell
                                --------------------------------------------
                                K. C. Trowell
                                President, Principal Executive
                                Officer, and Chief Financial
                                Officer

                            Date: May 12, 1997