Form 10QSB
period 1997-06-30
CNB INC /FL
filed 1997-08-12
CIK 852618

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended June 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from _______ to _______





                          Commission File No. 0-25988

                                    CNB, Inc.
                       ----------------------------------
                         (Name of Small Business Issuer)


         FLORIDA                                  59-2958616
------------------------                      ------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)


Post Office Box 3239
201 North Marion Street
Lake City, Florida                                    32056
------------------------                      ------------------
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

The number of shares of the registrant's common stock outstanding as of July 31, 1997 was 2,422,385 shares, $0.01 par value per share.

                                   CNB, INC.
                        FINANCIAL REPORT ON FORM 10-QSB


                                   TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
      Item 1. Financial Statements
                       Consolidated Balance Sheets (Unaudited).............................3
                       Consolidated Statements of Income (Unaudited).......................4
                       Consolidated Statements of Shareholders' Equity (Unaudited).........6
                       Consolidated Statement of Cash Flows (Unaudited)....................7
                       Notes to Consolidated Financial Statements (Unaudited)..............8

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Selected Financial Data.............................................9
                       Overview...........................................................10
                       Results of Operations..............................................10
                       Earning Assets.....................................................14
                       Funding Sources....................................................18
                       Interest Rate Sensitivity / Liquidity..............................18
                       Capital Ratios.....................................................20

PART II--OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders.........................21

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements


                                     CNB, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                   June 30,
                                                                     1997
                                                                 -------------
                                                                 (In thousands)
      ASSETS
Cash and due from banks........................................   $     9,773
Federal funds sold.............................................         6,750
Interest bearing deposits in other banks.......................           110
                                                                 -------------
   Total Cash and Cash Equivalents.............................        16,633
Securities available for sale..................................        60,037
Securities held to maturity....................................         9,145
Loans:
   Commercial, Financial & Agricultural........................        69,497
   Real Estate--Construction...................................         3,798
   Real Estate--Mortgage.......................................        64,126
   Installment & Consumer Lines................................        18,921
                                                                 -------------
     Total Loans, net of unearned discount.....................       156,342
Less: Allowance for Loan Losses................................        (1,557)
                                                                 -------------
   Net Loans...................................................       154,785

Premises and equipment, net....................................         9,962
Other assets...................................................         4,374
                                                                 -------------
     TOTAL ASSETS..............................................   $   254,936
                                                                 -------------
LIABILITIES
   Deposits:
     Non-interest bearing demand...............................   $    29,305
     Interest Bearing Deposits:
       Savings, Time & Demand..................................       167,094
       Time, $100,000 & over...................................        27,995
         Total Deposits........................................       224,394

   Securities sold under repurchase agreements.................         5,608
   Notes payable...............................................         2,050
   Stock Subscriptions Pending.................................            74
   Other liabilities...........................................         1,971
                                                                 -------------
         Total Liabilities.....................................       234,097
                                                                 -------------
   Mandatory Convertible Subordinated Debentures...............             0

SHAREHOLDERS' EQUITY
Common stock:
   $.01 par value, 10,000,000 shares authorized;
   1,937,905 shares issued and outstanding.....................            19
Additional paid-in capital.....................................        12,683
Retained earnings..............................................         8,089
Net unrealized gain (loss) on securities available for sale....            58
Treasury Stock (at cost).......................................           (10)
                                                                 -------------
   Total Shareholders' Equity..................................        20,839
                                                                 -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................   $   254,936
                                                                 -------------


                          CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                           Six Months Ended June 30,
Interest Income                                                1997           1996
                                                          ---------------  ----------
                                                                   (In thousands)
Interest and fees on loans..............................         $  7,088  $    5,013
  Interest on securities held to maturity...............              264         350
  Interest on securities available for sale.............            1,841       1,086
  Interest on federal funds sold........................              242         216
  Interest on interest bearing deposits.................                4          12
                                                          ---------------  ----------
    Total Interest Income...............................            9,439       6,677


Interest Expense
  Interest on deposits..................................            3,995       2,895
  Interest on notes payable.............................               96          45
  Interest on short-term borrowings.....................              121      --
                                                          ---------------  ----------
    Total Interest Expense..............................            4,212       2,940
                                                          ---------------  ----------
          Net Interest Income...........................            5,227       3,737
Provision for Loan Loss.................................              260         205
                                                          ---------------  ----------
  Net Interest Income After Loan Loss Provision.........            4,967       3,532
Non-interest Income
  Service charges.......................................              832         601
  Other fees and charges................................              221         220
  Gain (loss) on sale of securities.....................        --                (25)
                                                          ---------------  ----------
    Total Non-Interest Income...........................            1,053         796
                                                          ---------------  ----------
Non-interest Expense
  Salaries and employee benefits........................            1,967       1,385
  Occupancy and equipment expenses......................              664         415
  Other operating expenses..............................            1,214         845
                                                          ---------------  ----------
    Total Non-interest Expense..........................            3,845       2,645
                                                          ---------------  ----------
Income Before Income Taxes..............................            2,175       1,683
    Income Taxes........................................              754         591
                                                          ---------------  ----------
NET INCOME..............................................  $         1,421  $    1,092
                                                          ---------------  ----------
                                                          ---------------  ----------
Earnings Per Share:
    NET INCOME PER COMMON SHARE.........................  $    0.73        $     0.66
                                                          ---------------  ----------
                                                          ---------------  ----------
    Weighted average common shares outstanding..........        1,937,905   1,639,733
                                                          ---------------  ----------
                                                          ---------------  ----------

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended June 30,
                                                            1997         1996
                                                      ---------------  ----------
                                                              (In thousands)
INTEREST INCOME
  Interest and fees on loans........................  $         3,592  $    2,549
  Interest on securities held to maturity...........              132         171
  Interest on securities available for sale.........              958         517
  Interest on federal funds sold....................               66         124
  Interest on interest bearing deposits.............                2           6
                                                      ---------------  ----------
    Total Interest Income...........................            4,750       3,367

Interest Expense
  Interest on deposits..............................            2,047       1,430
  Interest on notes payable.........................               46          19
  Interest on short-term borrowings.................               71      --
                                                      ---------------  ----------
    Total Interest Expense..........................            2,164       1,449
                                                      ---------------  ----------
          Net Interest Income.......................            2,586       1,918
Provision for Loan Loss.............................              130          90
                                                      ---------------  ----------
  Net Interest Income After Loan Loss Provision.....            2,456       1,828

Non-interest Income
  Service charges...................................              419         311
  Other fees and charges............................               79          84
  Gain (loss) on sale of securities.................        --                (25)
                                                      ---------------  ----------
    Total Non-Interest Income.......................              498         370
                                                      ---------------  ----------
Non-interest Expense
  Salaries and employee benefits....................              986         703
  Occupancy and equipment expenses..................              334         209
  Other operating expenses..........................              598         420
                                                      ---------------  ----------
    Total Non-interest Expense......................            1,918       1,332
                                                      ---------------  ----------
Income Before Income Taxes..........................            1,036         866
    Income Taxes....................................              356         305
                                                      ---------------  ----------
NET INCOME..........................................  $           680  $      561
                                                      ---------------  ----------
                                                      ---------------  ----------
Earnings Per Share:

    NET INCOME PER COMMON SHARE.....................  $          0.35  $     0.34
                                                      ---------------  ----------
                                                      ---------------  ----------
    Weighted average common shares outstanding......        1,937,905   1,639,733
                                                      ---------------  ----------
                                                      ---------------  ----------

                                    CNB, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (Unaudited)

                                                         Additional                             Total
                                             Common        Paid-in    Retained   Treasury   Shareholders'
                                              Stock        Capital    Earnings     Stock       Equity
                                            -----------  -----------  ---------  ---------  -------------
                                                                        (in thousands)
BALANCE, DECEMBER 31, 1995................  $        16  $    9,784   $   4,967  $  --      $     14,754

Net Income for Six Months Ended June 30,
  1996....................................           --      --           1,092     --             1,092

Cash Dividends............................           --      --            (164)    --              (164)

Change in Unrealized Loss on Securities
  Available for Sale, net of taxes........           --      --          --         --              (174)
                                            -----------  -----------  ---------  ---------  -------------
BALANCE, JUNE 30, 1996....................  $        16  $    9,784   $   5,895  $  --      $     15,508
                                            -----------  -----------  ---------  ---------  -------------
                                            -----------  -----------  ---------  ---------  -------------

BALANCE, DECEMBER 31, 1996................  $        19  $   12,683   $   6,901  $  --      $     19,669

Net income for the Six Months Ended June
  30, 1997................................           --      --           1,421     --             1,421

Cash Dividends............................           --      --            (233)    --              (233)

Purchase of Treasury Stock................           --      --          --            (10)          (10)

Change in Unrealized Loss on Securities
  Available for Sale, net of taxes........           --      --          --         --                (8)
                                            -----------  -----------  ---------  ---------  -------------
BALANCE, JUNE 30, 1997....................  $        19  $   12,683   $   8,089  $     (10) $     20,839
                                            -----------  -----------  ---------  ---------  -------------
                                            -----------  -----------  ---------  ---------  -------------

                                         CNB, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                Six Months Ended June 30,
                                                                      1997         1996
                                                                ---------------  ---------
OPERATING ACTIVITIES                                                     (in thousands)
Net income....................................................  $         1,421     $1,092
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization...............................              397        249
  Provision for loan loss.....................................              260        205
  Security amortization--net..................................               87        132
  Changes in period-end balances of:
    Other Assets..............................................             (162)      (100)
    Other Liabilities.........................................                9       (278)
                                                                ---------------  ---------
    Net Cash Provided By Operating Activities.................            2,012      1,300
                                                                ---------------  ---------
INVESTING ACTIVITIES
Purchases of securities available for sale....................           (9,323)    (3,995)
Securities available for sale called by issuer................            4,500      2,500
Maturities of securities available for sale...................            5,000      1,000
Sales of securities available for sale........................        --             4,039
Mortgage Backed Securities--Principal Payments................            1,416      3,281
Net increase in loans.........................................           (7,617)    (6,391)
Net increase in premises and equipment........................             (804)      (224)
                                                                ---------------  ---------
    Net Cash Provided By (Used In) Investing Activities.......           (6,828)       210
                                                                ---------------  ---------
FINANCING ACTIVITIES
Net increase (decrease) in deposits...........................           (2,430)     3,741
Securities sold under repurchase agreements...................            1,842     --
Repayment of note payable.....................................             (600)      (600)
Cash dividend(s)..............................................             (233)      (164)
Purchase of treasury stock....................................              (10)
                                                                ---------------  ---------
    Net Cash Provided By (Used In) Financing Activities.......           (1,431)     2,977
                                                                ---------------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents......           (6,247)     4,487
Beginning Balance.............................................           22,880     12,972
                                                                ---------------  ---------
Cash and Cash Equivalents at End of Period....................  $        16,633  $  17,459
                                                                ---------------  ---------
                                                                ---------------  ---------
SUPPLEMENTAL DISCLOSURES:
   Interest Paid..............................................  $         4,107  $   3,152
                                                                ---------------  ---------
                                                                ---------------  ---------
   Taxes Paid.................................................  $           900  $     560
                                                                ---------------  ---------
                                                                ---------------  ---------

                           CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                   (Unaudited)


Note 1. Consolidation

The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 3. Riherd Acquisition

The financial statements and tables for June 30, 1997 include the results of the Riherd merger which was completed in the third quarter of 1996, whereas they were not included in results for the period ending June 30, 1996. The acquired institution had total assets of $48.0 million, deposits of $43.4 million, loans of $24.7 million, and shareholders' equity of $4.6 million.

Note 3. Rights Offering

On July 15, 1997, the Company sold 484,480 additional shares of common stock at $14.00 per share to existing shareholders, resulting in additional equity of $6.8 million.

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

                                     Selected Financial Data

                                                                  Six Months Ended June
                                                                           30,
                                                                  ----------------------
                                                                     1997        1996        Change%
                                                                  ----------  ----------  -------------
Dollars in thousands except per share information.
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total Interest Income...........................................  $    9,439  $    6,677           41%
Total Interest Expense..........................................      (4,212)     (2,940)          43
                                                                  ----------  ----------
  Net Interest Income...........................................       5,227       3,737           40
Loan Loss Provision.............................................        (260)       (205)          27
                                                                  ----------  ----------
  Net Interest Income After
    Provision for Loan Losses...................................       4,967       3,532           41
Non-Interest Income.............................................       1,053         796           32
Non-Interest Expense............................................      (3,845)     (2,645)          45
                                                                  ----------  ----------
Income Before Taxes.............................................       2,175       1,683           29
Income Taxes....................................................        (754)       (591)          28
                                                                  ----------  ----------
Net Income......................................................  $   1, 421  $    1,092           30%
                                                                  ----------  ----------
                                                                  ----------  ----------
-------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Net Income Per Common Share.....................................  $     0.73  $     0.66           11%
Book Value......................................................       10.75        9.46           14
Dividends.......................................................        0.12        0.10           20
Shares Outstanding..............................................   1,937,905   1,639,733           18
Weighted Average Shares Outstanding.............................   1,937,905   1,639,733           18
-------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets........................................        1.12%       1.23%          (9)%
Return on Average Shareholders' Equity..........................       14.19       14.42           (2)
Dividend Payout-computed on a per share basis...................       16.44       15.15            9
Overhead Ratio..................................................       63.87       60.76            5
Total Risk-Based Capital Ratio..................................       14.17       15.13           (6)
Average Shareholders' Equity to Assets..........................        7.91        8.50           (7)
Tier 1 Leverage.................................................        7.57        8.27           (8)
-------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets..........................................................  $  254,936  $  180,350           41%
Total Loans, net of unearned discount...........................     156,342     108,583           44
Total Deposits..................................................     224,394     162,744           38
Common Shareholders' Equity.....................................      20,839      15,508           34


OVERVIEW

    Total assets increased during the second quarter of 1997 to $254.9 million or 41.3% compared to $180.3 million for the comparable period in 1996. Approximately $48.0 million of the growth was the result of the Riherd acquisition. In addition to the acquired assets, the Company experienced $26.6 million or 14.7% growth from the core Bank during the period. Shareholders' equity increased to $20.8 million or 34.4% in 1997 compared to $15.5 million in 1996 and reflects the retention of earnings coupled with $2.9 million resulting from shares issued in conjunction with the Riherd transaction. Outstanding shares of Common Stock for the second quarter of 1997 increased by 298,172 or 18.2%, all of which was directly attributable to the Riherd merger.

    Net income for the six month period ended June 30, 1997 was $1.4 million or $.73 per share, representing a 30.1% increase when compared to $1.1 million or $.66 per share, for the same period in 1996. Return on average shareholders' equity declined slightly to 14.19% as compared to 14.42% one year ago. Return on average assets also declined slightly, to 1.12% for the period ending June 30, 1997, as compared to 1.23% for the same time period in 1996. The slight percentage declines were principally due to the increase in non-earning assets and overhead expenses associated with the acquisition of the Riherd Bank Holding Company.

    Allowance for loan losses was increased to $1.6 million or 1.00% of total loans outstanding from $1.0 million or .92% on June 30, 1996.

    Construction is expected to be completed on the new branch located on US 90 West, near I-75, in Lake City. This will be the Bank's eleventh branch location and is expected to be in operation in mid-August.

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income, the primary source of revenue for the Bank, was $5.2 million for the first six months of 1997, an increase of $1.5 million, or 39.9% from last year. This increase was primarily a result of growth in loan income of $2.1 million and increase in interest on securities of $.7 million, offset by an increase in interest expense of $1.1 million on deposits and $.2 million in borrowings. Table 1: "Average Balances - Yields and Rates", below, provides the Company's average volume of interest earning assets and interest bearing liabilities for the first half of 1997 and 1996. Net interest margin took a modest decline from 4.58% in 1996, as compared to 4.53% in 1997, reflecting the competitive interest rate environment for loans. Average earning assets to total average assets have decreased to 91.1% in 1997 from 91.5% in 1996, while average interest bearing liabilities have increased to 79.8% in 1997 from 79.0% in 1996, further contributing to the slight decrease in net interest margin.

               Table 1: Average Balances--Yields and Rates

                                                           JUNE 30, 1997                               JUNE 30, 1996
                                                      -----------------------               ------------------------------------
                                                                   INTEREST                              INTEREST
                                                       AVERAGE     INCOME OR     AVERAGE     AVERAGE     INCOME OR     AVERAGE
                                                       BALANCE      EXPENSE       RATE       BALANCE      EXPENSE       RATE
                                                      ----------  -----------  -----------  ----------  -----------  -----------

                                                                         (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold................................  $    9,414   $     242         5.18%  $    8,500   $     216          5.11%
  Securities Available for Sale.....................      61,234       1,841         6.06       36,622       1,086          5.96
  Securities Held to Maturity.......................       9,621         264         5.53       12,837         350          5.50
  Loans, net unearned (1)...........................     152,088       7,088         9.40      105,646       5,013          9.54
  Interest Bearing Deposits.........................         123           4         6.54          404          12          5.98
                                                      ----------  -----------        ----   ----------  -----------  -----------
TOTAL EARNING ASSETS................................     232,480       9,439         8.19      164,009       6,677          8.19
                                                                  -----------                           -----------
  All Other Assets..................................      22,736                                15,191
                                                      ----------                            ----------
TOTAL ASSETS........................................  $  255,216                            $  179,200
                                                      ----------                            ----------
                                                      ----------                            ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW & Money Markets...............................  $   64,995   $     803         2.49%  $   44,086   $     582          2.65%
  Savings...........................................      15,160         147         1.96       12,768         132          2.09
  Time Deposits.....................................     116,191       3,045         5.28       83,740       2,181          5.24
Short Term Borrowings...............................       4,900         121         4.98       --          --           --
Notes Payable & Debentures..........................       2,400          96         8.07          974          45          9.22
                                                      ----------  -----------        ----   ----------  -----------  -----------
TOTAL INTEREST BEARING LIABILITIES..................     203,646       4,212         4.17      141,568       2,940          4.18
Demand Deposits.....................................      29,091                                20,595
Other Liabilities...................................       2,292                                 1,807
Shareholders' Equity................................      20,187                                15,230
                                                      ----------                            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $  255,216                            $  179,200
                                                      ----------                            ----------
                                                      ----------                     ----   ----------               -----------
INTEREST SPREAD (2).................................                                 4.02%                                  4.01%
                                                                                     ----                            -----------
                                                                  -----------        ----               -----------  -----------
NET INTEREST INCOME.................................               $   5,227                             $   3,737
                                                                  -----------                           -----------
                                                                  -----------                           -----------
NET INTEREST MARGIN (3).............................                                 4.53%                                  4.58%
                                                                                     ----                            -----------
                                                                                     ----                            -----------

------------------------

(1) Interest income on average loans includes loan fee recognition of $274,000 and $183,000 in 1997 and 1996 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

    Table 1a: Analysis of Changes in Interest Income and Expense

                                                                      NET CHANGE JUNE 30,             NET CHANGE JUNE 30,
                                                                  1996-1997 ATTRIBUTABLE TO:       1995-1996 ATTRIBUTABLE TO:
                                                              -----------------------------------  --------------------------
                                                                                           NET
                                                               VOLUME(1)     RATE(2)     CHANGE      VOLUME(1)      RATE(2)
                                                              -----------  -----------  ---------  -------------  -----------

                                                                                             (IN THOUSANDS)
INTEREST INCOME:
 Federal Funds Sold.........................................   $      23    $       3   $      26    $       4     $     (32)
 Securities Available for Sale..............................         723           32         755          471           161
 Securities Held to Maturity................................         (87)           1         (86)        (763)          (10)
 Loans......................................................       2,182         (107)      2,075          793           (98)
 Interest Bearing Deposits..................................          (8)      --              (8)           2            (1)
                                                              -----------         ---   ---------          ---           ---
    Total...................................................       2,833          (71)      2,762          507            20
                                                              -----------         ---   ---------          ---           ---
INTEREST EXPENSE:
 Deposits:
  NOW & Money Markets.......................................         272          (51)        221           21             7
  Savings...................................................          26          (11)         15            9           (46)
  Time Deposits.............................................         838           26         864           77            24
Short Term Borrowings.......................................         121       --             121       --            --
 Notes Payable & Debentures.................................          65          (14)         51          (41)           (2)
                                                              -----------         ---   ---------          ---           ---
    Total...................................................       1,322          (50)      1,272           66           (17)
                                                              -----------         ---   ---------          ---           ---
  Net Interest Income.......................................   $  1, 511    $     (21)  $  1, 490    $     441     $      37
                                                              -----------         ---   ---------          ---           ---
                                                              -----------         ---   ---------          ---           ---


                                                                  NET
                                                                CHANGE
                                                              -----------

INTEREST INCOME:
 Federal Funds Sold.........................................   $     (28)
 Securities Available for Sale..............................         632
 Securities Held to Maturity................................        (773)
 Loans......................................................         695
 Interest Bearing Deposits..................................           1
                                                                     ---
    Total...................................................         527
                                                                     ---
INTEREST EXPENSE:
 Deposits:
  NOW & Money Markets.......................................          28
  Savings...................................................         (37)
  Time Deposits.............................................         101
Short Term Borrowings.......................................      --
Notes Payable & Debentures..................................         (43)
                                                                     ---
    Total...................................................          49
                                                                     ---
  Net Interest Income.......................................   $     478
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

PROVISION FOR LOAN LOSS

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The allowance for loan losses increased to $1.6 million or 1.00% of loans outstanding in 1997 from $1.0 million or .92% respectively in 1996. Approximately $.4 million was attributable to the Riherd acquisition. The provision for loan losses increased $55,000, or 26.8%, to $260,000 during the first half of 1997 as compared to $205,000 for the comparable period in 1996.

NON-INTEREST INCOME

    Non-Interest income for the period ended June 30, 1997 was $1,053,000, an increase of $257,000 or 32.3% from the first half of 1996. The increase is directly related to asset growth of 41.3% for the comparative period. Although net interest income increased, non- interest income as a percentage of average assets was .83% for the first six months of 1997 compared to .89% for 1996.

NON-INTEREST EXPENSE

    Non-interest expense increased in the first six months of 1997 by 45.4% to $3.8 million compared to $2.6 million for the same period in 1996. Non-interest expense as a percentage of average assets for the first half of 1997 and 1996 was 3.04% and 2.97%, respectively. Salaries and employee benefits increased 42.0% to $2.0 million compared to $1.4 million in 1996. However, as a percentage of average total assets they have remained unchanged. Full-time equivalent employees were up 34.3% at June 30, 1997, compared to one year ago. This is primarily due to added staff associated with the Riherd merger. Occupancy and equipment expenses have increased $249,000 compared to the same period in 1996. This increase is principally a result of the added offices acquired in the Riherd acquisition. Also, another contributing factor was an increase in additional data processing cost of $158,000 or 145.0% from 1996, which resulted when the company renewed at prevailing market rates, a data processing service contract which expired in late 1996.

    The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, was 63.9% from 60.8% for the period ended June 30, 1997, compared to 1996, reflecting the additional personnel and data processing costs.

    Table 2: Other Operating Expenses

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           --------------------
                                                              1997       1996
                                                           ---------  ---------
                                                              (in thousands)
Data Processing..........................................  $     267  $     109
Advertising and Promotion................................        143        137
Supplies.................................................        122         67
Amortization of Intangible Assets........................        101         69
Postage and Delivery.....................................         96         64
Telephone................................................         78         46
Legal and Professional...................................         75         56
Courier..................................................         70         35
Loan Expenses............................................         58         47
Regulatory Fees..........................................         54        102
Administrative...........................................         47         42
Other....................................................        103         71
                                                           ---------  ---------
Total Other Operating Expenses...........................  $   1,214  $     845
                                                           ---------  ---------
                                                           ---------  ---------

INCOME TAXES

    The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying the resultant rate to interim pre-tax income. The Company estimates its blended tax rate for 1997 federal and state taxes to be 35%.

EARNING ASSETS

    LOANS

    During the first six months of 1997, average loans were $152.1 million and were 65.4% of average earning assets, compared to $105.7 million and 64.4% for 1996. Total loans have increased by $47.8 million, or 44.0%, since June 30, 1996, primarily due to a 70% increase in the residential mortgage portfolio. As a result, the Company's loan-to-deposit ratio has climbed to 69.7% at June 30, 1997, compared to 66.7% at the end of the comparable period in 1996. The following table compares the composition of the Company's loan portfolio as of June 30, 1997, to 1996. Management expects this loan portfolio composition to stay approximately the same throughout 1997.

                     Table 3: Loan Portfolio Composition

                                                              JUNE 30,
                                                        ----------------------
TYPES OF LOANS                                          1997        1996
--------------------------------------                  ----------  ----------

                                                            (THOUSANDS)
Commercial, Financial and Agricultural...............  $   69,497  $   51,121
Real Estate--Construction............................       3,798       2,782
Real Estate--Mortgage................................      64,126      37,639
Installment and Consumer Lines.......................      18,921      17,041
                                                       ----------  ----------
Total Loans, Net of Unearned Discount................     156,342     108,583
Less: Allowance for Loan Losses......................       1,557         994
                                                       ----------  ----------
Net Loans............................................  $  154,785  $  107,589
                                                       ----------  ----------
                                                       ----------  ----------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio including unearned discounts of $86,000 on June 30, 1997. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

    Table 4: Maturity Schedule of Selected Loans June 30, 1997

                                                 0-12        1-5      OVER 5
                                                MONTHS      YEARS      YEARS      TOTAL
                                               ---------  ---------  ---------  ----------
                                                               (THOUSANDS)
All Loans Other Than Construction............  $  14,463  $  61,076  $  77,091  $  152,630
Real Estate--Construction....................      3,798     --         --           3,798
                                               ---------  ---------  ---------  ----------
Total........................................  $  18,261  $  61,076  $  77,091  $  156,428
                                               ---------  ---------  ---------  ----------
                                               ---------  ---------  ---------  ----------
Fixed Interest Rate..........................  $   7,691  $  39,985  $  20,615  $   68,291
Variable Interest Rate.......................  $  10,570  $  21,091  $  56,476  $   88,137


    LOAN QUALITY. The allowance for loan losses on June 30, 1997, was 1.00% of total loans, compared to 0.92% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

    Table 5: Allocation of Allowance for Loan Losses

                                                                         JUNE 30,
                                               ------------------------------------------------------------
                                                           1997                           1996
                                               ----------------------------  ------------------------------
                                                              PERCENT OF                      PERCENT OF
                                                             LOANS IN EACH                   LOANS IN EACH
                                                              CATEGORY TO                     CATEGORY TO
                                                 AMOUNT       TOTAL LOANS       AMOUNT        TOTAL LOANS
                                                ---------  -----------------  -----------  -----------------
                                                                   (DOLLARS IN THOUSANDS)
Commercial, Financial and Agricultural........  $     962             44%      $     539              47%
Real Estate--Construction.....................          3              3%              8               2%
Real Estate- Mortgage.........................        140             41%             79              35%
Consumer......................................        452             12%            345              16%
Unallocated...................................     --             --                  23          --
                                                ---------            ---           -----             ---
Total.........................................  $   1,557            100%      $     994             100%
                                                ---------            ---           -----             ---
                                                ---------            ---           -----             ---

    Total non-performing assets on June 30, 1997 increased $.8 million or 166.1% to $1.3 million compared to $.5 million on the same date in 1996. Non-performing loans, plus other real estate owned, as a percentage of total assets at June 30, 1997 and 1996 was .50% and .27%, respectively. The increase in non-performing assets is mainly attributable to four loan relationships totalling $.8 million in process of collection. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on June 30, 1997.

                       Table 6: Non-Performing Assets

                                                 JUNE 30,
                                           --------------------   DECEMBER 31,
                                             1997       1996          1996
                                           ---------  ---------  ---------------
                                                  (DOLLARS IN THOUSANDS)
Non-Accrual Loans........................  $     956  $     253     $      87
Past Due Loans 90 Days or
More and Still Accruing..................        246         47           229
Other Real Estate Owned..................         70        178            88
                                           ---------        ---           ---
Total Non-Performing Assets..............  $   1,272  $     478     $     404
                                           ---------        ---           ---
                                           ---------        ---           ---
Percent of Total Assets..................       0.50%      0.27%         0.16%

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first six month period of 1997 as compared to 1996.

    Table 7: Activity in Allowance for Loan Losses

                                                                         JUNE 30,
                                                                 ----------------------
                                                                    1997        1996
                                                                 ----------  ----------

                                                                 (DOLLARS IN THOUSANDS)
Allowance for loan loss balance applicable to:
Balance at Beginning of Year...................................  $    1,396  $      946
Loans Charged-Off:
 Commercial, Financial and Agricultural........................           8          56
 Real Estate, Construction.....................................      --          --
 Real Estate, Mortgage.........................................      --               1
 Consumer......................................................         122         111
                                                                 ----------  ----------
  Total Loans Charged-Off......................................         130         168
Recoveries on Loans Previously Charged-Off:
 Commercial, Financial and Agricultural........................           9           3
 Real Estate, Construction.....................................      --          --
 Real Estate, Mortgage.........................................      --               1
 Consumer......................................................          22           7
                                                                 ----------  ----------
  Total Loan Recoveries........................................          31          11
                                                                 ----------  ----------
  Net Loans Charged-Off........................................          99         157
Provision for Loan Losses Charged to Expense...................         260         205
                                                                 ----------  ----------
Ending Balance.................................................  $    1,557  $      994
                                                                 ----------  ----------
                                                                 ----------  ----------
Total Loans Outstanding........................................  $  156,342  $  108,583
Average Loans Outstanding......................................  $  152,088  $  105,646
Allowance for Loan Losses to Loans Outstanding.................        1.00%       0.92%
Net Charge-Offs to Average Loans Outstanding...................        0.07%       0.15%


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

    Table 8: Maturity Distribution of Investment Securities June 30, 1997

                                                                  HELD TO MATURITY(4)         AVAILABLE FOR SALE
                                                               --------------------------  -------------------------
                                                                AMORTIZED     ESTIMATED     AMORTIZED    ESTIMATED
THOUSANDS                                                         COST      MARKET VALUE      COST      MARKET VALUE
-------------------------------------------------------------  -----------  -------------  -----------  ------------
U.S. Treasury:
One Year or Less.............................................   $  --         $  --         $  14,514    $   14,508
Over One Through Five Years..................................      --            --            20,449        20,525
                                                               -----------       ------    -----------  ------------
Total U.S. Treasury..........................................      --            --            34,963        35,033
U.S. Government Agencies and Corporations:
One Year or Less.............................................          66            66           545           545
Over One Through Five Years..................................       9,079         8,788         7,497         7,452
Over Five Through Ten Years (4)..............................      --            --             5,880         5,882
Over Ten Years (4)...........................................      --            --             8,009         8,028
                                                               -----------       ------    -----------  ------------
Total U.S. Government Agencies and Corporations..............       9,145         8,854        21,931        21,907
Obligations of State and Political
Subdivisions:
Over One Through Five Years..................................      --            --               100           103
Over Five Through Ten Years..................................      --            --               706           736
Over Ten Years...............................................      --            --               857           875
                                                               -----------       ------    -----------  ------------
Total Obligations of State and...............................      --            --             1,663         1,714
Political Subdivisions
Other Securities:
One Year or Less (2).........................................      --            --                34            34
Over One Through Five Years (2)..............................      --            --                76            76
Over Ten Years (3)...........................................      --            --             1,388         1,383
                                                               -----------       ------    -----------  ------------
Total Other Securities.......................................      --            --             1,498         1,493
                                                               -----------       ------    -----------  ------------
Total Securities.............................................   $   9,145     $   8,854     $  60,055    $   60,147
                                                               -----------       ------    -----------  ------------
                                                               -----------       ------    -----------  ------------

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents Interest-bearing deposits in other banks.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

(4) Includes investments in mortgage-backed securities which are subject to early repayment.

    Table 9: Weighted Average Yield by Range of Maturities

                                                                     JUNE 30, 1997    DECEMBER 31,1996     JUNE 30, 1996
                                                                    ---------------  -------------------  ---------------
One Year or Less..................................................          5.43%              5.24%              6.16%
Over One through Five Years.......................................          6.03%              6.09%              5.76%
Over Five through Ten Years.......................................          6.77%              6.43%              8.07%
Over Ten Years (1)................................................          6.33%              6.14%              7.03%

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

FUNDING SOURCES

    DEPOSITS

    The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 1997 and 1996.

                                 Table 10: Total Deposits

                                                            JUNE 30,
                                                    ----------------------
                                                       1997        1996
                                                    ----------  ----------

                                                          (THOUSANDS)
Non-Interest Bearing:
 Demand Checking..................................  $   29,305  $   20,520
Interest Bearing:
 NOW Checking.....................................      38,302      23,466
 Money Market Checking............................      21,736      20,899
 Savings..........................................      15,297      12,912
 Certificates of Deposit..........................     119,754      84,947
                                                    ----------  ----------
Total Deposits....................................  $  224,394  $  162,744
                                                    ----------  ----------
                                                    ----------  ----------

NOTE PAYABLE

    The Company borrowed $2.7 million in connection with the acquisition of Riherd Bank Holding Company. Total notes outstanding on June 30, 1997 were $2.1 million compared to $.4 million in 1996. During the past year, the Company has continued to voluntarily accelerate principal payments on its note payable. This effort is reflected by the $.6 million decrease in outstanding balance when comparing June 30, 1997 to year end 1996.

REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1997 has been $4.9 million. Interest expense was $121,000. There were no agreements of this nature during the period ended June 30, 1996.

INTEREST RATE SENSITIVITY / LIQUIDITY

    Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as levels and mix of earning assets and interest-bearing liabilities. The impact on net interest income as a result of changes in interest rate and balance sheet mix constitutes the Company's interest rate sensitivity. The interest rate sensitivity position at the end of the first six months of 1997 is presented in Table 11: "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

    The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At June 30, 1997, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated time frame) of $29.9 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                Table 11: Rate Sensitivity Analysis June 30, 1997

                                                          0-3         4-6         7-12        1-5       OVER 5
(DOLLARS IN THOUSANDS)                                   MONTHS      MONTHS      MONTHS      YEARS      YEARS       TOTAL
-----------------------------------------------------  ----------  ----------  ----------  ---------  ----------  ---------
INTEREST EARNING ASSETS:
Federal Funds Sold...................................  $    6,750  $   --      $   --      $  --      $   --      $   6,750
Securities Held to Maturity..........................      --              66      --          9,079      --          9,145
Securities Available for Sale (1,2)..................       5,418       6,090      10,020     28,123      10,404     60,055
Loans (3)............................................      48,896       9,390      22,695     58,481      16,966    156,428
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Total Earning Assets.................................      61,064      15,546      32,715     95,683      27,370    232,378
                                                       ----------  ----------  ----------  ---------  ----------  ---------
INTEREST BEARING LIABILITIES:
NOW & Money Market (4)...............................      30,157      --          --         --          29,881     60,038
Savings (4)..........................................       4,589      --          --         --          10,708     15,297
Time Deposits........................................      32,036      27,604      37,223     22,865          26    119,754
Securities Sold Under Repurchase
Agreements...........................................       5,608      --          --         --          --          5,608
Notes Payable & Debentures...........................       2,050      --          --         --          --          2,050
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Total Interest Bearing...............................      74,440      27,604      37,223     22,865      40,615    202,747
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Int. Rate Sens. Gap..................................  $  (13,376) $  (12,058) $   (4,508) $  72,818  $  (13,245) $  29,631
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Cum. Int. Rate Sens. Gap.............................  $  (13,376) $  (25,434) $  (29,942) $  42,876  $   29,631  $  29,631
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Int. Rate Sens. Gap Ratio............................        0.82        0.56        0.88       4.18        0.67       1.15
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Cum. Int. Rate Sens. Gap Ratio.......................        0.82        0.75        0.79       1.26        1.15       1.15
                                                       ----------  ----------  ----------  ---------  ----------  ---------
                                                       ----------  ----------  ----------  ---------  ----------  ---------
Ratio of Cumulative Gap to Total Earning Assets:
June 30,1997.........................................       (5.76)%    (10.95)%    (12.89)%    18.45%      12.75%
                                                       ----------  ----------  ----------  ---------  ----------
                                                       ----------  ----------  ----------  ---------  ----------
June 30, 1996........................................       (1.38)%     (6.81)%     (8.83)%    24.20%      13.17%
                                                       ----------  ----------  ----------  ---------  ----------
                                                       ----------  ----------  ----------  ---------  ----------

------------------------

(1) Includes Interest Bearing Deposits of $110,000.

(2) Includes equity in Federal Home Loan Bank of $764,000 and Federal Reserve Bank of $518,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized gains of $92,000.

(3) Total Loans including Unearned Discount of $86,000.

(4) Certain deposit accounts are included in the After Five Years category. If these deposit accounts had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (30.35) for the one year category at June 30, 1997.

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

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $80.5 million and represented 35.7% of average total deposits during the first half of 1997, compared to $52.3 million and 32.5% for 1996. Average loans were 67.5% and 65.5% of average deposits for the six month period ended June 30, 1997 and 1996, respectively. As noted in Table 3: "Loan Portfolio Composition", approximately $137.4 million, or 87.9%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 11.7% of the portfolio matures within one year.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 87.5% of total deposits at the end of the first six months of 1997 and 91.7% in the comparable period in 1996. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

    Table 12: Maturity of Time Deposits of $100,000 or More June 30, 1997

                                                            AMOUNT
                                                              (IN
                                                          THOUSANDS)
                                                         -------------
Three Months or Less...................................    $   7,683
Three Through Six Months...............................        5,391
Six Through Twelve Months..............................        8,035
Over Twelve Months.....................................        6,886
                                                         -------------
Total..................................................    $  27,995
                                                         -------------
                                                         -------------

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

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at June 30, 1997 compared to 1996 are as follows:

                       Table 13: Capital Ratios

                                                           JUNE 30,
                                                     --------------------  WELL CAPITALIZED     REGULATORY
                                                       1997       1996       REQUIREMENTS        MINIMUMS
                                                     ---------  ---------  -----------------  ---------------
Risk Based Capital Ratios:
Tier 1 Capital Ratio...............................       13.1%      13.9%           6.0%              4.0%
Total Capital to Risk-Weighted Assets..............       14.2%      15.1%          10.0%              8.0%
Tier 1 Leverage Ratio..............................        7.6%       8.3%           5.0%              4.0%

PART II--OTHER INFORMATION

    Item 1. Legal Proceedings--There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES -

    (a) Not applicable.

    (b) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE.

    Item 4. Submission of Matters to a Vote of Security Holders - On April 16, 1997, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, C. Lavoye Boggus, Audrey S. Bullard, Seymour Chotiner, Roy C. Dicks, Marvin H. Pritchett, Helen B. Real, Paul M. Riherd, Leonard Schloffman, Jimmie L. Scott, T. Allison Scott, William Streicher and K.
C. Trowell) was elected. The total vote consisted of 1,414,262 votes for the election of directors and 240 votes against certain directorship nominees. Of the 1,937,905 total outstanding shares of the Company common stock, there were 1,414,502 shares, or 72.99%, represented at the meeting; 607,224 votes, or 31.33% were made by the Company's solicitation of proxies, and 807,278 votes, or 41.66% were made in person.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

    (a) Exhibits

NONE

    (b) Reports on Form 8-K--No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CNB, Inc. (Registrant) By: /s/ K. C. Trowell K. C. Trowell President, Principal Executive Officer, and Chief Financial Officer Date: August 5,1997


                                             CNB. Inc.
                                             ---------------------
                                             (Registrant)

                                         By: /s/ K. C. Trowell
                                             -----------------
                                             K.C. Trowell
                                             President, Principal Executive
                                             Officer, and Chief Financial
                                             Officer

                                          Date: August 5, 1997