Form 10QSB
period 1997-09-30
CNB INC /FL
filed 1997-11-12
CIK 852618

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
   EXCHANGE ACT OF 1934 (no fee required)
   For the quarterly period ended September 30, 1997

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (no fee required)
   For the transition period from__________to__________

                          COMMISSION FILE NO. 0-25988

                                   CNB, INC.
                        ---------------------------------
                        (NAME OF SMALL BUSINESS ISSUER)

FLORIDA                                      59-2958616
-------                                      -----------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

Post Office Box 3239
201 North Marion Street
Lake City, Florida                           32056
------------------                           -----
(Address of principal executive offices)    (Zip Code)


       Registrant's telephone number, including area code: (904) 755-3240

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The number of shares of the registrant's common stock outstanding as of October 31, 1997 was 2,422,385 shares, $0.01 par value per share.

                                   CNB, INC.
                        FINANCIAL REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets (Unaudited)............................................          3
    Consolidated Statements of Income (Unaudited)......................................          4
    Consolidated Statements of Shareholders' Equity (Unaudited)........................          6
    Consolidated Statement of Cash Flows (Unaudited)...................................          7
    Notes to Consolidated Financial Statements (Unaudited).............................          8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations
    Selected Financial Data............................................................          9
    Overview...........................................................................         10
    Results of Operations..............................................................         10
    Earning Assets.....................................................................         14
    Funding Sources....................................................................         18
    Interest Rate Sensitivity / Liquidity..............................................         18
    Capital Ratios.....................................................................         20

PART II--OTHER INFORMATION.............................................................         21


                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CNB, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                    SEPTEMBER 30,
                                                                                                        1997
                                                                                                    -------------
                                                                                                         (IN
                                                                                                     THOUSANDS)
    ASSETS
Cash and due from banks...........................................................................   $     9,892
Federal funds sold................................................................................        16,000
Interest bearing deposits in other banks..........................................................         5,649
                                                                                                    -------------
  Total Cash and Cash Equivalents.................................................................        31,541
Securities available for sale.....................................................................        54,425
Securities held to maturity.......................................................................         8,673
Loans:
  Commercial, Financial & Agricultural............................................................        69,457
  Real Estate--Construction.......................................................................         3,722
  Real Estate--Mortgage...........................................................................        66,983
  Installment & Consumer Lines....................................................................        18,489
                                                                                                    -------------
    Total Loans, net of unearned discount.........................................................       158,651
Less: Allowance for Loan Losses...................................................................        (1,483)
                                                                                                    -------------
  Net Loans.......................................................................................       157,168
Premises and equipment, net.......................................................................        10,125
Other assets......................................................................................         4,226
                                                                                                    -------------
    TOTAL ASSETS..................................................................................   $   266,158
                                                                                                    -------------
                                                                                                    -------------
LIABILITIES
  Deposits:
    Non-interest bearing demand...................................................................   $    31,152
    Interest Bearing Deposits:
      Savings, Time & Demand......................................................................       167,242
      Time, $100,000 & over.......................................................................        31,199
                                                                                                    -------------
        Total Deposits............................................................................       229,593
  Securities sold under repurchase agreements.....................................................         4,172
  Notes payable...................................................................................         1,750
  Other liabilities...............................................................................         2,273
                                                                                                    -------------
        Total Liabilities.........................................................................       237,788
SHAREHOLDERS' EQUITY
                                                                                                    -------------
                                                                                                    -------------
Common stock:
  $.01 par value, 10,000,000 shares authorized; 2,422,385 shares issued and outstanding...........            24
Additional paid-in capital........................................................................        19,430
Retained earnings.................................................................................         8,710
Net unrealized gain on securities available for sale..............................................           206
                                                                                                    -------------
  Total Shareholders' Equity......................................................................        28,370
                                                                                                    -------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................................................   $   266,158
                                                                                                    -------------
                                                                                                    -------------

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                                  1997          1996
                                                                              ------------  ------------
                                                                                (IN THOUSANDS, EXCEPT
                                                                                     SHARE DATA)
Interest Income
  Interest and fees on loans................................................  $     10,799  $      7,810
  Interest on securities held to maturity...................................           378         1,740
  Interest on securities available for sale.................................         2,755           539
  Interest on federal funds sold............................................           437           368
  Interest on interest bearing deposits.....................................            31            17
                                                                              ------------  ------------
    Total Interest Income...................................................        14,400        10,474
Interest Expense
  Interest on deposits......................................................         6,101         4,505
  Interest on notes payable.................................................           136            71
  Interest on short-term borrowings.........................................           179       --
                                                                              ------------  ------------
    Total Interest Expense..................................................         6,416         4,576
                                                                              ------------  ------------
      Net Interest Income...................................................         7,984         5,898
Provision for Loan Loss.....................................................           330           285
                                                                              ------------  ------------
  Net Interest Income After Loan Loss Provision.............................         7,654         5,613
Non-interest Income
  Service charges...........................................................         1,274           948
  Other fees and charges....................................................           344           288
  Gain (loss) on sale of securities.........................................             1           (25)
                                                                              ------------  ------------
    Total Non-Interest Income...............................................         1,619         1.211
                                                                              ------------  ------------
Non-interest Expense
  Salaries and employee benefits............................................         2,950         2,163
  Occupancy and equipment expenses..........................................         1,026           667
  Other operating expenses..................................................         1,872         1,654
                                                                              ------------  ------------
    Total Non-interest Expense..............................................         5,848         4,484
                                                                              ------------  ------------
Income Before Income Taxes..................................................         3,425         2,340
  Income Taxes..............................................................         1,190           817
                                                                              ------------  ------------
NET INCOME..................................................................  $      2,235  $      1,523
                                                                              ------------  ------------
                                                                              ------------  ------------
Earnings Per Share:
    NET INCOME PER COMMON SHARE.............................................  $       1.08  $       0.91
                                                                              ------------  ------------
                                                                              ------------  ------------
    Weighted average common shares outstanding..............................     2,076,328     1,672,380
                                                                              ------------  ------------
                                                                              ------------  ------------

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                                    1997          1996
                                                                                ------------  ------------
                                                                                  (IN THOUSANDS, EXCEPT
                                                                                       SHARE DATA)
Interest Income
  Interest and fees on loans..................................................  $      3,711  $      2,797
  Interest on securities held to maturity.....................................           114           189
  Interest on securities available for sale ..................................           914           654
  Interest on federal funds sold..............................................           195           152
  Interest on interest bearing deposits.......................................            27             5
                                                                                ------------  ------------
    Total Interest Income.....................................................         4,961         3,797
Interest Expense
  Interest on deposits........................................................         2,106         1,610
  Interest on notes payable...................................................            40            26
  Interest on short-term borrowings...........................................            58       --
                                                                                ------------  ------------
    Total Interest Expense....................................................         2,204         1,636
                                                                                ------------  ------------
      Net Interest Income.....................................................         2,757         2,161
Provision for Loan Loss.......................................................            70            80
                                                                                ------------  ------------
  Net Interest Income After Loan Loss Provision...............................         2,687         2,081
Non-interest Income
  Service charges.............................................................           442           347
  Other fees and charges......................................................           123            68
  Gain (loss) on sale of securities...........................................             1       --
                                                                                ------------  ------------
    Total Non-Interest Income.................................................           566           415
                                                                                ------------  ------------
Non-interest Expense
  Salaries and employee benefits..............................................           983           778
  Occupancy and equipment expenses............................................           362           252
  Other operating expenses....................................................           658           809
                                                                                ------------  ------------
    Total Non-interest Expense................................................         2,003         1,839
                                                                                ------------  ------------
Income Before Income Taxes....................................................         1,250           657
  Income Taxes................................................................           436           226
                                                                                ------------  ------------
NET INCOME....................................................................  $        814  $        431
                                                                                ------------  ------------
Earnings Per Share:
  NET INCOME PER COMMON SHARE.................................................  $       0.35  $       0.25
                                                                                ------------  ------------
                                                                                ------------  ------------
  Weighted average common shares outstanding..................................     2,348,660     1,736,963
                                                                                ------------  ------------
                                                                                ------------  ------------

                            CNB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                        ADDITIONAL                                 TOTAL
                                                            COMMON        PAID-IN     RETAINED     TREASURY    SHAREHOLDERS'
                                                             STOCK        CAPITAL     EARNINGS       STOCK        EQUITY
                                                         -------------  -----------  -----------  -----------  -------------
                                                                             (IN THOUSANDS)
BALANCE, DECEMBER 31, 1995.............................    $      16     $   9,784    $   4,967    $  --        $    14,754
Acquisition of Riherd Bank Holding Company, effective
  September 1, 1996....................................            3         2,899       --           --              2,902
Net Income for Nine Months Ended September 30, 1996....       --            --            1,523       --              1,523
Cash Dividends.........................................       --            --             (263)      --               (263)
Change in Unrealized Loss on Securities Available for
  Sale, net of taxes...................................       --            --           --           --               (152)
                                                                 ---    -----------  -----------  -----------  -------------
BALANCE, SEPTEMBER 30, 1996............................    $      19     $  12,683    $   6,227    $  --        $    18,764
                                                                 ---    -----------  -----------  -----------  -------------
                                                                 ---    -----------  -----------  -----------  -------------
BALANCE, DECEMBER 31, 1996.............................    $      19     $  12,683    $   6,901    $  --        $    19,669
Net income for the Nine Months Ended September 30,
  1997.................................................       --            --            2,235       --              2,235
Cash Dividends.........................................       --            --             (426)      --               (426)
Issuance of 484,480 shares of common stock @ $14.00 per
  share, net of offering cost..........................            5         6,749       --           --              6,754
Treasury Stock Transactions............................       --                (2)      --           --                 (2)
Purchase of Treasury Stock.............................       --            --           --           --            --
Change in Unrealized Loss on Securities Available for
  Sale, net of taxes...................................       --            --           --           --                140
                                                                 ---    -----------  -----------  -----------  -------------
BALANCE, SEPTEMBER 30, 1997............................    $      24     $  19,430    $   8,710    $       0    $    28,370
                                                                 ---    -----------  -----------  -----------  -------------
                                                                 ---    -----------  -----------  -----------  -------------

                            CNB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                      1997        1996
                                                                                   ----------  ----------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.......................................................................  $    2,235  $    1,523
Cash and cash equivalents acquired in merger.....................................                   2,885
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization................................................         602         397
    Provision for loan loss......................................................         330         285
    Security amortization--net...................................................         115         177
    Changes in period-end balances of:
      Other Assets...............................................................        (150)        460
      Other Liabilities..........................................................         237         374
                                                                                   ----------  ----------
      Net Cash Provided By Operating Activities..................................       3,369       6,101
                                                                                   ----------  ----------
INVESTING ACTIVITIES
Purchases of securities available for sale.......................................     (10,171)     (9,995)
Securities available for sale called by issuer...................................       6,750       2,500
Maturities of securities available for sale......................................       8,000       1,500
Sales of securities available for sale...........................................      --           4,039
Mortgage Backed Securities--Principal Payments...................................       3,307       4,702
Net increase in loans............................................................     (10,070)     (9,836)
Net increase in premises and equipment...........................................      (1,125)       (500)
Net cash paid related to acquisition.............................................      --          (2,674)
Other assets received in acquisition.............................................      --            (250)
                                                                                   ----------  ----------
      Net Cash Provided By (Used In) Investing Activities........................      (3,309)    (10,514)
                                                                                   ----------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits..............................................       2,769      15,736
Securities sold under repurchase agreements......................................         406      --
Proceeds from note payable.......................................................      --           2,650
Repayment of note payable........................................................        (900)       (650)
Cash dividend(s).................................................................        (426)       (263)
Treasury stock transaction.......................................................          (2)     --
Issuance of common stock.........................................................       6,754      --
                                                                                   ----------  ----------
      Net Cash Provided By (Used In) Financing Activities........................       8,601      17,473
                                                                                   ----------  ----------
      Net Increase (Decrease) in Cash and Cash Equivalents.......................       8,661      13,060
Beginning Balance................................................................      22,880      12,972
                                                                                   ----------  ----------
Cash and Cash Equivalents at End of Period.......................................  $   31,541  $   26,032
                                                                                   ----------  ----------
SUPPLEMENTAL DISCLOSURES:
      Interest Paid..............................................................  $    6,180  $    4,640
                                                                                   ----------  ----------
                                                                                   ----------  ----------
      Taxes Paid.................................................................  $    1,355  $      993
                                                                                   ----------  ----------
                                                                                   ----------  ----------

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE 1. CONSOLIDATION

    The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 3. RIGHTS OFFERING

    On July 15, 1997, the Company sold 484,480 additional shares of common stock at $14.00 per share to existing shareholders, resulting in additional equity of $6.8 million, net of offering costs.

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

                            SELECTED FINANCIAL DATA

                                                                       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                      1997         1996         CHANGE%
                                                                   ----------  -------------  -----------
DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION.
SUMMARY OF OPERATIONS:
Total Interest Income............................................  $   14,400  $      10,474          37%
Total Interest Expense...........................................      (6,416)        (4,576)         40
                                                                   ----------  -------------
  Net Interest Income............................................       7,984          5,898          35
Loan Loss Provision..............................................        (330)          (285)         16
                                                                   ----------  -------------
  Net Interest Income After
    Provision for Loan Losses....................................       7,654          5,613          36
Non-Interest Income..............................................       1,619          1,211          34
Non-Interest Expense.............................................      (5,848)        (4,484)         30
                                                                   ----------  -------------
Income Before Taxes..............................................       3,425          2,340          46
Income Taxes.....................................................      (1,190)          (817)         46
                                                                   ----------  -------------
Net Income.......................................................  $    2,235  $       1,523          47%
                                                                   ----------  -------------
                                                                   ----------  -------------

PER COMMON SHARE:
Net Income Per Common Share......................................  $     1.08  $        0.91          19%
Book Value.......................................................       11.71           9.68          21
Dividends........................................................        0.20           0.16          25
Shares Outstanding...............................................   2,422,385      1,937,905          25
Weighted Average Shares Outstanding..............................   2,076,328      1,672,380          24

KEY RATIOS:
Return on Average Assets.........................................        1.16%          1.09%          6%
Return on Average Shareholders' Equity...........................       13.30          12.92           3
Dividend Payout-computed on a per share basis....................       18.52          17.23           7
Overhead Ratio...................................................       63.06          65.71          (4)
Total Risk-Based Capital Ratio...................................       18.24          14.07          30
Average Shareholders' Equity to Assets...........................        8.70           8.43           3
Tier 1 Leverage..................................................       10.13           8.52          19

FINANCIAL CONDITION AT PERIOD-END:
Assets...........................................................  $  266,158  $     242,226          10%
Total Loans, net of unearned discount............................     158,651        137,093          16
Total Deposits...................................................     229,593        218,235           5
Common Shareholders' Equity......................................      28,370         18,764          51

OVERVIEW

    Total assets increased during the third quarter of 1997 to $266.2 million or 9.9% compared to $242.2 million for the comparable period in 1996. Total loans and deposits were also up 15.7% and 5.2% to $158.7 million and $229.6 million, respectively. Shareholders' equity was $28.4 million at September 30, 1997, up 51.2%, compared to $18.8 million for the same period in 1996. The Rights Offering, completed on July 15, 1997, resulted in the issuance of 484,480 shares of common stock or $6.8 million in additional equity, with the remaining increase resulting from $2.5 million retained earnings and $.4 million in net unrealized gain on securities available for sale.

    Net income for the nine month period ended September 30, 1997 was $2.2 million or $1.08 per share from the $.91 per share earned in 1996. The earnings produced a return on average assets of 1.16% and return on average shareholders' equity of 13.3%.

    Improved earnings for the year-to-date are mainly attributable to a 35.4% increase in net interest income to $8.0 million, from $5.9 million for the comparable period in 1996. Provision for loan losses for the period was $330,000 compared to $285,000, an increase of $45,000 or 15.8%, due mainly to loan growth.

    Cash dividends paid for the first nine months of 1997 were $0.20 per share, a 25% increase when compared to $0.16 per share for the comparable period in 1996. The Board of Directors has declared a cash dividend payable on November 5, 1997 of $0.08 per share, which is unchanged from the previous quarter.

    Construction was completed on the new branch located at U.S. 90 West, near I-75 in Lake City, which opened on August 22, 1997 as a full service branch . With the addition of this location, the company has eleven offices in six counties.

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income, the primary source of revenue for the Bank, was $8.0 million for the first nine months of 1997, an increase of $2.1 million, or 35.4% compared to the same period last year. This increase resulted from $3.0 million of income obtained from loan growth and an increase in investment interest of $.9 million, offset by an increase in interest expense of $1.6 million on deposits and $.2 million in borrowings. Table 1: "Average Balances - Yields and Rates", below, provides the Company's average volume of interest earning assets and interest bearing liabilities for the period ending September 30, 1997 and 1996. Net interest margin declined slightly to 4.53% in 1997, compared to 4.60% in 1996, but has remained unchanged in the third quarter as compared to the second quarter of 1997.

                  TABLE 1: AVERAGE BALANCES--YIELDS AND RATES

                                                              SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                                                   INTEREST                             INTEREST
                                                       AVERAGE    INCOME OR     AVERAGE     AVERAGE     INCOME OR     AVERAGE
                                                       BALANCE     EXPENSE       RATE       BALANCE      EXPENSE       RATE
                                                      ----------  ----------  -----------  ----------  -----------  -----------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold................................  $   11,056  $      437        5.28%  $    9,537   $     368         5.15%
  Securities Available for Sale.....................      60,572       2,755        6.08       39,091       1,740         5.95
  Securities Held to Maturity.......................       9,403         378        5.37       12,485         539         5.77
  Loans, net unearned (1)...........................     154,006      10,799        9.38      109,624       7,810         9.52
  Interest Bearing Deposits.........................         683          31        6.06          404          17         5.62
                                                      ----------  ----------  -----------  ----------  -----------  -----------
TOTAL EARNING ASSETS................................     235,720      14,400        8.17      171,141      10,474         8.17
                                                                  ----------                           -----------
  All Other Assets..................................      22,515                               15,810
                                                      ----------                           ----------
TOTAL ASSETS........................................  $  258,235                           $  186,951
                                                      ----------                           ----------
                                                      ----------                           ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  NOW & Money Markets...............................  $   62,359  $    1,161        2.49%  $   46,881   $     933         2.66%
  Savings...........................................      15,107         221        1.96       12,933         202         2.09
  Time Deposits.....................................     118,484       4,719        5.33       86,903       3,370         5.18
Short Term Borrowings...............................       4,743         179        5.05       --          --           --
Notes Payable & Debentures..........................       2,250         136        8.08        1,121          71         8.44
                                                      ----------  ----------  -----------  ----------  -----------  -----------
TOTAL INTEREST BEARING LIABILITIES..................     202,943       6,416        4.23      147,838       4,576         4.13
Demand Deposits.....................................      30,459                               21,629
Other Liabilities...................................       2,360                                1,733
Shareholders' Equity................................      22,473                               15,751
                                                      ----------                           ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........  $  258,235                           $  186,951
                                                      ----------                           ----------
                                                      ----------                           ----------
                                                                              -----------                           -----------
INTEREST SPREAD (2).................................                                3.94%                                 4.04%
                                                                              -----------                           -----------
                                                                              -----------                           -----------
                                                                  ----------                           -----------
NET INTEREST INCOME.................................              $    7,984                            $   5,898
                                                                  ----------                           -----------
                                                                  ----------                           -----------
NET INTEREST MARGIN (3).............................                                4.53%                                 4.60%
                                                                              -----------                           -----------
                                                                              -----------                           -----------

------------------------

(1) Interest income on average loans includes loan fee recognition of $402,000 and $274,000 in 1997 and 1996 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

                                                NET CHANGE SEPTEMBER 30,             NET CHANGE SEPTEMBER 30,
                                               1996-1997 ATTRIBUTABLE TO:           1995-1996 ATTRIBUTABLE TO:
                                           -----------------------------------  -----------------------------------
                                                                        NET                                  NET
                                           VOLUME (1)    RATE (2)     CHANGE    VOLUME (1)     RATE(2)     CHANGE
                                           -----------  -----------  ---------  -----------  -----------  ---------
                                                                        (IN THOUSANDS)
INTEREST INCOME:
  Federal Funds Sold.....................   $      57    $      12   $      69   $      88    $     (49)  $      39
  Securities Available for Sale..........         956           59       1,015         889          139       1,028
  Securities Held to Maturity............        (133)         (28)       (161)     (1,153)          23      (1,130)
  Loans..................................       3,156         (167)      2,989       1,340         (233)      1,107
  Interest Bearing Deposits..............          12            2          14           2       --               2
                                           -----------       -----   ---------  -----------       -----   ---------
      Total..............................       4,048         (122)      3,926       1,166         (120)      1,046
                                           -----------       -----   ---------  -----------       -----   ---------
INTEREST EXPENSE:
  Deposits:
    NOW & Money Markets..................         308          (80)        228          99           48         147
    Savings..............................          34          (15)         19          15          (63)        (48)
    Time Deposits........................       1,221          128       1,349         190          (85)        105
  Short Term Borrowings..................         179       --             179      --           --          --
  Notes Payable & Debentures.............          71           (6)         65         (43)         (10)        (53)
                                           -----------       -----   ---------  -----------       -----   ---------
    Total................................       1,813           27       1,840         261         (110)        151
                                           -----------       -----   ---------  -----------       -----   ---------
      Net Interest Income................   $   2,235    $    (149)  $   2,086   $     905    $     (10)  $     895
                                           -----------       -----   ---------  -----------       -----   ---------
                                           -----------       -----   ---------  -----------       -----   ---------

------------------------

(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

PROVISION FOR LOAN LOSS

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The allowance for loan losses remained relatively constant at $1.5 million or
 .93% of loans outstanding in 1997 compared to $1.4 million or 1.04% in 1996. The provision for loan losses increased $45,000, or 15.8%, to $330,000 during the first nine months of 1997 as compared to $285,000 for the comparable period in 1996.

NON-INTEREST INCOME

    Non-Interest income for the period ended September 30, 1997 was $1.6 million, an increase of $.4 million or 33.7% from the same period in 1996. The increase is directly related to internal asset growth and assets acquired from Riherd Bank Holding Company on September 1, 1996. Although net interest income increased, non- interest income as a percentage of average assets was .84% for the period ending September 30, 1997 compared to .86% for 1996.

NON-INTEREST EXPENSE

    Non-interest expense increased in the first nine months of 1997, as compared to 1996, by $1.4 million or 30.4%. Non-interest expense as a percentage of average assets declined to 3.03% at September 30, 1997, compared to 3.20% for the same period in 1996. In the third quarter of 1996, the Bank paid a one-time SAIF assessment expense of $326,823. Without the assessment, non-interest expense to average assets would have been 2.96% in 1996. Salaries and employee benefits increased 36.4% to $3.0 million compared to $2.2 million in 1996. However, as a percentage of average total assets, they have remained unchanged at 1.53% and 1.54% on September 30, 1997 and 1996, respectively. Occupancy and equipment expenses have increased $359,000 compared to the same period in 1996. The three offices purchased in the Riherd acquisition, accounted for $252,000 of the increase. Another major contributing factor was an increase in additional data processing costs of $206,000 or 113.8% from 1996, which resulted when the company renewed a data processing service contract at prevailing market rates.

    The overhead efficiency ratio, which is the percentage of overhead expense to total revenue less interest expense and provision for loan losses, declined to 63.1% from 65.7% for the period ended September 30, 1997, compared to 1996. Without the SAIF assessment in September, 1996, the ratio would have been 60.9%. The increase reflects the additional personnel and occupancy expense associated with the Riherd acquisition and the increase in data processing costs. However, the third quarter of 1997, compared to the second quarter of 1997, improved to 63.1% from 63.9%, respectively.

                     TABLE 2: OTHER OPERATING EXPENSES

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                     1997       1996
                                                                   ---------  ---------
                                                                      (IN THOUSANDS)
Data Processing..................................................  $     387  $     181
Marketing........................................................        218        208
Supplies.........................................................        187        106
Amortization of Intangible Assets................................        151        110
Postage and Delivery.............................................        140         99
Telephone........................................................        128         71
Legal and Professional...........................................        118         89
Loan Expenses....................................................        112         74
Courier..........................................................        109         54
Regulatory Fees (1)..............................................         86        480
Administrative...................................................         76         64
Other............................................................        160        118
                                                                   ---------  ---------
Total Other Operating Expenses...................................  $   1,872  $   1,654
                                                                   ---------  ---------
                                                                   ---------  ---------

------------------------

(1) Includes one-time SAIF recapitalization assessment of $326,823 in 1996.

INCOME TAXES

    The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying the resultant rate to interim pre-tax income. The Company estimates its blended tax rate for 1997 federal and state taxes to be 34%.

EARNING ASSETS

Loans

    During the first nine months of 1997, average loans were $154.0 million and were 65.3% of average earning assets, compared to $109.6 million and 64.1% for 1996. Total loans have increased by $21.6 million, or 15.7%, since September 30, 1996, to $158.7 million from $137.1 million. The Company's loan-to-deposit ratio has climbed to 69.1% at September 30, 1997, compared to 62.8% at the end of the comparable period in 1996. The following table compares the composition of the Company's loan portfolio as of September 30, 1997, to 1996. Management expects this loan portfolio composition to stay approximately the same throughout 1997.

                      TABLE 3: LOAN PORTFOLIO COMPOSITION

                                                                       SEPTEMBER 30,
                                                                      1997        1996
                                                                   ----------  ----------
                                                                        (THOUSANDS)
Types of Loans
Commercial, Financial and Agricultural...........................  $   69,457  $   59,319
Real Estate--Construction........................................       3,722       5,628
Real Estate--Mortgage............................................      66,983      52,994
Installment and Consumer Lines...................................      18,489      19,152
                                                                   ----------  ----------
Total Loans, Net of Unearned Discount............................     158,651     137,093
Less: Allowance for Loan Losses..................................       1,483       1,419
                                                                   ----------  ----------
Net Loans........................................................  $  157,168  $  135,674
                                                                   ----------  ----------
                                                                   ----------  ----------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio including unearned discounts of $63,000 on September 30, 1997. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                               SEPTEMBER 30, 1997

                                                                         0-12        1-5      OVER 5
                                                                        MONTHS      YEARS      YEARS      TOTAL
                                                                       ---------  ---------  ---------  ----------
                                                                           (THOUSANDS)
All Loans Other Than Construction....................................  $  14,335  $  62,126  $  78,531  $  154,992
Real Estate--Construction............................................      3,722     --         --           3,722
                                                                       ---------  ---------  ---------  ----------
Total................................................................  $  18,057  $  62,126  $  78,531  $  158,714
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Fixed Interest Rate..................................................  $   8,050  $  39,999  $  22,384  $   70,433
Variable Interest Rate...............................................  $  10,007  $  22,127  $  56,147  $   88,281

    LOAN QUALITY. The allowance for loan losses on September 30, 1997, was .93% of total loans, compared to 1.04% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                   SEPTEMBER 30,
                                                         1997                          1996
                                             ----------------------------  ----------------------------
                                                           PERCENT OF                    PERCENT OF
                                                          LOANS IN EACH                 LOANS IN EACH
                                                           CATEGORY TO                   CATEGORY TO
                                              AMOUNT       TOTAL LOANS      AMOUNT       TOTAL LOANS
                                             ---------  -----------------  ---------  -----------------
                                                               (DOLLARS IN THOUSANDS)
Commercial, Financial and Agricultural.....  $     906             44%     $     805             43%
Real Estate--Construction..................          8              2%            16              4%
Real Estate- Mortgage......................        164             42%           142             39%
Consumer...................................        405             12%           397             14%
Unallocated................................     --             --                 59         --
                                             ---------            ---      ---------            ---
Total......................................  $   1,483            100%     $   1,419            100%
                                             ---------            ---      ---------            ---
                                             ---------            ---      ---------            ---

    Total non-performing assets on September 30, 1997 increased $1.0 million or 228.7% to $1.4 million compared to $.4 million on the same date in 1996. Non-performing loans, plus other real estate owned, as a percentage of total assets at September 30, 1997 and 1996 was .53% and .18%, respectively. The increase in non-performing assets is mainly attributable to four loan relationships acquired from the Riherd acquisition totalling $.8 million, which are in process of collection. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on September 30, 1997.

                         TABLE 6: NON-PERFORMING ASSETS

                                                                         SEPTEMBER 30,
                                                                     --------------------
                                                                                    DECEMBER 31,
                                                                1997       1996         1996
                                                              ---------  ---------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Non-Accrual Loans...........................................  $   1,256  $     112    $      87
Past Due Loans 90 Days or More and Still Accruing...........         78        192          229
Other Real Estate Owned.....................................         76        125           88
                                                              ---------  ---------       ------
Total Non-Performing Assets.................................  $   1,410  $     429    $     404
                                                              ---------  ---------       ------
                                                              ---------  ---------       ------
Percent of Total Assets.....................................       0.53%      0.18%        0.16%

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first nine month period of 1997 as compared to 1996.

                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                                          SEPTEMBER 30,
                                                                         1997        1996
                                                                      ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Allowance for loan loss balance applicable to:
Balance at Beginning of Year........................................  $    1,396  $      946
Allowance--Acquired in merger.......................................                     371
Loans Charged-Off:
  Commercial, Financial and Agricultural............................         115          61
  Real Estate, Construction.........................................      --          --
  Real Estate, Mortgage.............................................      --               1
  Consumer..........................................................         171         142
                                                                      ----------  ----------
    Total Loans Charged-Off.........................................         286         204
                                                                      ----------  ----------
Recoveries on Loans Previously Charged-Off:
  Commercial, Financial and Agricultural............................          11           7
  Real Estate, Construction.........................................      --          --
  Real Estate, Mortgage.............................................      --               1
  Consumer..........................................................          32          13
                                                                      ----------  ----------
    Total Loan Recoveries...........................................          43          21
                                                                      ----------  ----------
      Net Loans Charged-Off.........................................         243         183
                                                                      ----------  ----------
Provision for Loan Losses Charged to Expense........................         330         285
                                                                      ----------  ----------
Ending Balance......................................................  $    1,483  $    1,419
                                                                      ----------  ----------
                                                                      ----------  ----------
Total Loans Outstanding.............................................  $  158,651  $  137,093
Average Loans Outstanding...........................................  $  154,006  $  109,624
Allowance for Loan Losses to Loans Outstanding......................        0.93%       1.04%
Net Charge-Offs to Average Loans Outstanding........................        0.16%       0.17%

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

            TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES
                               SEPTEMBER 30, 1997

                                                                  HELD TO MATURITY (4)        AVAILABLE FOR SALE
                                                               --------------------------  -------------------------
                                                                AMORTIZED     ESTIMATED     AMORTIZED    ESTIMATED
THOUSANDS                                                         COST      MARKET VALUE      COST      MARKET VALUE
-------------------------------------------------------------  -----------  -------------  -----------  ------------
U.S. Treasury:
  One Year or Less...........................................   $  --         $  --         $  11,500    $   11,517
  Over One Through Five Years................................      --            --            20,452        20,651
                                                               -----------       ------    -----------  ------------
Total U.S. Treasury..........................................      --            --            31,952        32,168
U.S. Government Agencies and Corporations:
  One Year or Less...........................................          71            72           500           497
  Over One Through Five Years................................       8,602         8,410         8,380         8,396
  Over Five Through Ten Years (4)............................      --            --             2,865         2,868
  Over Ten Years (4).........................................      --            --             7,596         7,639
                                                               -----------       ------    -----------  ------------
Total U.S. Government Agencies and Corporations..............       8,673         8,482        19,341        19,400
Obligations of State and Political Subdivisions:
  Over One Through Five Years................................      --            --               100           103
  Over Five Through Ten Years................................      --            --               706           739
  Over Ten Years.............................................      --            --               608           627
                                                               -----------       ------    -----------  ------------
Total Obligations of State and Political Subdivisions........      --            --             1,414         1,469
Other Securities:
  One Year or Less (2).......................................      --            --             5,573         5,573
  Over One Through Five Years (2)............................      --            --                76            76
  Over Ten Years (3).........................................      --            --             1,388         1,388
                                                               -----------       ------    -----------  ------------
Total Other Securities.......................................      --            --             7,037         7,037
                                                               -----------       ------    -----------  ------------
Total Securities.............................................   $   8,673     $   8,482     $  59,744    $   60,074
                                                               -----------       ------    -----------  ------------
                                                               -----------       ------    -----------  ------------

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents Interest-bearing deposits in other banks.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

(4) Includes investments in mortgage-backed securities which are subject to early repayment.

             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                          SEPTEMBER 30, 1997     DECEMBER 31,1996     SEPTEMBER 30, 1996
                                                         ---------------------  -------------------  ---------------------
One Year or Less.......................................             5.49%                 5.24%                 5.79%
Over One through Five Years............................             6.02%                 6.09%                 5.95%
Over Five through Ten Years............................             6.78%                 6.43%                 6.39%
Over Ten Years (1).....................................             6.39%                 6.14%                 6.19%

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

FUNDING SOURCES

Deposits

    The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 1997 and 1996.

                            TABLE 10: TOTAL DEPOSITS

                                                                            SEPTEMBER 30,
                                                                           1997        1996
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Non-Interest Bearing:
  Demand Checking.....................................................  $   31,152  $   29,777
Interest Bearing:
  NOW Checking........................................................      39,121      33,496
  Money Market Checking...............................................      23,092      28,703
  Savings.............................................................      14,360      14,952
  Certificates of Deposit.............................................     121,868     111,307
                                                                        ----------  ----------
Total Deposits........................................................  $  229,593  $  218,235
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE PAYABLE

    The Company borrowed $2.7 million in connection with the acquisition of Riherd Bank Holding Company in September, 1996. Total notes outstanding on September 30, 1997 were $1.8 million compared to $3.0 million in 1996. During the past year, the Company has continued to voluntarily accelerate principal payments on its note payable. This effort is reflected by the $1.2 million decrease in outstanding balance when comparing September 30, 1997 to the same period in 1996.

REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1997 has been $4.7 million. Interest expense was $179,000. There were no agreements of this nature during the period ended September 30, 1996.

INTEREST RATE SENSITIVITY/LIQUIDITY

    Net interest income, the Company's primary source of revenue, is affected by changes in interest rates as well as levels and mix of earning assets and interest-bearing liabilities. The impact on net interest income as a result of changes in interest rate and balance sheet mix constitutes the Company's interest rate sensitivity. The interest rate sensitivity position at the end of the first nine months of 1997 is presented in Table 11: "Rate Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.

    The Company would benefit from increasing market rates when it is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At September 30, 1997, the Company had a liability sensitive gap (more liabilities than assets subject to repricing within the stated time frame) of $16.4 million within a one-year period. This suggests that if interest rates should decline over this period, the net interest margin should improve, and if interest rates should increase, the net interest margin should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                      TABLE 11: RATE SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 1997

                                                     0-3        4-6         7-12        1-5       OVER 5
(DOLLARS IN THOUSANDS)                             MONTHS      MONTHS      MONTHS      YEARS      YEARS       TOTAL
------------------------------------------------  ---------  ----------  ----------  ---------  ----------  ----------
INTEREST EARNING ASSETS:
Federal Funds Sold..............................  $  16,000  $   --      $   --      $  --      $   --      $   16,000
Securities Held to Maturity.....................         57      --              14      8,602      --           8,673
Securities Available for Sale (1,2).............     12,831       5,859       4,987     29,007       7,060      59,744
Loans (3).......................................     46,092      12,129      22,589     59,104      18,800     158,714
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Total Earning Assets............................     74,980      17,988      27,590     96,713      25,860     243,131
                                                  ---------  ----------  ----------  ---------  ----------  ----------
INTEREST BEARING LIABILITIES:
NOW & Money Market (4)..........................     32,091      --          --         --          30,122      62,213
Savings (4).....................................      4,308      --          --         --          10,052      14,360
Time Deposits...................................     27,456      30,161      37,054     27,170          27     121,868
Securities Sold Under Repurchase Agreements.....      4,172      --          --         --          --           4,172
Notes Payable & Debentures......................      1,750      --          --         --          --           1,750
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Total Interest Bearing..........................     69,777      30,161      37,054     27,170      40,201     204,363
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Int. Rate Sens. Gap.............................  $   5,203  $  (12,173) $   (9,464) $  69,543  $  (14,341)     38,768
                                                  ---------  ----------  ----------  ---------  ----------  ----------
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Cum. Int. Rate Sens. Gap........................  $   5,203  $   (6,970) $  (16,434) $  53,109  $   38,768  $   38,768
                                                  ---------  ----------  ----------  ---------  ----------  ----------
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Int. Rate Sens. Gap Ratio.......................       1.07        0.60        0.74       3.56        0.64        1.19
                                                  ---------  ----------  ----------  ---------  ----------  ----------
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Cum. Int. Rate Sens. Gap Ratio..................       1.07        0.93        0.88       1.32        1.19        1.19
                                                  ---------  ----------  ----------  ---------  ----------  ----------
                                                  ---------  ----------  ----------  ---------  ----------  ----------
Ratio of Cumulative Gap to
  Total Earning Assets:
    September 30,1997...........................       2.14%      (2.87)%      (6.76)%     21.84%      15.95%
                                                  ---------  ----------  ----------  ---------  ----------
                                                  ---------  ----------  ----------  ---------  ----------
    September 30, 1996..........................       0.40%      (4.89)%      (8.70)%     20.17%      11.91%
                                                  ---------  ----------  ----------  ---------  ----------
                                                  ---------  ----------  ----------  ---------  ----------

------------------------

(1) Includes Interest Bearing Deposits of $5,649,000.

(2) Includes equity in Federal Home Loan Bank of $764,000 and Federal Reserve Bank of $518,000. Securities are shown at their amortized cost, excluding market value adjustment for unrealized gains of $330,000.

(3) Total Loans including Unearned Discount of $63,000.

(4) Certain deposit accounts are included in the After Five Years category. If these deposit accounts had been included in the Within Three Months category, the ratio of cumulative gap to total earning assets would have been (23.28) for the one year category at September 30, 1997.

    The Bank's interest rate sensitivity, gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the rate sensitivity analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to a historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor: net interest income.

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $81.7 million and represented 36.1% of average total deposits during the first nine months of 1997, compared to $56.1 million and 33.4% for 1996. Average loans were 68.0% and 65.1% of average deposits for the nine month period ended September 30, 1997 and 1996, respectively. As noted in Table 3:
"Loan Portfolio Composition", approximately $140.2 million, or 88.3%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 11.4% of the portfolio matures within one year.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 86.4% of total deposits at the end of the first nine months of 1997 and 89.8% in the comparable period in 1996. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

            TABLE 12: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                               SEPTEMBER 30, 1997

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Three Months or Less...........................................................    $   6,161
Three Through Six Months.......................................................        4,304
Six Through Twelve Months......................................................        9,042
Over Twelve Months.............................................................       11,692
                                                                                 -------------
Total..........................................................................    $  31,199
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

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at September 30, 1997 compared to 1996 are as follows:

                            TABLE 13: CAPITAL RATIOS

                                                                         SEPTEMBER 30,      WELL CAPITALIZED     REGULATORY
                                                                        1997       1996       REQUIREMENTS        MINIMUMS
                                                                      ---------  ---------  -----------------  ---------------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio..............................................       17.3%      12.8%           6.0%              4.0%
  Total Capital to
    Risk-Weighted Assets............................................       18.2%      14.1%          10.0%              8.0%
Tier 1 Leverage Ratio...............................................       10.1%       8.5%           5.0%              4.0%

PART II--OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS--There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES--

    (a) Not applicable.

    (b) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

    (a) Exhibits
      None

    (b) Reports on Form 8-K--No reports on Form 8-K were filed by the registrant during the three month period ended September 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CNB, INC.(REGISTRANT)

                                BY:  /S/ K. C. TROWELL
                                     -----------------------------------------
                                     K. C. Trowell
                                     PRESIDENT, PRINCIPAL EXECUTIVE
                                     OFFICER, AND CHIEF FINANCIAL
                                     OFFICER

                                     DATE: NOVEMBER 7,1997