Form 10KSB
period 1997-12-31
CNB INC /FL
filed 1998-03-30
CIK 852618

                                 UNITED STATES
                       SECURITIES AND ECHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                               OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 31, 1997
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from       to

                            Commission File No: 0-25988
                                     CNB, Inc.
                         ------------------------------
                        (Name of Small Business Issuer)

                        FLORIDA                                                  59-2958616
--------------------------------------------------------  --------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR                (I.R.S. EMPLOYER IDENTIFICATION NO.)
                     ORGANIZATION)

POST OFFICE BOX 3239 201 NORTH MARION STREET LAKE CITY,
                        FLORIDA                                                    32056
--------------------------------------------------------  --------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       Registrant's telephone number, including area code: (904) 755-3240

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                      Par value $         0.01 per share.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The Registrant's revenues for the fiscal year ended December 31, 1997, totaled $21,573,504.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $13,449,996, as of the most recent date on which stock was sold, March 12, 1998.

    The number of shares of the registrant's common stock outstanding as of March 1, 1998 was 2,428,385 shares, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's 1998 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction E of Form 10-KSB, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 1998.

                                     PART I

Item 1. Description of Business

Business Development

    CNB, Inc. (the "Company", "CNB" or the "Registrant") was formed as a Florida corporation on January 15, 1987, for the purpose of becoming a bank holding company by acquiring the capital stock of CNB National Bank (the "Bank").

    Within Lake City, Florida, the Bank currently operates three full service facilities. The Company's headquarters is located in the lead bank office located downtown and is named the Marion Street office, the Baya Avenue office is located immediately south of downtown and the 90 West office is located in the retail business area on the west side of town.

    On July 15, 1997, the Company sold 484,480 additional shares of common stock at $14.00 per share to existing shareholders, resulting in additional equity of $6.8 million, net of offering costs.

    The Company completed renovations to the accounting department in the operations center, which houses the Company's item processing and check imaging systems, in the second quarter of 1997 and finished construction on the West 90 office in the third quarter of 1997. In addition, the Bank installed a new toll-free telephone banking system, which allows customer access to accounts 24 hours a day, seven days a week.

Business of Issuer

    CNB, through the Bank, now operates a total of eleven banking offices in Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties, Florida. As of December 31, 1997, CNB had total assets of $273.3 million, total deposits of $231.4 million, and total shareholders' equity of $29.0 million. CNB presently conducts no business other than owning and operating the Bank as a wholly owned subsidiary.

    The Bank offers a full range of deposit services including checking accounts, NOW accounts, savings accounts and time deposits ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, retirement accounts such as IRA's are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount (generally $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and governmental authorities. The Bank is not currently dependent upon a single depositor or borrower, the loss of which would have a material adverse effect on the Bank.

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

Location and Service Area

    The Company's principal executive offices are located at the Bank's main office at 201 North Marion Street, Lake City, Florida 32055, which is in Columbia County. In addition to Lake City, the Bank has offices in Live Oak, Fort White, Macclenny, Starke, Lake Butler and Gainesville, Florida. The following table summarizes the Bank's deposits by location as of December 31, 1997, and 1996.

                     CNB National Bank Deposits at Year-End

CITY                                                                                    1997       1996
------------------------------------------------------------------------------------  ---------  ---------
                                                                                           (THOUSANDS)
Lake City...........................................................................
  Marion St.                                                                          $  55,114  $  60,092
  Baya Ave..........................................................................     34,037     34,401
  90 West...........................................................................        885     --
Live Oak
  White Ave.........................................................................     37,856     37,132
  S. Ohio Ave.......................................................................     10,902     12,402
Fort White..........................................................................      6,885      6,241
Macclenny...........................................................................     30,222     20,379
Starke..............................................................................     16,456     13,180
Lake Butler.........................................................................     28,558     30,290
Gainesville
  Northwood.........................................................................      4,770      5,657
  Alachua County....................................................................      5,759      7,050
                                                                                      ---------  ---------
Total...............................................................................  $ 231,444    226,824
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    The Bank's primary service area ("PSA") includes the Florida counties of Columbia, Suwannee, Baker, Bradford, Union and Alachua. With the exception of Fort White, all offices are located in the county seat and largest incorporated municipality of each county. The PSA adjoins Marion, Levy and Gilchrist Counties on the south, Duval, Clay and Putnam Counties on the east, Hamilton County on the north, and Madison and Lafayette County on the west. In 1996, the populations of Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties were 52,565, 31,424, 20,221, 24,983, 13,023 and 202,140 respectively. According to the Chamber of Commerce of each county, the population of Columbia, Suwannee, Baker, Bradford, Union and Alachua Counties is projected to increase 11.1%, 19.8%, 8.7%, 4.7%, 6.6% and 10.9%, respectively, between 1994 and 2000.

    Each of the counties in the Bank's PSA is located in close proximity to Interstates 10 and 75 and a short distance from the Gainesville Regional Airport, the Jacksonville International Airport and the Port of Jacksonville, a major Eastern Seaboard cargo-handling facility. Four major universities, the University of Florida in Gainesville, Florida State University in Tallahassee, the University of North Florida and Jacksonville University in Jacksonville, as well as three community colleges, are within commuting distance of the PSA.

Competitive Business Conditions

    Within the Bank's PSA, there are competing financial institutions comprised of other commercial banks, savings and loan offices and credit unions. As of December 31, 1997, deposits (excluding credit unions) in the PSA had increased 2.3% from 1996, and totaled $2.4 billion, of which the Bank held $231.4 million, or 9.5%. Specifically, the Bank held 24.5%,17.8%, 32.4%, 14.7%, 100.0% and .7%
of the total deposits in Columbia, Suwannee, Baker, Bradford Counties, Union and Alachua, respectively, at the end of 1997.

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

Supervision and Regulation of the Company

General

    As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Federal Reserve Board under the Bank Holding Company Act. The Bank is organized as a national banking association, which is subject to regulation, supervision and examination by the Officer of the Comptroller of the Currency (the "Comptroller"). The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal regulatory agencies. In addition, the Company and the Bank are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and the Bank and their ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

    The activities of the Company and the Bank are limited to banking, managing or controlling banks or any other activity which the Federal Reserve Board determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or the Bank can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, the Company would be required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company or any bank which is not already majority-owned by the Company.

    Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), bank holding companies are able to acquire banks in states other than their respective home states without regard to the permissibility of such acquisitions under state laws. The transaction would still be subject to any state requirement that the Bank has been organized and operating for a minimum period time, not to exceed five years, and the requirement that the respective bank holding company, prior to or following the proposed acquisition, controls no more than ten percent (10%) of the total amount of deposits of insured depository institutions in the United States and less than thirty percent (30%) of such deposits in that state (or such lesser or greater amount set by state law).

    The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. This provision, which was effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to "opt out" of this provision, thereby prohibiting interstate branching within that state. Florida did not "opt out" of the interstate branching provisions of the Interstate Banking and Branching Act. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

    Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Company and the Bank cannot be determined at this time.

Capital and Operational Requirements

    The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1997, were 17.7% and 18.7%, respectively.

    The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 1997 was 10.2%.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

    The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Under these guidelines, the Bank is considered well capitalized.

    Banking agencies have also adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

Distributions

    The Company derives funds for cash distributions to its shareholders from a variety of sources, including cash and temporary investments. The primary source of such funds, however, is dividends received from the Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

    In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of the Bank is further subject to the prior claims of creditors of the Bank.

"Source of Strength" Policy

    According to Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when the Company may not be able to provide such support.

CNB Year 2000 Disclosure

    The Company has been working with its primary external service provider to ensure they are taking the necessary steps to remedy any Year 2000 issues. Substantially all of the computer system and application changes are expected to be completed by 1998 year end. No significant costs are expected to be incurred related to Year 2000 issues; however, any such costs would be expensed in the period incurred.

Employees

    As of December 31, 1997, the Bank had 144 full-time equivalent employees, up 10.8% from 130 employees at the end of 1996. The Company's operations are conducted through the Bank and consequently, the Company does not have any separate employees.

Item 2. Properties

    The Bank currently operates out of eleven offices and a non-customer operations center. The Company's first banking office and administrative office are located at 201 North Marion Street, Lake City, Florida, in a three-story historic building. The building was extensively renovated in 1986 and contains approximately 22,000 square feet of which approximately one-third is leased to business tenants at annual rates ranging from $10.49 to $13.64 per square foot. The real estate encompasses one full city block in downtown Lake City. The White Avenue, Live Oak office contains approximately 6,000 square feet and was constructed subsequent to that office opening in 1988. The Fort White and Macclenny offices contain approximately 2,200 and 2,400 square feet, respectively. The Macclenny office's first renovation was completed in 1996 and includes a colonial design, improved service areas and the installation of an Automated Teller Machine. The second renovation, which will add 2,400 square feet began in December, 1997 and is expected to be completed in the second quarter of 1998. The Baya Avenue, Lake City facility was built in 1971 and is a two-story building containing approximately 10,100 square feet. Subsequent to a full renovation in 1994, this facility also houses the Bank's loan operations center on the second floor. The South Ohio Avenue, Live Oak office was constructed in 1984 and contains approximately 2,000 square feet. The South Oaks office renovation was completed in the later part of 1997. The Starke office is a two story, 8,000 square foot building located on a 28,000 square foot parcel of real estate. The Bank currently uses the entire first floor of the building for business, while the second floor is available for future expansion or leasing. The Lake Butler office was constructed in 1993 with approximately 6,750 square feet. The Northwood, Gainesville office was purchased by Farmer & Dealers Bank in August, 1994 and contains approximately 2,000 square feet. The Alachua County, Gainesville office was constructed in 1990 on the north side of Gainesville. The office is a two-story building much like the Lake Butler office and contains approximately 4,500 square feet. Construction on the 90 West office, the third office in Lake City, was completed in August, 1997. The 90 West office is located in the major retail business area of Lake City and contains approximately 2,870 square feet and includes an Automated Teller Machine. In the second quarter of 1997, renovations were completed on the Accounting Department in the Bank's Operations Center. This building has approximately 7,000 square feet, and currently houses the Bank's Bookkeeping, Proof and Accounting operations.

    All properties, including land, improvements, furniture, fixtures, and equipment are owned by the Bank and had a total net book value at December 31, 1997, of approximately $10.1 million. In the opinion of the Company's management, the properties are adequately covered by insurance.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 1, 1998, there were 2,428,385 shares of Common Stock issued and outstanding to 540 holders of record, and 57,687 shares subject to currently exercisable options. There is currently no established public trading market for the Company's stock. Transactions in the Company's common stock are infrequent and negotiated privately between the persons involved in those transactions.

    On July 15, 1997 the Company issued additional stock to existing shareholders and raised $6.8 million in new capital, strengthening the Company's already solid capital position. Shareholders' equity at December 31, 1997 was $29.0 million, as compared to $19.7 million at December 31, 1996.

    Company dividends for 1997 consisted of the payment of quarterly cash dividends in the amount of $0.06 per common share outstanding on February 5 and May 5, and $0.08 per common share outstanding on August 5 and November 5. Payment was made to 1,937,905 holders of record on January and April 25, and 2,422,385 on July and October 25, 1997. The $0.28 total dividend paid in 1997 reflects an increase of 27.3% compared to $.22 total paid in 1996 ($0.05 per common share outstanding on February 5 and May 5, and $0.06 on August 5 and November 5, to 1,639,733 holders of record on January 25, April 25 and July 25, 1996 and 1,937,905 on October 25, 1996).

Item 6. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.

    The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements of the Company and the Bank included elsewhere herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations. In comparing 1997 to 1996, it should be noted that 1997 includes the operations of the Riherd Banking Company and its subsidiary, Farmer and Dealers Bank, for the entire year, whereas 1996 included the operations for only four months, due to the acquisition occurring late in the third quarter of 1996. The financial results since September 1, 1996, applicable to that transaction are included in this report.

                            CNB INC. AND SUBSIDIARY
                        Selected Year-End Financial Data

                                                                                       1997       1996       CHANGE %
                                                                                     ---------  ---------  -------------
Dollars in thousands except per share information.
SUMMARY OF OPERATIONS:
Total Interest Income..............................................................  $  19,420  $  15,090          29%
Total Interest Expense.............................................................     (8,663)    (6,612)         31%
                                                                                     ---------  ---------
  Net Interest Income..............................................................     10,757      8,478          27%
Loan Loss Provision................................................................       (440)      (335)         31%
                                                                                     ---------  ---------
  Net Interest Income After
    Provision for Loan Losses......................................................     10,317      8,143          27%
Non-Interest Income................................................................      2,153      1,777          21%
Non-Interest Expense...............................................................     (7,914)    (6,360)         24%
                                                                                     ---------  ---------
Income Before Taxes................................................................      4,556      3,560          28%
Income Taxes.......................................................................     (1,581)    (1,247)         27%
                                                                                     ---------  ---------
Net Income.........................................................................  $   2,975  $   2,313          29%
                                                                                     ---------  ---------
                                                                                     ---------  ---------
PER COMMON SHARE:
Basic Earnings Per Share...........................................................  $    1.38  $    1.33           4%
Dilutive Earnings Per Share........................................................       1.35       1.30           4%
Book Value.........................................................................      11.95      10.15          18%
Dividends..........................................................................       0.28       0.22          27%
Shares Outstanding.................................................................  2,428,385  1,937,905          25%
Weighted Average Shares Outstanding................................................  2,163,767  1,739,124          24%
Dilutive Weighted Average Shares Outstanding.......................................  2,203,308  1,773,695          24%
KEY RATIOS:
Return on Average Assets...........................................................       1.14%      1.14%          0%
Return on Average Shareholders' Equity.............................................      12.38%     13.88%         (11)%
Dividend Payout-computed on a per share basis......................................      20.29%     16.54%         23%
Overhead Ratio.....................................................................      63.46%     64.10%          (1)%
Total Risk-Based Capital Ratio.....................................................      18.67%     13.58%         37%
Average Shareholders' Equity to Assets.............................................       9.22%      8.24%         12%
Tier 1 Capital to Total Assets--Leverage...........................................      10.20%      7.25%         41%
FINANCIAL CONDITION AT YEAR END:
Assets.............................................................................  $ 273,331  $ 254,945           7%
Net Loans..........................................................................    158,154    147,428           7%
Total Deposits.....................................................................    231,444    226,824           2%
Common Shareholders' Equity........................................................     29,025     19,669          48%

Overview

    Record earnings of $3.0 million, or $1.38 per share, were achieved during 1997 and exceeded 1996's earnings by $662,000, or 28.6%. This past year's earnings also produced a return on average assets of 1.14% and a return on average stockholders' equity of 12.38%, compared to 1.14% and 13.88%, respectively, for 1996. Average return on shareholders' equity was impacted by the issuance of additional stock to existing shareholders during fiscal year 1997. Improved earnings are mainly attributable to a 26.9% increase in net interest income, to $10.8 million from $8.5 million in 1996. Total assets were $273.3 million at December 31, 1997 compared to $254.9 on December 31, 1996, a $18.4 million or 7.2% growth. On July 15, 1997, the Company issued additional stock to existing shareholders and raised $6.8 million in new capital. Stockholders' equity was $29.0 million at the close of 1997, compared to $19.7 million in 1996.

    Total loans as a percentage of total deposits improved to 69.0% at December 31, 1997, from 65.6% at year-end 1996. The improved loan to deposit ratio is a result of increased total loans by $10.8 million, or 7.3%, while deposits have increased by $4.6 million, or 2%. Therefore, loan growth during this past year was the main contributor to the $2.3 million, or 26.9%, increase in net interest income, as compared to 1996.

    Liquidity and capital ratios remain well within regulatory limits. Total non-performing assets increased by $1.1 million to $1.5 million in 1997 from $404,000 in 1996, an increase of 277%. Non-performing assets as a percentage of total assets increased to 0.56% in 1997 from 0.16% in 1996. The significant increase in non-accrual loans since year-end 1996 was attributable to seven different loan relationships acquired in the Farmers & Dealers merger. Non-performing assets are further discussed in section titled Loan Quality.

    Dividends paid in 1997 were $0.28 per share, representing an earnings per share payout of 20.3%.

Results of Operations

    Improved earnings are mainly attributable to a 26.9% increase in net-interest income to $10.8 million, from $8.5 million in 1996. The total average loan portfolio, which is the largest and highest yielding component of earning assets, increased as a percentage of average earning assets to 65.1% from 63.5% in 1996. The improved loan ratio is a result of increasing average loans by $37.7 million, or 32.1%, while average assets have increased by $58.4 million, or 28.8%. The Company's total average investments increased by $12.3 million, or 22.2% to $67.6 million in 1997, compared to $55.3 million in 1996. Provision for loan losses increased $105,000 to $440,000 or 31.3% from $335,000 in 1996, in direct correlation to the higher average loans outstanding. Non-interest expenses increased $1.6 million, or 24.4%, to $7.9 million in 1997 compared to $6.4 million in 1996. Non-interest expenses as a percentage of average total assets declined slightly to 3.0% at December 31, 1997, compared to 3.1% for the year ended 1996.

Net Interest Income/Margins

    Net interest income, the primary source of revenue for the Bank, increased by 26.9% to $10.8 million in 1997, from $8.5 million in 1996. Total average assets increased by 28.8%, as the Company maintained the same ratio of average earning assets to total average assets. Net interest margins decreased slightly to 4.52% in 1997, from 4.59% in 1996. Yields on securities available-for-sale increased to 6.09% from 6.06% in 1996. Table 1: "Average Balances - Yields and Rates", below, indicates the

Company's average volume of interest earning assets and interest bearing liabilities for 1997 and 1996. Total earning asset yields decreased to 8.15% in 1997 from 8.16%, while rates on interest-bearing liabilities increased to 4.25% from 4.13% in 1996. Average time deposits for 1997 represented 52.6% of total average deposits, compared to 51.5% a year earlier. Table 1a: "Analysis of Changes in Interest Income and Expense", below, indicates that the change in interest income was due mainly to volume increases in the loan portfolio, while the change in interest expense was primarily due to increased volume in Time Deposits.

                  Table 1: Average Balances--Yields and Rates

                                                       DECEMBER 31, 1997                     DECEMBER 31, 1996
                                              -----------------------------------  -------------------------------------
                                                          INTEREST                             INTEREST
                                               AVERAGE    INCOME OR     AVERAGE     AVERAGE    INCOME OR      AVERAGE
                                               BALANCE     EXPENSE       RATE       BALANCE     EXPENSE        RATE
                                              ---------  -----------  -----------  ---------  -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold                          $  13,480   $     720         5.34%  $  11,781   $     613          5.20%
  Investment Securities
    Available for Sale......................     58,442       3,560         6.09      43,180       2,615          6.06
  Investment Securities
    Held to Maturity........................      9,160         490         5.35      12,135         654          5.39
  Loans, net unearned (1)...................    155,168      14,542         9.37     117,450      11,188          9.53
  Interest Bearing Deposits.................      1,946         108         5.55         352          20          5.68
                                              ---------  -----------         ---   ---------  -----------         ----
TOTAL EARNING ASSETS........................    238,196      19,420         8.15     184,898      15,090          8.16
  All Other Assets..........................     22,508                               17,434
                                              ---------                            ---------
TOTAL ASSETS................................  $ 260,704                            $ 202,332
                                              ---------                            ---------
                                              ---------                            ---------
LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW & Money Markets.......................  $  62,465       1,555         2.49   $  50,945       1,330          2.61
  Savings...................................     15,146         296         1.95      13,466         277          2.06
  Time Deposits.............................    119,545       6,404         5.36      93,481       4,847          5.19
  Short Term Borrowings.....................      4,738         239         5.04         520          25          4.81
  Notes Payable & Debentures................      2,100         169         8.05       1,511         133          8.80
                                              ---------  -----------         ---   ---------  -----------         ----
TOTAL INTEREST BEARING
  LIABILITIES...............................    203,994       8,663         4.25     159,923       6,612          4.13
  Demand Deposits...........................     30,246                               23,701
  Other Liabilities.........................      2,434                                2,041
  Shareholders' Equity......................     24,030                               16,667
                                              ---------                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY....................................  $ 260,704                            $ 202,332
                                              ---------                            ---------
                                              ---------                            ---------
                                                                             ---                                  ----
INTEREST SPREAD (2).........................                                3.90%                                 4.03%
                                                                             ---                                  ----
                                                                             ---                                  ----
                                                         -----------                          -----------
NET INTEREST INCOME.........................              $  10,757                            $   8,478
                                                         -----------                          -----------
                                                         -----------                          -----------
NET INTEREST MARGIN (3).....................                                4.52%                                 4.59%
                                                                             ---                                   ---
                                                                             ---                                   ---


------------------------------

(1) Interest income on average loans includes loan fee recognition of $531,000 and $410,000 in 1997 and 1996 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                                           NET CHANGE DECEMBER 31,          NET CHANGE DECEMBER 31,
                                                         1996-1997 ATTRIBUTABLE TO:          1995-1996 ATTRIBUTABLE
                                                                                                      TO:
                                                   ---------------------------------------  -------------------------------------
                                                                                   NET                                    NET
                                                    VOLUME (1)     RATE (2)      CHANGE     VOLUME (1)    RATE (2)      CHANGE
                                                   -------------  -----------  -----------  -----------  -----------  -----------
                                                                              (THOUSANDS)
INTEREST INCOME:
  Federal Funds Sold.............................    $      88            19          107    $     249          (72)         177
  Investment Securities Available for Sale.......          926            19          945        1,387          391        1,778
  Investment Securities Held to Maturity.........         (160)           (4)        (164)      (1,599)         (38)      (1,637)
  Loans..........................................        3,600          (246)       3,354        2,349         (322)       2,027
  Interest Bearing Deposits......................           90            (2)          88       --               --         --
                                                        ------           ---        -----   -----------         ---   -----------
    Total........................................    $   4,544          (214)       4,330       $2,386          (41)       2,345
INTEREST EXPENSE:
  NOW & Money Markets............................    $     300           (75)         225    $     243           46          289
  Savings........................................           35           (16)          19           32          (75)         (43)
  Time Deposits..................................        1,357           200        1,557          557         (154)         403
  Short Term Borrowings..........................          213             1          214           25           --           25
  Notes Payable & Debentures.....................           52           (16)          36          (10)         (18)         (28)
                                                        ------           ---        -----   -----------         ---   -----------
    Total........................................        1,957            94        2,051          847         (201)         646
                                                        ------           ---        -----   -----------         ---   -----------
      Net Interest Income........................    $   2,587          (308)       2,279    $   1,539          160        1,699
                                                        ------           ---        -----   -----------         ---   -----------
                                                        ------           ---        -----   -----------         ---   -----------


----------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period. (2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

Non-Interest Income

    Non-interest income increased by 21.2% to $2.2 million in 1997 from $1.8 million in 1996. As a percentage of average assets, there was a slight decrease to 0.83% from 0.88% in 1996. Service charges on deposit accounts increased to $1.7 million from $1.4 million, an increase of 23.4% from 1996. Other fee income, which includes credit card fees, credit life income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees had a modest increase of $47,000 or 12.8%. The increase in deposit service charges and other fees were not in proportion with the growth in average assets.

Non-Interest Expense

    Non-interest expense increased by $1.6 million, or 24.4% for the year ended 1997, as compared to 1996. Salaries and employee benefits have increased $844,000 from 1996; however, as a percentage of average total assets they are essentially unchanged. Occupancy and equipment expenses have increased $411,000 or 42.1%. Fixed assets relating to the Farmers & Dealers merger, which occurred late in the third quarter of 1996, added approximately $215,000 to occupancy expense in 1997. The opening of an Operations Center late in the fourth quarter of 1996, which houses the Company's item processing and check imaging systems, and the opening of the West 90 Office in the third quarter of 1997 were also contributing factors.

    Other operating expense increased $300,000, or 13.2%, in 1997 as compared to 1996. The increase is mainly attributable to a 74.2% increase in additional data processing costs of $221,000, which resulted when the Company renewed, at prevailing market rates, a data processing service contract that expired in late 1996. Also contributing to the increase were operating expenses relating to the additional offices as well as imaging supplies. In addition, the Bank installed a new toll-free telephone banking system, which allows our customers access to their accounts 24 hours a day, seven days a week.

    The following table details the areas of significant non-interest expense.

                       Table 2: Other Operating Expenses
                         (Dollar amounts in thousands)
                            Year Ended December 31,

                                                                                                     1997       1996
                                                                                                   ---------  ---------
Special one time SAIF assessment.................................................................  $  --      $     327
Data processing..................................................................................        519        298
Advertising and Promotion........................................................................        257        237
Dues and Subscriptions/Contributions.............................................................         57         42
Postage and delivery.............................................................................        336        219
Regulatory fees..................................................................................        119        176
Amortization of intangible assets................................................................        202        158
Legal and professional...........................................................................        158        134
Supplies.........................................................................................        231        133
Loan expenses....................................................................................        135        120
Telephone........................................................................................        185        105
Administrative...................................................................................        103         92
Other............................................................................................        264        225
                                                                                                   ---------  ---------
  Total other operating expenses.................................................................  $   2,566  $   2,266
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

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

    On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. No derivative financial instruments are held by the Company, but other financial instruments, which include investments, loans and deposit liabilities are included in the Company's balance sheet. The release requires quantitative and qualitative disclosures about market risk.

    The Company has prepared a table which will enhance the presentation of market risk associated with financial instruments held by the Company. In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 1997, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1997 should not necessarily be considered to apply at subsequent dates.

Table 3: Rate Sensitivity Analysis
  December 31, 1997


                                                                                                                       FAIR
(DOLLARS IN THOUSANDS)                    1998       1999       2000       2001       2002      BEYOND      TOTAL      VALUE
--------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-EARNING ASSETS:
Loans
  Fixed Rate Loans....................  $  10,608  $   6,091  $  10,378  $  11,820  $   9,902  $  22,132  $  70,931  $  71,120
    Average Interest Rate.............       8.96%     10.88%      9.97%      9.18%      9.09%      8.57%      9.21%
  Variable Rate Loans.................      9,115      4,757      8,376      4,762      4,048     57,660     88,718     88,718
    Average Interest Rate.............       9.91%     10.16%      9.34%      9.08%      9.42%      8.38%      8.81%
Investment Securities(1)
  Fixed Rate Investments..............     16,702      2,148      7,462      1,056      3,000      4,933     35,301     35,252
    Average Interest Rate.............       5.64%      5.76%      5.81%      6.75%      6.89%      5.79%      5.84%
  Variable Rate Investments...........      1,500      8,005      1,000      7,064     --          6,274     23,843     24,138
    Average Interest Rate.............       5.60%      6.06%      6.54%      6.47%                 7.04%      6.43%
Federal Funds Sold....................     24,125     --         --         --         --         --         24,125     24,125
    Average Interest Rate.............       5.50%                                                             5.50%
Other Earning Assets(2)...............      7,124     --         --         --         --         --          7,124      7,124
    Average Interest Rate.............       5.77%                                                             5.77%
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Interest-Earning
  Assets..............................  $  69,174  $  21,001  $  27,216  $  24,702  $  16,950  $  90,999  $ 250,042  $ 250,477
    Average Interest Rate.............       6.68%      8.36%      8.51%      8.28%      8.78%      8.19%      7.87%
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-BEARING LIABILITIES:
NOW...................................  $  11,769  $  --      $  --      $  --      $  --      $  26,782  $  38,551   $ 38,551
    Average Interest Rate.............       1.80%                                                  1.80%      1.80%
Money Market..........................     21,672     --         --         --         --          2,862     24,534     24,534
    Average Interest Rate.............       4.08%                                                  2.14%      3.85%
Savings...............................      4,363     --         --         --         --         10,860     15,223     15,223
    Average Interest Rate.............       1.98%                                                  1.98%      1.98%
CD's $100M and Over...................     20,743      4,133      7,431        624        225     --         33,156     33,023
    Average Interest Rate.............       5.63%      6.19%      6.34%      6.10%      5.66%                 5.87%
CD's Under $100M......................     73,676     10,555      3,264      2,540        217         25     90,277     90,088
    Average Interest Rate.............       5.14%      5.72%      5.78%      5.85%      5.98%      6.34%      5.25%
Securities Sold Under
  Repurchase Agreements...............      9,157     --         --         --         --         --          9,157      9,157
    Average Interest Rate.............       5.11%                                                             5.11%
Notes Payable.........................      1,450     --         --         --         --         --          1,450      1,450
    Average Interest Rate.............       8.00%                                                             8.00%
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total Interest-Bearing Liabilities....  $ 142,830  $  14,688  $  10,695  $   3,164  $     442  $  40,529  $ 212,348   $212,026
    Average Interest Rate.............       4.71%      5.85%      6.17%      5.90%      5.82%      1.88%      4.34%
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $407,000.

(2) Represents interest bearing deposits with Banks, FRB Stock, Federal Home Loan Bank Stock and other marketable equity securities.

    The Bank's gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the internal Company's analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to a historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor: net interest income.

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale) totaled $83.3 million and represented 36.6% of average total deposits during 1997, compared to $63.2 million and 34.8% for 1996. Average loans were 68.2% and 64.7% of average deposits for 1997 and 1996, respectively. As noted in Table 5--"Loan Portfolio Composition", approximately $141.1 million, or 88.4%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 12.4% of the portfolio matures within one year.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 87.3% of total deposits in 1997 and 91.4% in 1996. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. The Bank does not nor has it ever solicited brokered deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.

             Table 4: Maturity of Time Deposits of $100,000 or More
                               December 31, 1997

                                                                                                         AMOUNT
                                                                                                       (THOUSANDS)
                                                                                                       -----------
Three Months or Less.................................................................................   $   5,246
Three Through Six Months.............................................................................       6,703
Six Through Twelve Months............................................................................       8,795
Over Twelve Months...................................................................................      12,412
                                                                                                       -----------
Total................................................................................................   $  33,156
                                                                                                       -----------
                                                                                                       -----------

Lending Activities

    In 1997, local markets served by the Company were generally improved. Real estate loans, including residential mortgages, reflected the largest increase of 20.7%. Because loans are expected to produce higher yields than securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. During 1997, average loans were $155.2 million and were 65.1% of average earning assets, compared to $117.5 million and 63.5% for 1996. Average loans increased by $37.7 million, or 32.1%, during 1997. On December 31, 1997, the Company's loan-to-deposit ratio stood at 69.0%, compared to 65.6% at the end of 1996. The following table compares the composition of the Company's loan portfolio as of December 31, 1997, to 1996. This loan portfolio composition is expected to stay roughly the same in 1998.

                      Table 5: Loan Portfolio Composition

                                                                                            DECEMBER 31,
                                                                             ------------------------------------------
TYPES OF LOANS                                                                       1997                  1996
---------------------------------------------------------------------------  --------------------  --------------------
                                                                                             (THOUSANDS)
Commercial, Financial and Agricultural.....................................  $  69,238      43.4%  $  68,595      46.1%
Real Estate--Construction..................................................      3,336       2.1%      4,029       2.7%
Real Estate--Mortgage......................................................     68,561      42.9%     56,787      38.2%
Installment and Consumer Lines.............................................     18,514      11.6%     19,413      13.0%
                                                                             ---------  ---------  ---------  ---------
Total Loans, Net of Unearned Discount......................................    159,649     100.0%    148,824     100.0%
Less: Allowance for Loan Losses............................................     (1,495)               (1,396)
                                                                             ---------             ---------
Net Loans..................................................................  $ 158,154             $ 147,428
                                                                             ---------             ---------
                                                                             ---------             ---------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio December 31, 1997. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans
                               December 31, 1997

                                                                                0-12         1-5      OVER 5
                                                                               MONTHS       YEARS      YEARS      TOTAL
                                                                             -----------  ---------  ---------  ---------
                                                                                             (THOUSANDS)
All Loans Other Than Construction..........................................   $  16,387   $  60,134  $  79,792  $ 156,313
Real Estate--Construction..................................................       3,336      --         --          3,336
                                                                             -----------  ---------  ---------  ---------
Total......................................................................   $  19,723   $  60,134  $  79,792  $ 159,649

Fixed Interest Rate........................................................   $  10,608   $  38,191  $  22,132  $  70,931
Variable Interest Rate.....................................................   $   9,115   $  21,943  $  57,660  $  88,718

Loan Quality

    Total non-performing assets increased by $1.1 million, or 277.0%, to $1.5 million in 1997 from $404,000 in 1996. Despite the increase, the Company's ratio of non-performing assets to total loans plus other real estate owned is in line with other similar banking institutions. Non-performing assets as a percentage of total assets increased to 0.56% in 1997 from 0.16% in 1996. Non-accrual loans have increased $958,000 since December 31, 1996. The increase in non-accrual loans since December 31, 1996 was attributable to seven different loans acquired in the Farmers & Dealers merger. The majority of these loans are in litigation and the Bank is actively pursuing collection strategies. Other real estate owned increased $232,000, which is entirely due to two commercial real estate loans obtained in the merger.

                         Table 7: Non-Performing Assets

                                                                                                         DECEMBER 31,
                                                                                                     --------------------
                                                                                                       1997       1996
                                                                                                     ---------  ---------
                                                                                                         (DOLLARS IN
                                                                                                          THOUSANDS)
Non-Accrual Loans..................................................................................  $   1,045  $      87
Past Due Loans 90 Days or More and Still Accruing..................................................        158        229
Other Real Estate Owned............................................................................        320         88
                                                                                                     ---------  ---------
Total Non-Performing Assets........................................................................  $   1,523  $     404
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------
Percent of Total Assets............................................................................       0.56%      0.16%
                                                                                                     ---------  ---------
                                                                                                     ---------  ---------

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for potential losses inherent to the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on December 31, 1997, was 0.94% of total loans. Table 8, Allocation of Allowance for Loan Losses, set forth below, indicates the specific reserves allocated by loan type.

                Table 8: Allocation of Allowance for Loan Losses

                                                                                          DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                              1997                            1996
                                                                 ------------------------------  ------------------------------
                                                                                 PERCENT OF                      PERCENT OF
                                                                                LOANS IN EACH                   LOANS IN EACH
                                                                                 CATEGORY TO                     CATEGORY TO
                                                                   AMOUNT        TOTAL LOANS       AMOUNT        TOTAL LOANS
                                                                 -----------  -----------------  -----------  -----------------
                                                                                     (DOLLARS IN THOUSANDS)
Commercial, Financial and Agricultural.........................   $     932              43%      $     821              46%
Real Estate--Construction......................................           9               2%              5               3%
Real Estate--Mortgage..........................................         163              43%            154              38%
Consumer.......................................................         391              12%            416              13%
Unallocated....................................................      --              --              --              --
                                                                 -----------            ---      -----------            ---
Total..........................................................   $   1,495             100%      $   1,396             100%
                                                                 -----------            ---      -----------            ---
                                                                 -----------            ---      -----------            ---

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: Activity in Allowance for Loan Losses, below, indicates activity in the allowance for loan losses for the year 1997 as compared to 1996.

                 Table 9: Activity in Allowance for Loan Losses

                                                                                                 1997       1996
                                                                                               ---------  ---------
                                                                                                   (DOLLARS IN
                                                                                                    THOUSANDS)
Balance at Beginning of Year.................................................................  $   1,396  $     946
Allowance Acquired in Merger.................................................................     --            371
Loans Charged-Off:
  Commercial, Financial and Agricultural.....................................................        160         79
  Real Estate, Mortgage......................................................................          0          1
  Consumer...................................................................................        248        203
                                                                                               ---------  ---------
      Total Loans Charged-Off................................................................       (408)      (283)
Recoveries on Loans Previously Charged-Off:
  Commercial, Financial and Agricultural.....................................................         24          7
  Real Estate Mortgage.......................................................................          0          1
  Consumer...................................................................................         43         19
                                                                                               ---------  ---------
    Total Loan Recoveries....................................................................         67         27
                                                                                               ---------  ---------
      Net Loans Charged-Off..................................................................       (341)      (256)
                                                                                               ---------  ---------
Provision for Loan Losses Charged to Expense.................................................        440        335
                                                                                               ---------  ---------
Ending Balance...............................................................................  $   1,495  $   1,396
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Total Loans Outstanding......................................................................  $ 159,649  $ 148,824
Average Loans Outstanding....................................................................  $ 155,168  $ 117,450
Allowance for Loan Losses to Loans Outstanding...............................................       0.94%      0.94%
Net Charge-Offs to Average Loans Outstanding.................................................       0.22%      0.22%

Investment Portfolio

    The following tables set forth the maturity distribution and the weighted average yields of securities held to maturity and securities available for sale.

            Table 10: Maturity Distribution of Investment Securities
                               December 31, 1997

                                                                     HELD TO MATURITY            AVAILABLE FOR SALE
                                                               ----------------------------  --------------------------
                                                                AMORTIZED      ESTIMATED      AMORTIZED     ESTIMATED
                                                                  COST       MARKET VALUE       COST      MARKET VALUE
                                                               -----------  ---------------  -----------  -------------
                                                                                      THOUSANDS
U.S. Treasury:
  One Year or Less...........................................   $  --          $  --          $   8,993     $   9,009
  Over One Through Five Years................................      --             --             17,954        18,210
                                                               -----------        ------     -----------  -------------
Total U.S. Treasury..........................................      --             --             26,947        27,219
U.S. Government Agencies and Corporations:
  One Year or Less...........................................      --             --              5,507         5,505
  Over One Through Five Years................................      --             --              7,153         7,173
  Over Five Through Ten Years................................      --             --              2,007         2,006
                                                               -----------        ------     -----------  -------------
Total U.S. Government Agencies and Corporations..............      --             --             14,667        14,684
Obligations of State and Political
Subdivisions:
  Over One Through Five Years................................      --             --                100           103
  Over Five Through Ten Years................................      --             --                707           738
  Over Ten Years.............................................      --             --                608           647
                                                               -----------        ------     -----------  -------------
Total Obligations of State and Political Subdivisions........      --             --              1,415         1,488
Mortgage-Backed Securities (2):
  One Year or Less...........................................       3,701          3,631         --            --
  Over One Through Five Years................................       4,395          4,305            133           133
  Over Five Through Ten Years................................      --             --              1,741         1,727
  Over Ten Years.............................................      --             --              6,145         6,204
                                                               -----------        ------     -----------  -------------
Total Mortgage-Backed Securities.............................       8,096          7,936          8,019         8,064
Other Securities:
  Over Ten Years (3).........................................      --             --              1,388         1,388
                                                               -----------        ------     -----------  -------------
Total Other Securities.......................................      --             --              1,388         1,388
                                                               -----------        ------     -----------  -------------
Total Securities.............................................   $   8,096      $   7,936      $  52,436     $  52,843
                                                               -----------        ------     -----------  -------------
                                                               -----------        ------     -----------  -------------

------------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents investments in mortgage-backed securities which are subject to early repayment.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

            Table 10a: Weighted Average Yield by Range of Maturities

                                                                                                            DECEMBER 31,
                                                                                                           -------------
                                                                                                         1997         1996
                                                                                                         -----        -----
One Year or Less....................................................................................        5.63%        5.24%
Over One through Five Years.........................................................................        5.93         6.09
Over Five through Ten Years.........................................................................        6.78         6.43
Over Ten Years(1)...................................................................................        6.53         6.14

------------------------------

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

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at year-end 1997 as compared to 1996 are as follows:

                            Table 11: Capital Ratios

                                                                        DECEMBER 31,
                                                                    --------------------  WELL CAPITALIZED     REGULATORY
                                                                      1997       1996       REQUIREMENTS        MINIMUMS
                                                                    ---------  ---------  -----------------  ---------------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio............................................       17.7%      12.6%           6.0%              4.0%
  Total Capital to Risk-Weighted Assets...........................       18.7%      13.6%          10.0%              8.0%
Tier 1 Leverage Ratio.............................................       10.2%       7.3%           5.0%              4.0%

Item 7. Financial Statements

    The consolidated financial statements which follow have been audited by the Company's independent certified public accountants, Arthur Andersen LLP. Their opinion on the Company's consolidated financial statements is also included therein.

                           CNB, Inc. and Subsidiary

                        Consolidated Financial Statements

                        as of December 31, 1997 and 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CNB, Inc. and Subsidiary:

We have audited the accompanying consolidated statement of financial condition of CNB, INC. (a Florida corporation) AND SUBSIDIARY as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CNB, Inc. and subsidiary as of December 31, 1996 were audited by other auditors whose report dated January 31, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
February 13, 1998

                            CNB, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                                                        1997            1996
                                                                                   --------------  --------------
CASH AND CASH EQUIVALENTS:
   Cash and due from banks.......................................................  $    9,995,724  $   12,789,396
   Federal funds sold............................................................      24,125,000       9,950,000
   Interest-bearing deposits in other banks......................................       5,735,902         140,986
                                                                                   --------------  --------------
     Total cash and cash equivalents.............................................      39,856,626      22,880,382
INVESTMENT SECURITIES AVAILABLE FOR SALE.........................................      52,842,809      60,866,357
INVESTMENT SECURITIES HELD TO MATURITY...........................................       8,096,443      10,008,604
LOANS, net.......................................................................     158,153,524     147,428,138
PREMISES AND EQUIPMENT, net......................................................      10,116,830       9,459,393
OTHER ASSETS.....................................................................       4,264,770       4,302,470
                                                                                   --------------  --------------
     Total assets................................................................  $  273,331,002  $  254,945,344
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits:
    Noninterest-bearing demand...................................................  $   29,702,903  $   33,201,517
    Savings, NOW, and money market...............................................      78,308,184      79,111,428
    Time, under $100,000.........................................................      90,276,133      90,533,210
    Time, $100,000 and over......................................................      33,156,438      23,977,814
                                                                                   --------------  --------------
        Total deposits...........................................................     231,443,658     226,823,969
  Securities sold under repurchase agreements....................................       9,156,788       3,766,347
  Notes payable..................................................................       1,450,000       2,650,000
  Other Liabilities..............................................................       2,255,337       2,036,195
                                                                                   --------------  --------------
        Total liabilities........................................................     244,305,783     235,276,511
                                                                                   --------------  --------------
                                                                                   --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares authorized, no shares issued
    or outstanding...............................................................               0               0
  Common stock, $.01 par value; 10,000,000 shares authorized, 2,428,385 and
    1,937,905 shares issued and outstanding......................................          24,284          19,379
  Additional paid-in capital.....................................................      19,489,416      12,682,601
  Retained earnings..............................................................       9,256,327       6,901,006
  Unrealized gain on securities available for sale, net of taxes.................         255,192          65,847
                                                                                   --------------  --------------
        Total shareholders' equity...............................................      29,025,219      19,668,833
                                                                                   --------------  --------------
        Total liabilities and shareholders' equity...............................  $  273,331,002  $  254,945,344
                                                                                   --------------  --------------
                                                                                   --------------  --------------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
INTEREST INCOME:
  Interest and fees on loans.......................................................  $  14,542,106  $  11,187,824
  Interest on investment securities available for sale.............................      3,560,172      2,615,265
  Interest on investment securities held to maturity...............................        489,445        653,748
  Interest on federal funds sold...................................................        720,380        612,765
  Interest on interest-bearing deposits............................................        107,904         20,078
                                                                                     -------------  -------------
        Total interest income......................................................     19,420,007     15,089,680
                                                                                     -------------  -------------
INTEREST EXPENSE:
  Interest on deposits.............................................................      8,255,219      6,454,024
  Interest on short-term borrowings................................................        238,387         25,023
  Interest on notes payable........................................................        169,235        132,506
                                                                                     -------------  -------------
        Total interest expense.....................................................      8,662,841      6,611,553
                                                                                     -------------  -------------
NET INTEREST INCOME................................................................     10,757,166      8,478,127

PROVISION FOR LOAN LOSS............................................................        440,000        335,000
                                                                                     -------------  -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS..................................     10,317,166      8,143,127
                                                                                     -------------  -------------
NONINTEREST INCOME:
  Service charges..................................................................      1,733,762      1,404,930
  Other fees and charges...........................................................        418,564        397,199
  Gain (loss) on sale of securities................................................          1,171        (24,945)
                                                                                     -------------  -------------
        Total noninterest income...................................................      2,153,497      1,777,184
                                                                                     -------------  -------------
NONINTEREST EXPENSE:
  Salaries and employee benefits...................................................      3,960,235      3,116,705
  Occupancy and equipment expenses.................................................      1,387,578        976,708
  SAIF assessment..................................................................              0        326,823
  Other operating expenses.........................................................      2,566,620      1,939,533
                                                                                     -------------  -------------
        Total noninterest expense..................................................      7,914,433      6,359,769
                                                                                     -------------  -------------
INCOME BEFORE INCOME TAXES.........................................................      4,556,230      3,560,542

INCOME TAXES.......................................................................      1,580,779      1,247,261
                                                                                     -------------  -------------
NET INCOME.........................................................................  $   2,975,451  $   2,313,281
                                                                                     -------------  -------------
                                                                                     -------------  -------------
EARNINGS PER SHARE (Note 2):
  Basic earnings per share.........................................................  $        1.38  $        1.33
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Average common shares............................................................      2,163,767      1,739,124
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Diluted earnings per share.......................................................  $        1.35  $        1.30
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Dilutive average common shares and share equivalents.............................      2,203,308      1,773,695
                                                                                     -------------  -------------
                                                                                     -------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                           NET
                                                                                                        UNREALIZED
                                                      COMMON STOCK          ADDITIONAL                  GAIN (LOSS)      TOTAL
                                              ---------------------------    PAID-IN       RETAINED    ON INVESTMENT  SHAREHOLDERS'
                                                  SHARES        VALUE        CAPITAL       EARNINGS      SECURITIES      EQUITY
                                              -------------  ------------  ------------  ------------  -------------  -------------
BALANCE, December 31, 1995.................      1,639,733     $ 16,397     $ 9,784,369  $ 4,966,357   $   (13,227)   $ 14,753,896
  Net income...............................              0            0               0    2,313,281             0       2,313,281
  Cash dividends...........................              0            0               0     (378,632)            0        (378,632)
  Shares issued in connection with an
    acquisition (Note 3)...................        298,172        2,982       2,898,232            0             0       2,901,214
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes..................................              0            0               0            0        79,074          79,074
                                              -------------  ------------  ------------  ------------  -------------  -------------
BALANCE, December 31, 1996.................      1,937,905       19,379      12,682,601    6,901,006        65,847      19,668,833

  Net income...............................              0            0               0    2,975,451             0       2,975,451
  Cash dividends...........................              0            0               0     (620,130)            0        (620,130)
  Issuance of common stock at $14 per
    share, net of offering cost............        484,480        4,845       6,749,250            0             0       6,754,095
  Issuance of common stock for option
    agreements, net of repurchases.........          6,000           60          57,565            0             0          57,625
  Change in unrealized gain on
    investment securities available for....
    sale, net of taxes.....................              0            0               0            0      189,345         189,345
                                              -------------  ------------  ------------  ------------  -------------  -------------
BALANCE, December 31, 1997.................      2,428,385     $ 24,284    $ 19,489,416  $ 9,256,327   $   255,192    $ 29,025,219
                                              -------------  ------------  ------------  ------------  -------------  -------------
                                              -------------  ------------  ------------  ------------  -------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                           CNB, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $   2,975,451  $   2,313,281
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...................................................        828,065        579,686
    Provision for loan losses.......................................................        440,000        335,000
    Investment securities amortization, net.........................................        135,401        225,856
    Deferred income tax benefit.....................................................        (30,582)      (165,768)
    Changes in assets and liabilities:
      Other assets..................................................................       (246,147)       171,352
      Other liabilities.............................................................        219,142        336,470
                                                                                      -------------  -------------
        Net cash provided by operating activities...................................      4,321,330      3,795,877
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale.............................    (17,191,974)   (17,629,662)
  Proceeds from sales of investment securities available for sale...................              0      4,014,219
  Proceeds from maturities of investment securities available for sale..............     25,417,052     10,266,445
  Proceeds from maturities of investment securities held to maturity................      1,877,318      3,185,437
  Net increase in loans.............................................................    (11,165,386)   (21,773,508)
  Purchases of premises and equipment...............................................     (1,283,806)    (1,427,233)
  Cash received related to acquisition, net of cash paid............................              0        214,372
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................     (2,346,796)   (23,149,930)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..........................................................      4,619,689     24,449,208
  Net increase in securities sold under repurchase agreements.......................      5,390,431      3,766,347
  Borrowings under note payable.....................................................              0      2,650,000
  Repayment of note payable.........................................................     (1,200,000)      (950,000)
  Redemption of subordinated debentures.............................................              0       (274,250)
  Cash dividends....................................................................       (620,130)      (378,632)
  Issuance of common stock in connection with rights offering.......................      6,754,095              0
  Issuance of common stock for option agreements....................................         57,625              0
                                                                                      -------------  -------------
        Net cash provided by financing activities...................................     15,001,710     29,262,673
                                                                                      -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................     16,976,244      9,908,620

CASH AND CASH EQUIVALENTS, beginning of year........................................     22,880,382     12,971,762
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, end of year..............................................  $  39,856,626  $  22,880,382
                                                                                      -------------  -------------
                                                                                      -------------  -------------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION

    ORGANIZATION AND NATURE OF OPERATIONS

    CNB, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly owned banking subsidiary, CNB National Bank (the "Bank"), which is chartered as a national bank in Lake City, Florida. The Bank is a member of the Federal Reserve System and conducts business from a total of 11 offices in north Florida. The Company offers a full range of lending and deposit products.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry.

    RECLASSIFICATIONS

    Certain amounts and captions presented in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVESTMENT SECURITIES

    AVAILABLE FOR SALE

    Securities available for sale represent investment securities which are used for asset/liability, liquidity, and other funds that management purposes are deemed to have indefinite holding periods. These securities are recorded at fair value, with unrealized gain and losses, net of deferred income taxes, recorded as a separate component of shareholders' equity.

    HELD TO MATURITY

    Securities held to maturity represent investment securities where the Company's intent and ability is to hold to maturity are stated at cost, adjusted for amortiza-tion of premiums and accretion of discounts.

Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

LOANS AND LOAN FEES

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan loss. Interest on substantially all loans other than installment loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. Interest on some installment loans is recognized using the rule-of-78s method, the results of which are not materially different than the interest method.

Loan fees, net of loan origination costs, are capitalized and amortized as yield adjustments over the respective loan terms using a method which does not differ significantly from the interest method. For 1997 and 1996, loan fees included in interest and fees on loans amounted to $531,454 and $410,033, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans that are 90 days or more past due, unless substantially collateralized and in the process of collection, or sooner if, in the opinion of management, the borrower's financial condition is such that collection of principal or interest is doubtful.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expenses as incurred. Gains and losses on dispositions are reflected in income.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset.

OTHER REAL ESTATE OWNED

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or at fair value, less cost to sell.

INTANGIBLES

The Company has intangible assets with carrying amounts of $1,556,689 and $1,725,854 at December 31, 1997 and 1996, respectively. Intangible assets consist of core deposits and goodwill. Core deposit intangibles are being amortized over a 10-year period using the straight-line method. Goodwill is being amortized over a 15-year period on a straight-line basis. Amortization of all intangible assets was $201,696 and $158,465 for 1997 and 1996, respectively.

Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The Company and the Bank file consolidated federal and state income tax returns. Under a tax-sharing arrangement, income tax charges or credits are generally allocated to the Company and the Bank on the basis of their respective taxable income or loss that is included in the consolidated income tax return, as determined by the separate return method.

    EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on weighted average number of shares of common stock. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options (Note 15). Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the years ended December 31, 1997 and 1996.

    CASH FLOW INFORMATION

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all items have an original maturity of 90 days or less. Cash paid for interest was $8,308,219 and $6,632,799 during 1997 and 1996, respectively, and cash paid for income taxes was $1,785,000 and $1,247,912 during 1997 and 1996, respectively.

3.  ACQUISITION

    On August 31, 1996, the Company acquired Riherd, Inc. ("Riherd") and its wholly owned subsidiary bank, Farmers and Dealers Bank ("F&D") of Lake Butler, Florida, which had assets of $48.0 million. F&D operated from its Lake Butler headquarters and its two branch offices in Alachua County. The acquisition was effected through the Company's issuance of 298,172 of its common shares valued at approximately $2.9 million and the payment of approximately $2.7 million in cash to Riherd's shareholders. As a part of this transaction, Riherd and F&D were merged into the Company and the Bank, respectively.

    The acquisition was accounted for by the Company as a purchase transaction and resulted in goodwill of approximately $990,000. Goodwill is being amortized over a 15-year period on a straight-line basis. Operating results of Riherd and F&D after August 31, 1996 are included in the accompanying consolidated statements of income.

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of investment securities available for sale at December 31, 1997 are as follows:

                                      U.S.              U.S.            STATE,         MORTGAGE-
                                    TREASURY         GOVERNMENT       COUNTY, AND       BACKED
                                   SECURITIES         AGENCIES         MUNICIPAL      SECURITIES       OTHER           TOTAL
                                  -------------    -------------     ------------    ------------   ------------   -------------
Amortized cost.................    $26,947,111      $14,667,695       $1,415,030      $8,018,219     $1,387,750     $52,435,805
Gross unrealized:
  Gains........................        272,803           34,362           72,416          88,778              0         468,359
  Losses.......................           (613)         (17,965)               0         (42,777)             0         (61,355)
                                  -------------    -------------     ------------    ------------   ------------   -------------
Estimated fair value...........    $27,219,301      $14,684,092       $1,487,446      $8,064,220     $1,387,750     $52,842,809
                                  -------------    -------------     ------------    ------------   ------------   -------------
                                  -------------    -------------     ------------    ------------   ------------   -------------

    Amortized cost and estimated fair value of investment securities available for sale at December 31, 1996 are as follows:


                                      U.S.              U.S.            STATE,         MORTGAGE-
                                    TREASURY         GOVERNMENT       COUNTY, AND       BACKED
                                   SECURITIES         AGENCIES         MUNICIPAL      SECURITIES       OTHER           TOTAL
                                  -------------    -------------     ------------    ------------   ------------   -------------
Amortized cost.................    $32,014,271      $15,159,067       $1,662,660      $10,715,891    $1,209,450     $60,761,339
Gross unrealized:
  Gains........................        154,666           13,862          100,814           78,597             0         347,939
  Losses.......................        (58,280)         (86,072)               0          (93,429)       (5,140)       (242,921)
                                  -------------    -------------     ------------    ------------   ------------   -------------
Estimated fair value...........    $32,110,657      $15,086,857       $1,763,474      $10,701,059    $1,204,310     $60,866,357
                                  -------------    -------------     ------------    ------------   ------------   -------------
                                  -------------    -------------     ------------    ------------   ------------   -------------





    Amortized cost and estimated fair value of investment securities held to maturity, consisting of mortgage backed securities, are summarized as follows:

                                                                               1997          1996
                                                                           ------------  -------------
Amortized cost...........................................................  $  8,096,443  $  10,008,604
Gross unrealized:
  Gains..................................................................         6,073          9,224
  Losses.................................................................      (166,776)      (295,945)
                                                                           ------------  -------------
Estimated fair value.....................................................  $  7,935,740  $   9,721,883
                                                                           ------------  -------------
                                                                           ------------  -------------

During 1997, no investment securities available for sale were sold. During 1996, investment securities available for sale with a carrying amount of $4,039,164 were sold for $4,014,219, resulting in a loss of $24,945.

Interest income earned on tax-exempt securities in 1997 and 1996 was $90,955 and $32,130. Dividends of $84,031 and $64,564 on stock of the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 1997 and 1996, respectively.

    The amortized cost and estimated fair value of securities at December 31, 1997, by contractual maturity, are shown below:

                                                INVESTMENT SECURITIES            INVESTMENT SECURITIES
                                                  AVAILABLE FOR SALE                HELD TO MATURITY
                                              -----------------------------   ---------------------------
                                               AMORTIZED       ESTIMATED      AMORTIZED       ESTIMATED
                                                 COST          FAIR VALUE         COST        FAIR VALUE
                                              -------------   -------------   ------------   ------------
Due in:
   One year or less.......................     $14,500,187     $14,514,531    $         0     $        0
   After one through five years...........      25,207,144      25,485,950              0              0
   After five through ten.................       2,714,505       2,743,925              0              0
   Over ten years.........................         608,000         646,433              0              0
   Mortgage-backed securities and others..       9,405,969       9,451,970      8,096,443      7,935,740
                                              -------------   -------------   ------------   ------------
                                               $52,435,805     $52,842,809     $8,096,443     $7,935,740
                                              -------------   -------------   ------------   ------------
                                              -------------   -------------   ------------   ------------

    At December 31, 1997, U. S. Treasury and Government agency securities with an amortized cost of $18,775,758 and an estimated fair value of $19,015,305 were pledged to secure public funds, treasury tax and loan deposits, and repurchase agreements.

5.  LOANS, ALLOWANCE FOR LOAN LOSSES, AND NONPERFORMING ASSETS

    Loans at December 31 were comprised of the following (in thousands):

                                                                                         1997        1996
                                                                                      ----------  ----------
    Commercial, financial, and agricultural.........................................  $   69,238  $   68,595
    Real estate--construction.......................................................       3,336       4,029
    Real estate--mortgage...........................................................      68,561      56,787
    Installment and consumer lines..................................................      18,514      19,413
                                                                                      ----------  ----------
        Total loans, net of unearned discount.......................................     159,649     148,824
    Less allowance for loan losses..................................................      (1,495)     (1,396)
                                                                                      ----------  ----------
        Net loans...................................................................  $  158,154  $  147,428
                                                                                      ----------  ----------
                                                                                      ----------  ----------

    Activity in the allowance for loan losses account was as follows:

                                                                                         1997          1996
                                                                                     ------------  ------------
    Balance beginning of year......................................................  $  1,395,899  $    945,770
      Acquired in acquisition...... ...............................................             0       370,195
      Provision....................................................................       440,000       335,000
      Charge-offs..................................................................      (407,811)     (282,904)
      Recoveries...................................................................        67,253        27,838
                                                                                     ------------  ------------
    Balance at end of year.........................................................  $  1,495,341  $  1,395,899
                                                                                     ------------  ------------
                                                                                     ------------  ------------

    Loans on a nonaccrual basis totaled approximately $1,045,000 and $87,000 at December 31, 1997 and 1996, respectively. Foregone interest which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $51,000 and $25,000 in 1997 and 1996, respectively. In addition to nonaccrual loans, nonperforming assets include other real estate owned, property acquired by foreclosure in settlement of debt. Other real estate owned was $320,427 and $87,960 at December 31, 1997 and 1996, respectively, and is included in other assets in the accompanying statements of financial condition.

    The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. Impaired loan information for the year ended December 31, 1997, is as follows:

    Impaired loans with an allowance.........................................  $ 811,725
    Impaired loans without an allowance (1)..................................    583,300
                                                                               ---------
    Total impaired loans....................................................  $1,395,025
                                                                               ---------
                                                                               ---------
    Allowance for impaired loans.............................................  $ 266,513
                                                                               ---------
                                                                               ---------
    Interest income recognized on impaired loans during the year.............  $  72,954
                                                                               ---------
                                                                               ---------

(1) Impaired loans determined to be carried at or below fair value of the underlying collateral and, as such, do not require an allowance.

    The average balance of impaired loans during the year approximated $1 million.

6.  PREMISES AND EQUIPMENT

    Premises and equipment were comprised of the following components at December 31:

                                                                        1997           1996
                                                                    -------------  ------------
    Building and improvements.....................................  $   8,251,202  $  7,680,351
    Equipment and furnishings.....................................      3,936,613     3,378,601
    Land..........................................................      1,927,139     1,960,439
                                                                    -------------  ------------
                                                                       14,114,954    13,019,391
    Less accumulated depreciation.................................     (3,998,124)   (3,559,998)
                                                                    -------------  ------------
                                                                    $  10,116,830  $  9,459,393
                                                                    -------------  ------------
                                                                    -------------  ------------

    Depreciation was $626,369 and $421,221 for 1997 and 1996, respectively.

7.  DEPOSITS

    At December 31, 1997, the scheduled maturities of time certificates of deposit are as follows (in thousands):


    1998.......................................................  $  94,419
    1999.......................................................     14,688
    2000.......................................................     10,695
    2001.......................................................      3,164
    2002 and thereafter........................................        467
                                                                 ---------
                                                                 $ 123,433
                                                                 ---------
                                                                 ---------


8.  REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1997 and 1996 was approximately $4,738,074 and $520,000, respectively. Interest expense in 1997 and 1996 was $238,388 and $25,023, respectively, resulting in an average rate paid of 5.03% in 1997 and 4.81% in 1996. The highest amount outstanding during 1997 and 1996 was $9,156,788 and $5,035,000, respectively.

9.  NOTES PAYABLE

    The Company is indebted under the following notes payable at December 31:

                                                                                            1997          1996
                                                                                        ------------  ------------

    Notes payable, collateralized by all issued and outstanding common stock of the Bank, at prime less .50%, interest only payable monthly until
    September 1997, then principal and interest payable monthly over a seven-year
    period.......................................................................       $  1,450,000  $  2,650,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    On January 22, 1998, the Company paid off the notes payable. The Company also has available lines of credit with certain other financial institutions totaling $4,000,000. The amount outstanding as of December 31, 1997 is $0.

10. OTHER OPERATING EXPENSES

    Components of other operating expenses are as follows (in thousands):

                                                                                    1997       1996
                                                                                 ---------  ---------
         Data processing......................................................  $     519  $     298
         Postage and delivery.................................................        336        219
         Advertising and promotion............................................        257        237
         Supplies.............................................................        231        133
         Amortization of intangible assets....................................        202        158
         Telephone............................................................        185        105
         Legal and professional...............................................        158        134
         Loan expense.........................................................        135        120
         Regulatory fees......................................................        119        176
         Administrative.......................................................        103         92
         Other................................................................        322        268
                                                                                  --------   --------
                                                                                   $2,567     $1,940
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    The Company was notified during the third quarter of 1996 of the amount of the FDIC's one-time special assessment based on the Company's Savings Association Insurance Fund (SAIF)-assessable deposits. The assessment, authorized by the Deposit Insurance Funds Act of 1996, applied to all banking institutions with deposits insured by SAIF and amounted to $326,823 for the Company.

11. INCOME TAXES

    The income tax provision (benefit) for the years ended December 31, 1997 and 1996 consisted of the following components:

                                                                            1997          1996
                                                                        ------------  ------------
       Current:
         Federal....................................................   $  1,438,319  $  1,229,237
         State.......................................................       173,042       183,792
                                                                       ------------  ------------
             Total...................................................  $  1,611,361  $  1,413,029
                                                                       ------------  ------------
                                                                       ------------  ------------
       Deferred:
         Federal.....................................................  $    (69,441) $   (149,193)
         State.......................................................        38,859       (16,575)
                                                                       ------------  ------------
             Total...................................................  $    (30,582) $   (165,768)
                                                                       ------------  ------------
                                                                       ------------  ------------
       Total:
         Federal.....................................................  $  1,368,878  $  1,080,044
         State.......................................................       211,901       167,217
                                                                        ------------  ------------
             Total...................................................  $  1,580,779  $  1,247,261
                                                                        ------------  ------------
                                                                        ------------  ------------

    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                                                               1997        1996
                                                                                            ----------  ----------

Deferred tax liabilities:
  Property and equipment..................................................................  $  513,099  $  505,255
  Unearned loan fees......................................................................      28,495      27,288
  Unrealized gain on investment securities available for sale.............................     151,813      39,172
                                                                                            ----------  ----------
                                                                                               693,407     571,715
                                                                                            ----------  ----------

Deferred tax assets:
  Loan loss provisions....................................................................     432,237     387,881
  Intangible assets.......................................................................      79,829      58,945
  Net operating loss carryover of acquiree................................................           0      27,138
  Other items.............................................................................      44,007      42,476
                                                                                            ----------  ----------
                                                                                               556,073     516,440
                                                                                            ----------  ----------
Net deferred tax liability................................................................  $  137,334  $   55,275
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

                                                                                               1997       1996
                                                                                            ---------  ---------
Statutory rates...........................................................................       34.0%      34.0%
Increase (decrease) resulting from:
  Effect of tax-exempt income.............................................................       (2.3)      (2.4)
  State income taxes, net.................................................................        2.5        3.1
  Nondeductible expenses..................................................................        0.5        0.3
                                                                                                  ---        ---
                                                                                                 34.7%      35.0%
                                                                                                  ---        ---
                                                                                                  ---        ---

12. LOANS TO RELATED PARTIES

Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted (or in some cases, guaranteed loans) to the Bank. An analysis of such activities follows:

                                                                                            1997          1996
                                                                                        ------------  ------------

Balance, January 1....................................................................  $  2,032,728  $  1,811,794
  New loans and advances..............................................................     4,425,130     2,904,192
  Repayments (excluding renewals).....................................................    (2,008,093)   (2,683,258)
                                                                                        ------------  ------------
Balance, December 31..................................................................  $  4,449,765  $  2,032,728
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The loans analyzed above were made in the normal course of business at prevailing interest rates and terms.

13. DIVIDEND RESTRICTIONS

    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 1997, the Bank had approximately $2,189,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

14. EQUITY

    DIVIDENDS DECLARED

    During 1997, the Company declared cash dividends of $.06 per share for the first and second quarters and $.08 per share for the third and fourth quarters.

    COMMON STOCK

    On July 15, 1997, the Company issued 484,480 shares of common stock at $14 per share.

15. STOCK OPTIONS

    Key officers of the Company have been granted incentive stock options to purchase the Company's common stock. Generally, the options become exercisable 20% in each year following the year of grant, and expire ten years after the date they first become exercisable. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

    The Company has chosen to continue to account for its options under the provisions of Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

    As of January 1, 1997, 71,508 options were outstanding. During the year, 7,275 options were exercised (6,000 options at $10 and 1,275 options at $8) and 17,000 new options were granted (at $14). Eight hundred fifty options were forfeited and no options expired during 1997. Of the 80,383 options outstanding at December 31, 1997, 57,687 are fully vested and exercisable as of December 31, 1997. No options were exercised, granted, forfeited or expired during 1996.

    The following table summarizes information about stock options outstanding at December 31, 1997.

                                 OUTSTANDING                   EXERCISABLE
                     ----------------------------------   ----------------------
                                               AVERAGE                   AVERAGE
   EXERCISE                        AVERAGE     EXERCISE                  EXERCISE
  PRICE RANGE         SHARES        LIFE        PRICE        SHARES       PRICE
---------------      -------      ------       ------        ------       ------
$ 6.11--$ 7.28        24,613        3.59       $ 6.44        24,613       $ 6.44
$ 8.00--$ 9.36        33,554        8.54         8.27        29,074         7.55
$10.40--$14.00        22,216       11.51        13.14         4,000        13.40
                     -------      ------       ------        ------       ------
         Total        80,383        7.85       $ 9.06        57,687       $ 7.87
                     -------      ------       ------        ------       ------
                     -------      ------       ------        ------       ------

    Under SFAS No. 123, the Company would be required to disclose the effect of all awards granted in fiscal years that begin after December 15, 1994. The Company did not grant any options during 1995 or 1996. On November 1, 1997, 17,000 options were granted at the fair market value of the stock on November 1, 1997 (estimated at $14).

16. EMPLOYEE BENEFITS

    PROFIT-SHARING PLAN

    The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to save portions of their salaries on a pretax basis. Contributions to the plan are discretionary. Contributions and administrative expenses related to the plan totaled $84,343 and $54,650 for the years ended December 31, 1997 and 1996, respectively.

    HEALTH AND WELFARE PLAN

    The Company also provides health care and life insurance benefits to all employees through Florida Bankers Insurance Trust. Total cost related to these benefits for 1997 and 1996 were $319,417 and $268,626, respectively.

17. CAPITAL

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." Management believes that as of December 31, 1997 and 1996, the Bank meets and exceeds all capital adequacy requirements to which it is subject.
    As of December 31, 1997, the most recent notification from the Bank's regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                             ADEQUATELY                  WELL
                                                     ACTUAL                 CAPITALIZED               CAPITALIZED
                                                     AMOUNT       RATIO        AMOUNT       RATIO       AMOUNT       RATIO
                                                  ------------  ----------  ------------  ---------  -------------   -----
As of December 31, 1997:
  Total capital (to risk-weighted assets):
    Consolidated................................  $ 28,708        18.7% $     12,306     8.0%      $  15,383     10.0%
    Bank........................................    22,868        14.8        12,387     8.0          15,484     10.0
  Tier I capital (to risk-weighted assets):
    Consolidated................................    27,213        17.7         6,153     4.0           9,230      6.0
    Bank........................................    21,373        13.8         6,194     4.0           9,291      6.0
  Tier I capital (to average assets):
    Consolidated................................    27,213        10.2        10,671     4.0          13,339      5.0
    Bank........................................    21,373         8.0        10,670     4.0          13,338      5.0
As of December 31, 1996:
  Total capital (to risk-weighted assets):
    Consolidated................................    19,267        13.6        11,352     8.0          14,189     10.0
    Bank........................................    21,538        15.2        11,347     8.0          14,183     10.0
  Tier I capital (to risk-weighted assets):
    Consolidated................................    17,871        12.6         5,676     4.0           8,514      6.0
    Bank........................................    20,142        14.2         5,673     4.0           8,510      6.0
  Tier I capital (to average assets):
    Consolidated................................    17,871         7.3         9,856     4.0          12,320      5.0
    Bank........................................    20,142         8.2         9,855     4.0          12,319      5.0

18. COMMITMENTS AND CONTINGENCIES

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The financial statements do not reflect various commitments and contingent liabilities, or off-balance sheet risks, that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and to honor standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank's involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

    The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to $12,211,426 and $12,355,074 at December 31, 1997 and 1996,
    respectively.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had $1,550,622 and $232,000 of standby letters of credit outstanding at December 31, 1997 and 1996, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

    CONCENTRATIONS OF CREDIT RISK

    The Bank originates residential and commercial real estate loans and other consumer and commercial loans primarily in the north-central Florida area. In addition, the Bank occasionally purchases loans, primarily in Florida. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Bank's market area.

    FEDERAL RESERVE REQUIREMENT

    The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 1997 and 1996 was approximately $2.9 million and $2.4 million, respectively.

    LEGAL CONTINGENCIES

    In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition, operations, or liquidity of the Company.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include cash and due from banks, interest-bearing deposits with other banks, federal funds sold, and securities sold under repurchase agreements. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

    The methods and assumptions used to estimate the fair value of the Company's other financial instruments are as follows:

       INVESTMENT SECURITIES

       Fair values for investment securities are based on quoted market prices. If a quoted market price is not available, fair value is estimated using market prices for similar securities.

       LOANS

       The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based on projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan losses against each respective loan category.

       DEPOSITS

       The fair values of noninterest-bearing deposits, NOW accounts, money market accounts, and savings accounts are the amounts payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

       NOTES PAYABLE

       The carrying value of the Company's notes payable approximates fair value, as the current rate approximates the market rate.

       Commitments to Extend Credit and Standby Letters of Credit

       The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 1997 and 1996.

    The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented as follows (in thousands):

                                                                               1997                    1996
                                                                      ----------------------  ----------------------
                                                                      CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                                      ---------  -----------  ---------  -----------
Financial assets:
Investment securities held to maturity............................  $   8,096   $   7,936   $  10,009   $   9,722
Net loans.........................................................    158,154     158,343     147,428     147,605
Financial liabilities:
Time deposits.....................................................    123,433     123,111     114,511     114,494

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 1997, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1997 should not necessarily be considered to apply at subsequent dates.

20. CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                      Statements of Financial Condition
                         DECEMBER 31, 1997 AND 1996

                                 ASSETS                                                  1997           1996
                                                                                     -------------  -------------
Cash and cash equivalents..........................................................  $   7,253,476  $     344,689
Investment in Bank.................................................................     23,056,750     21,795,997
Other assets.......................................................................        175,493        202,647
                                                                                     -------------  -------------
    Total assets...................................................................  $  30,485,719  $  22,343,333
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Notes payable....................................................................  $1,450,000     $   2,650,000
  Other liabilities................................................................      10,500            24,500
                                                                                     -------------  -------------
    Total liabilities..............................................................   1,460,500         2,674,500
                                                                                     -------------  -------------

                                                                                         1997           1996
                                                                                     -------------  -------------
Shareholders' equity:
  Common stock.....................................................................  $      24,284  $      19,379
  Additional paid-in capital.......................................................     19,489,416     12,682,601
  Retained earnings................................................................      9,256,327      6,901,006
  Unrealized gain on investment securities available for sale, net of taxes........        255,192         65,847
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................     29,025,219     19,668,833
                                                                                     -------------  -------------
     Total liabilities and shareholders' equity.....................................  $  30,485,719  $  22,343,333
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                              STATEMENTS OF INCOME

                                                                                            1997          1996
                                                                                        ------------  ------------
Dividend income.......................................................................  $  1,913,114  $  1,913,114
Interest income.......................................................................       195,081        27,452
Interest expense......................................................................      (169,235)     (132,506)
                                                                                        ------------  ------------
Net interest and dividend income......................................................     1,938,960     1,808,060
Noninterest expense, net..............................................................       (40,313)      (41,650)
                                                                                        ------------  ------------
Income before income taxes and equity in undistributed net income of subsidiary.......     1,898,647     1,766,410
Income tax benefit....................................................................         5,396        54,721
                                                                                        ------------  ------------
Income before equity in undistributed net income of subsidiary........................     1,904,043     1,821,131
Equity in undistributed net income of subsidiary......................................     1,071,408       492,150
                                                                                        ------------  ------------
Net income............................................................................  $  2,975,451  $  2,313,281
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            STATEMENTS OF CASH FLOWS

                                                                                            1997          1996
                                                                                        ------------  ------------
Cash flows from operating activities
  Net income..........................................................................  $  2,975,451  $  2,313,281
  Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed earnings of subsidiary..............................................    (1,071,408)     (492,150)
    Changes in assets and liabilities:
      Other assets....................................................................        27,154      (171,542)
      Other liabilities...............................................................       (14,000)          539
                                                                                        ------------  ------------
        Net cash provided by operating activities.....................................     1,917,197     1,650,128
                                                                                        ------------  ------------
Cash flows from investing activities:
  Cash paid related to acquisition, net of cash received..............................             0    (2,670,177)
                                                                                          ------------  ------------
Cash flows from financing activities:
  New borrowings under notes payable..................................................             0     2,650,000
  Payments on notes payable...........................................................    (1,200,000)     (950,000)
  Redemption of convertible subordinated debentures...................................             0      (274,250)
  Cash dividends......................................................................      (620,130)     (378,632)
  Proceeds from issuance of common stock..............................................     6,811,720             0
                                                                                        ------------  ------------
    Net cash provided by financing activities.........................................     4,991,590     1,047,118
                                                                                        ------------  ------------
Net increase in cash and cash equivalents.............................................     6,908,787        27,069
Cash and cash equivalents, beginning of year..........................................       344,689       317,620
                                                                                        ------------  ------------
Cash and cash equivalents, end of year................................................  $  7,253,476  $    344,689
                                                                                        ------------  ------------
                                                                                        ------------  ------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On October 24, 1997, the Company terminated its relationship with its independent certified public accountants, Osburn, Henning and Company, and on October 24, 1997, engaged Arthur Andersen LLP as its independent certified public accountants. Osburn, Henning and Company's reports on the consolidated financial statements of the Company for fiscal year 1995 and 1996 contains no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. With respect to the Company's consolidated financial statements for fiscal years 1995 and 1996 and the subsequent interim periods preceding the change in accountants, there were no disagreements between the Company and Osburn, Henning and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Osburn, Henning and Company, would have caused it to make reference to the subject matter or the disagreement in connection with its report.

                                    PART III

Except for the information relating to the Company's sole executive officer and its key employees, the material required by items 9 through 12 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E of Form 10-KSB. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 1998.

K. C. Trowell                    59                   Mr. Trowell, Chairman, President and Chief
                                                      Executive Officer of the Company and the
                                                      Bank was elected to the Board of
                                                      Directors in 1987 and serves as Chairman
                                                      of the Executive Committee. Mr. Trowell
                                                      also serves on the Investment, Marketing
                                                      and Compensation Committees. Although Mr.
                                                      Trowell serves on the Compensation
                                                      Committee, he abstains from voting on
                                                      decisions which involve his own
                                                      compensation. He has served as the
                                                      Chairman and Chief Executive Officer of
                                                      the Company since its inception in 1987.
                                                      Mr. Trowell is a Lake City, Florida,
                                                      native and has been actively involved in
                                                      commercial banking management in North
                                                      Florida for over twenty-five years. He
                                                      has also held management positions with
                                                      NationsBank of Lake City (and its
                                                      predecessors), American Bank of
                                                      Jacksonville, and Barnett Banks, Inc. He
                                                      is a former Chairman of the Board of
                                                      Trustees of Florida Bankers Insurance
                                                      Trust. He is a past director of Community
                                                      Bankers of Florida, past director of the
                                                      Columbia County Committee of 100, past
                                                      director of North Central Florida
                                                      Areawide Development Company, and a
                                                      former board member and chairman of Lake
                                                      City Medical Center and Columbia County
                                                      Industrial Development Authority.

Joyce A. Bruner                  45                   Ms. Bruner has served, since the opening
                                                      of the Bank in 1986, as Vice President,
                                                      Cashier, Senior Operations Officer,
                                                      Senior Vice President and Senior
                                                      Administrative Officer, and most
                                                      recently, Executive Vice President. She
                                                      also serves as Secretary of the Company.
                                                      Prior to joining the Bank during its
                                                      organizational phase, Ms. Bruner served
                                                      as Operations Officer for NationsBank of
                                                      Lake City (and its predecessors) for a
                                                      period of three years where she had
                                                      responsibility for branch operations.

Martha S. Williams               47                   Ms. Williams has served as Senior Vice
                                                      President and Cashier of the Bank since
                                                      July, 1997. From 1991 through 1997, Ms.
                                                      Williams was Vice President and Cashier
                                                      of the Bank. From 1988 through 1991,
                                                      Ms. Williams was Cashier for Citizens
                                                      Bank of Live Oak, which merged into the
                                                      Bank in November 1992. From 1986 to
                                                      1988, Ms. Williams served as
                                                      Assistant Cashier for the Bank
                                                      and prior to 1986 held management
                                                      positions with NationsBank of Live Oak
                                                      (and its predecessors). Ms. Williams is a
                                                      life-long resident of Live Oak,


                                                      Florida and has over 30 years of banking
                                                      experience. She is a member of the
                                                      Altrusa Club and the Chamber of Commerce.
                                                      In addition, Ms. Williams volunteers for
                                                      Hospice of North Florida.

Suzanne M. Norris                  34                 Ms. Norris has served as Senior Vice
                                                      President and Senior Credit Officer since
                                                      July, 1997. Ms. Norris came to the Bank
                                                      in September, 1996 with 11 years of
                                                      banking experience, working in various
                                                      management and lending positions with
                                                      NationsBank in St. Petersburg, Tampa and
                                                      Lake City. Ms. Norris, a graduate of the
                                                      University of Florida, earned a bachelor
                                                      of science degree, with a double major in
                                                      Finance and Management. Ms. Norris has
                                                      been active in the community, currently
                                                      serving as the President of the Lake
                                                      City/Columbia County Chamber of Commerce.
                                                      She serves on the Board of Directors for
                                                      the United Way of Suwannee Valley and
                                                      Epiphany Catholic School and is a member
                                                      of Altrusa.

Donald J. Winkleman              47                   Mr. Winkleman has served as Senior Vice
                                                      President, Director of Retail Banking
                                                      since November, 1997. Mr. Winkleman came
                                                      to the Bank in November, 1997 with 27
                                                      years of finance and banking experience,
                                                      working in various management and
                                                      administrative positions with Great
                                                      Western Bank and Barnett Bank. Mr.
                                                      Winkleman is a veteran of the United
                                                      States Army, attended the Robert A.
                                                      Johnston college of Business
                                                      Administration, Marquette University, and
                                                      holds a professional certificate as a
                                                      Certified Consumer Credit Executive. Mr.
                                                      Winkleman has been active in the
                                                      community and has served on the Board of
                                                      the Downtown Lake City Action Committee,
                                                      been a volunteer for the March of Dimes,
                                                      the Suwannee River Economic Council and
                                                      the American Legion, and served for the
                                                      past four years on the Allocations
                                                      Committee for the United Way.
                                                      In addition, Mr. Winkleman has been an
                                                      adjunct faculty instructor teaching
                                                      banking classes at Lake City Community
                                                      College, an instructor for The American
                                                      Institute of Banking, and an instructor
                                                      at Columbia High School teaching classes
                                                      on "How to do your Banking."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits                       3(i)                           Articles of Incorporation
                                                              (Incorporated by reference to
                                                              Exhibit 3.3 to the Company's
                                                              Registration Statement No.
                                                              33-71082, as amended, on Form
                                                              S-4 filed February 8,1994).

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

                               9                              Voting Trust Agreement dated
                                                              December 31, 1996, is
                                                              incorporated by reference to
                                                              Exhibit 9 to the Company's
                                                              Form 10-KSB for 1996.

                              10                              Employment Agreement
                                                              Amendment of March 18, 1998,
                                                              among K. C. Trowell, the
                                                              Company and the Bank.
                                                              (Original agreement dated
                                                              August 3, 1987, as amended,
                                                              is incorporated by reference
                                                              to Exhibit 10 to the
                                                              Company's Form 10-KSB/A for
                                                              December 31, 1995).

                              21                              Subsidiaries of the
                                                              Registrant.

                              27                              Financial Data Schedule.

Reports on Form 8-K.           A report on Form 8-K was filed by the Registrant on
                               October 29, 1997 terminating Osburn, Henning and Co. as
                               accountants and engaging Arthur Andersen LLP as their
                               independent certified accountants.

                              S I G N A T U R E S

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CNB, INC.
                                    -------------------------------------------
                                            (Registrant)


                                    By:          /s/
                                    -------------------------------------------
                                    K. C. Trowell
                                    President, Principal Executive
                                    Officer, and Chief Financial Officer

                                    Date: March 18, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                    Title                  Date
-----------------------------------  -----------------      --------------------

                /s/
----------------------------------
Audrey S. Bullard                        Director             March 18, 1998

                /s/
----------------------------------
Seymour Chotiner                        Director              March 18, 1998

                /s/
----------------------------------
Marvin H. Pritchett                     Director              March 18, 1998

                /s/
----------------------------------
Helen B. Real                           Director              March 18, 1998

                /s/
----------------------------------
T. Allison Scott                        Director              March 18, 1998

                /s/
----------------------------------
William J. Streicher                    Director              March 18, 1998

                /s/
----------------------------------
K. C. Trowell                           Director              March 18, 1998

                /s/
----------------------------------
Martha S. Williams                      Sr. Vice President,   March 18, 1998
                                        Cashier