Form 10QSB
period 1998-03-31
CNB INC /FL
filed 1998-05-13
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended March 31, 1998

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from ________ to ________





                           Commission File No. 0-25988

                                    CNB, Inc.
                      -------------------------------------
                         (Name of Small Business Issuer)


                    FLORIDA                                  59-2958616
          -----------------------------------            -------------------
          (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or organization)              Identification No.)

          Post Office Box 3239
          201 North Marion Street
          Lake City, Florida                                     32056
          ----------------------------------------            ----------
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


The number of shares of the registrant's common stock outstanding as of April 30, 1998 was 2,428,385 shares, $0.01 par value per share.

                                    CNB, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  (Unaudited)
                    Consolidated Statement of Financial Condition . . . . . . . . . . . . . . . . . 3
                    Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . 4
                    Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . . . . 5
                    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 6
                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . 7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
                    Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
                    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
                    Earning Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
                    Funding Sources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
                    Interest Rate Sensitivity / Liquidity . . . . . . . . . . . . . . . . . . . . .17
                    Capital Ratios. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21


PART II - OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . .22



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CNB, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                       March 31,
                                                                         1998
                                                                       -----------
                               ASSETS                                  (thousands)

CASH AND CASH EQUIVALENTS:
    Cash and due from banks.........................................   $  10,025
    Federal funds sold..............................................      29,900
    Interest bearing deposits in other banks........................       5,773
                                                                      ----------
          Total Cash and Cash Equivalents...........................      45,698
Investment securities available for sale............................      52,728
Investment securities held to maturity..............................       7,544
Loans:
     Commercial, Financial & Agricultural...........................      69,785
     Real Estate - Mortgage.........................................      68,569
     Real Estate - Construction.....................................       3,639
     Installment & Consumer Lines...................................      18,410
                                                                       ---------
          Total Loans, net of unearned discount.....................     160,403
Less:  Allowance for Loan Losses....................................      (1,465)
                                                                       ---------
     Net Loans......................................................     158,938

Premises and equipment, net.........................................      10,178
Other assets........................................................       4,460
                                                                       ---------
          TOTAL ASSETS..............................................    $279,546
                                                                       ---------
                                                                       ---------



                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
      Non-interest bearing demand...................................   $  32,783
      Savings, Time & Demand........................................     174,196
      Time, $100,000 & over.........................................      34,438
                                                                       ---------
               Total Deposits.......................................     241,417

   Securities sold under repurchase agreements......................       6,012
   Other liabilities................................................       2,559
                                                                       ---------
               Total Liabilities....................................     249,988
                                                                       ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares
   authorized; no shares issued or outstanding.....................            -
Common stock; $.01 par value, 10,000,000 shares
   authorized; 2,428,385 shares issued and outstanding.............           24
Additional paid-in capital.........................................       19,490
Retained earnings..................................................        9,745
Unrealized gain on investment securities available for sale,
   net of taxes....................................................          299
                                                                       ---------
     Total Shareholders' Equity....................................       29,558
                                                                       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................     $279,546
                                                                       ---------
                                                                       ---------



                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                            1998                 1997
                                                                        ------------         ------------
                                                                                    (thousands)
INTEREST INCOME
  Interest and fees on loans.........................................   $       3,713          $     3,496
  Interest on investment securities held to maturity.................             104                  132
  Interest on investment securities available for sale...............             832                  883
  Interest on federal funds sold.....................................             298                  176
  Interest on interest bearing deposits..............................              79                    2
                                                                         -------------        -------------
   Total Interest Income.............................................           5,026                4,689

INTEREST EXPENSE
  Interest on deposits...............................................           2,155                1,948
  Interest on notes payable..........................................               7                   50
  Interest on short-term borrowings..................................              74                   50
                                                                         ------------        -------------
   Total Interest Expense............................................           2,236                2,048
                                                                         ------------        -------------
         Net Interest Income.........................................           2,790                2,641

PROVISION FOR LOAN LOSS..............................................              80                  130
                                                                         ------------        -------------
  Net Interest Income After Provision for Loan Loss..................           2,710                2,511

NON-INTEREST INCOME
  Service charges....................................................             412                  413
  Other fees and charges.............................................             158                  142
  Gain on sale of securities.........................................               2                    -
                                                                         ------------        -------------
   Total Non-Interest Income.........................................             572                  555
                                                                         ------------         ------------

NON-INTEREST EXPENSE
  Salaries and employee benefits.....................................           1,093                  981
  Occupancy and equipment expenses...................................             394                  330
  Other operating expenses...........................................             675                  616
                                                                         ------------         ------------

   Total Non-interest Expense........................................           2,162                1,927
                                                                         ------------         ------------

Income Before Income Taxes...........................................           1,120                1,139
   Income Taxes......................................................             388                  398
                                                                         ------------         ------------

NET INCOME...........................................................   $         732        $         741
                                                                         ------------         ------------
                                                                         ------------         ------------

EARNINGS PER SHARE (NOTE 3):

   Basic earnings per share..........................................  $         0.30       $         0.38
                                                                         ------------         ------------
                                                                         ------------         ------------


   Average common shares.............................................       2,428,385            1,937,905
                                                                         ------------         ------------
                                                                         ------------         ------------


   Dilutive earnings per share ......................................  $         0.30       $         0.38
                                                                         ------------         ------------
                                                                         ------------         ------------
   Dilutive average common shares and share equivalents..............       2,471,324            1,967,509
                                                                         ------------         ------------
                                                                         ------------         ------------


                            CNB, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              NET UNREALIZED
                                                                ADDITIONAL      GAIN (LOSS)         TOTAL
                                         COMMON       PAID-IN    RETAINED      ON INVESTMENT    SHAREHOLDERS'
                                          STOCK       CAPITAL    EARNINGS       SECURITIES         EQUITY
                                      -------------  ---------  -----------  -----------------  -------------
                                                                    (THOUSANDS)

BALANCE, DECEMBER 31, 1996..........    $      19    $  12,683   $   6,901       $      66        $  19,669

Net Income for Three Months Ended
  March 31, 1997....................           --           --         741              --              741

Cash Dividends......................           --           --        (116)             --             (116)

Change in Unrealized Gain (Loss) on
  Securities Available for Sale, net
  of taxes..........................           --           --          --            (276)            (276)
                                      -------------  ---------  -----------  -----------------  -------------

BALANCE, MARCH 31, 1997.............    $      19    $  12,683   $   7,526       $    (210)       $  20,018
                                      -------------  ---------  -----------  -----------------  -------------
                                      -------------  ---------  -----------  -----------------  -------------

BALANCE, DECEMBER 31, 1997..........    $      24    $  19,490   $   9,256       $     255        $  29,025

Net income for the Three Months
  Ended March 31, 1998..............           --           --         732              --              732

Cash Dividends......................           --           --        (243)             --             (243)

Change in Unrealized Gain on
  Securities Available for Sale, net
  of taxes..........................           --           --          --              44               44
                                      -------------  ---------  -----------  -----------------  -------------

BALANCE, MARCH 31, 1998.............    $      24    $  19,490   $   9,745       $     299        $  29,558
                                      -------------  ---------  -----------  -----------------  -------------
                                      -------------  ---------  -----------  -----------------  -------------

                            CNB, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                        1998       1997
                                                      ---------  ---------
                                                           (THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................  $     732  $     741
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................        219        196
  Provision for loan loss...........................         80        130
  Investment securities amortization--net...........         14         45
  Changes in assets and liabilities:
    Other Assets....................................       (270)      (440)
    Other Liabilities...............................        304         (6)
                                                      ---------  ---------
    Net Cash Provided By Operating Activities.......      1,079        666
                                                      ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for
  sale..............................................     (3,894)    (6,759)
Proceeds from securities available for sale called
  by issuer.........................................      1,100      2,000
Proceeds from maturities of securities available for
  sale..............................................      2,000         --
Principal payments received on mortgage backed
  securities available for sale.....................        973         --
Principal payments received on mortgage backed
  securities held to maturity.......................        544        747
Net increase in loans...............................       (864)    (2,411)
Purchases of premises and equipment, net............       (232)      (294)
                                                      ---------  ---------
    Net Cash Used In Investing Activities...........       (373)    (6,717)
                                                      ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits............................      9,973       (462)
Securities sold under repurchase agreements.........     (3,145)       910
Repayment of note payable...........................     (1,450)      (300)
Cash dividend.......................................       (243)      (116)
                                                      ---------  ---------
    Net Cash Provided By Financing Activities.......      5,135         32
                                                      ---------  ---------
    Net Increase (Decrease) in Cash and Cash
      Equivalents...................................      5,841     (6,019)
Beginning Balance...................................     39,857     22,880
                                                      ---------  ---------
Cash and Cash Equivalents at End of Period..........  $  45,698  $  16,861
                                                      ---------  ---------
                                                      ---------  ---------

SUPPLEMENTAL DISCLOSURES:
  Interest Paid.....................................  $   2,207  $   2,088
                                                      ---------  ---------
                                                      ---------  ---------
  Taxes Paid........................................  $      --  $     100
                                                      ---------  ---------
                                                      ---------  ---------

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1. CONSOLIDATION
The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 3.  EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board (" FASB") issued Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on weighted average number of shares of common stock. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the periods ended March 31, 1998 and 1997.

NOTE 4. COMPREHENSIVE INCOME
On January 1, 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

Total comprehensive income is defined as the total of net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended March 31, 1998 and 1997 of $775,000 and $465,000, respectively. Total comprehensive net income, net of tax, for the first quarter of 1998 and 1997, included net gains of $43,000 and net losses of $276,000, respectively. These changes reflect a market value increase and decrease in investment securities available-for-sale securities for the quarters ended March 31, 1998 and 1997.

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

                             SELECTED FINANCIAL DATA

                                                                   MARCH 31,
                                                           1998                1997             CHANGE%
                                                       ------------        -------------        -------
DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total Interest Income..............................    $     5,026      $        4,689             7%
Total Interest Expense.............................         (2,236)             (2,048)            9
                                                       -----------      --------------
   Net Interest Income.............................          2,790               2,641             6

Loan Loss Provision................................            (80)               (130)          (38)
                                                       -----------      --------------
   Net Interest Income After
      Provision for Loan Losses....................          2,710               2,511             8

Non-Interest Income................................            572                 555             3
Non-Interest Expense...............................         (2,162)             (1,927)           12
                                                       -----------      --------------

Income Before Taxes................................          1,120               1,139            (2)
Income Taxes.......................................           (388)               (398)           (3)
                                                       -----------      --------------

Net Income.........................................    $       732      $          741            (1)%
                                                       -----------      --------------
                                                       -----------      --------------

--------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic Earnings Per Common Share....................    $      0.30      $         0.38           (21)%
Dilutive Earnings Per Common Share.................           0.30                0.38           (21)
Book Value.........................................          12.17               10.33            18
Dividends..........................................           0.10                0.06            67
Shares Outstanding.................................      2,428,385           1,937,905            25
Weighted Average Shares Outstanding................      2,428,385           1,937,905            25
Dilutive Weighted Average Shares Outstanding.......      2,471,324           1,967,509            26

--------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets...........................           1.08%               1.17%           (8)%
Return on Average Shareholders' Equity.............          10.12               15.08           (33)
Dividend Payout-computed on a per share basis......          33.33               15.79           111
Overhead Ratio.....................................          65.87               62.83             5
Total Risk-Based Capital Ratio.....................          18.75               14.17            32
Average Shareholders' Equity to Assets.............          10.60                7.78            36
Tier 1 Leverage....................................          10.15                7.28            39

--------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets.............................................    $   279,546      $      255,435             9 %
Total Loans, net of unearned discount..............        160,403             151,198             6
Total Deposits.....................................        241,417             226,362             7
Common Shareholders' Equity........................         29,558              20,018            48

OVERVIEW
     Total assets increased during the first quarter of 1998 to $279.5 million or 9.4% compared to $255.4 million for the comparable period in 1997. Deposits at March 31, 1998 were $241.4 million compared to $231.4 million at year-end 1997 and $226.4 million at March 31, 1997. Loans were also up 6.1% to $160.4 million, compared to $151.2 million for same period in 1997. Shareholders' equity increased to $29.6 million or 47.7% in 1998 compared to $20.0 million in 1997 with $6.8 million attributable to the stock offering which was completed on July 15, 1997, an increase in unrealized gains on securities of $.5 million, $.7 million paid out in dividends and $3.0 million from retained earnings.

     Net earnings for the quarter ended March 31, 1998 were $732,000, compared to $741,000 in 1997 or $.30 and $.38 per share, respectively. The major contributing factors for the decrease in earnings were a decrease in net interest margin and an increase in overhead cost. These factors will be discussed in detail under appropriate sections in this document. Return on average shareholders' equity and average assets for the period was 10.12% and 1.08%, respectively. In analyzing the per share earnings and ratios presented, it is prudent to consider the impact of the July, 1997 stock offering which contributed 484,480 additional shares of common stock resulting in an increase of $6.8 million in equity.

     Allowance for loan losses remained unchanged at $1.5 million at March 31, 1998 and 1997.


RESULTS OF OPERATIONS
Net Interest Income
     Net interest income, the primary source of revenue for the Bank, was $2.8 million for the first quarter of 1998, an increase of $149,000, or 5.6%, from the first quarter of 1997. This increase was substantially the result of the overall asset growth during the past year. Total average earning assets increased by $18.4 million, or 7.9% to $251.5 million in 1998, compared to $233.1 million in 1997. Net interest margins decreased to 4.50% from 4.59% reflecting the competitive interest rate market with loan and deposit pricing. Table 1: "Average Balances - Yields and Rates", on page 10, provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 1998 and 1997. Total earning asset yields decreased to 8.10% in 1998 from 8.16%, while rates on interest-bearing liabilities increased to 4.28% from 4.12% in 1997. Average time deposits for 1998 represented 52.3% of total average deposits, compared to 50.8% a year earlier. Table 1a: "Analysis of Changes in Interest Income and Expense", on page 11, indicates that the change in interest income was due mainly to volume increases in the loan portfolio, while the change in interest expense was primarily due to increased volume in Time Deposits.

                    TABLE 1: AVERAGE BALANCES - YIELDS AND RATES
                                   (UNAUDITED)

                                                MARCH 31, 1998                       MARCH 31, 1997
                                    -----------------------------------  --------------------------------------
                                                 INTEREST                               INTEREST
                                     AVERAGE     INCOME OR      AVERAGE     AVERAGE     INCOME OR      AVERAGE
                                     BALANCE      EXPENSE        RATE       BALANCE      EXPENSE        RATE
                                     -------     ---------      -------     -------     ---------      -------
                                                               (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold.............  $   22,995     $     298       5.26%    $   13,853   $     176       5.15%
  Securities Available for Sale..      54,969           832       6.14         59,343         883       6.03
  Securities Held to Maturity....       7,900           104       5.34          9,830         132       5.45
  Loans, net unearned (1)........     159,902         3,713       9.42        149,960       3,496       9.45
  Interest Bearing Deposits......       5,769            79       5.55            143           2       5.68
                                   ----------     ---------- ---------     ----------       -----       ----

TOTAL EARNING ASSETS.............     251,535         5,026       8.10        233,129       4,689       8.16
  All Other Assets...............      23,318                                  23,052
                                   ----------                              ----------

TOTAL ASSETS.....................  $  274,853                              $  256,181
                                   ----------                              ----------
                                   ----------                              ----------

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW & Money Markets............  $   66,092     $     415       2.55%    $   64,200   $     385       2.43%
  Savings........................      15,819            76       1.95         15,038          72       1.94
  Time Deposits..................     123,673         1,664       5.46        115,426       1,491       5.24
  Short Term Borrowings..........       5,875            74       5.11          4,169          50       4.86
  Notes Payable & Debentures.....         338             7       8.09          2,550          50       7.95
                                   ----------     ---------- ---------     ----------   ---------       ----
TOTAL INTEREST BEARING
  LIABILITIES....................     211,797         2,236       4.28        201,383       2,048       4.12
  Demand Deposits................      31,038                                  32,369
  Other Liabilities..............       2,669                                   2,491
  Shareholders' Equity...........      29,349                                  19,938
                                   ----------                              ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY...........  $  274,853                              $  256,181
                                   ----------                              ----------
                                   ----------                              ----------

                                                                  ----                                  ----
INTEREST SPREAD (2)..............                                 3.82%                                 4.04%
                                                                  ----                                  ----
                                                                  ----                                  ----
                                                  ---------                             ---------
NET INTEREST INCOME..............                 $   2,790                             $   2,641
                                                  ---------                             ---------
                                                  ---------                             ---------

NET INTEREST MARGIN (3)..........                                 4.50%                                 4.59%
                                                                  ----                                  ----
                                                                  ----                                  ----


---------------------
(1) Interest income on average loans includes loan fee recognition of $128,000 and $150,000 in 1998 and 1997 respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                   (Unaudited)

                                            NET CHANGE MARCH 31,                   NET CHANGE MARCH 31,
                                            1997-1998 ATTRIBUTABLE TO:             1996-1997 ATTRIBUTABLE TO:
                                           ------------------------------         ------------------------------
                                                                     NET                                    NET
                                            VOLUME (1)    RATE (2)  CHANGE         VOLUME (1)   RATE (2)  CHANGE
                                            ----------    --------  ------         ----------   --------  ------
                                                                       (THOUSANDS)
INTEREST INCOME:
   Federal Funds Sold....................    $   116    $    6    $  122           $    90      $  (6)    $   84
   Securities Available for Sale.........        (65)       14       (51)              300         14        314
   Securities Held to Maturity...........        (26)       (2)      (28)              (45)        (2)       (47)
   Loans.................................        232       (15)      217             1,064        (32)     1,032
   Interest Bearing Deposits.............         79        (2)       77                (4)         -         (4)
                                             -------    ------    ------           -------      -----     ------
         Total...........................        336         1       337             1,405        (26)     1,379
                                             -------    ------    ------           -------      -----     ------


INTEREST EXPENSE:
   Deposits:
      NOW & Money Markets................         11        19        30               133        (30)       103
      Savings............................          4         -         4                12         (6)         6
      Time Deposits......................        107        66       173               406        (32)       374
   Short Term Borrowings.................         21         3        24                50          -         50
   Notes Payable & Debentures............        (43)       -        (43)               38        (14)        24
                                             -------    ------    ------           -------      -----     ------
      Total..............................        100        88       188               639        (82)       557
                                             -------    ------    ------           -------      -----     ------
         Net Interest Income.............    $   236    $  (87)   $  149           $   766      $  56     $  822
                                             -------    ------    ------           -------      -----     ------
                                             -------    ------    ------           -------      -----     ------


-------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

PROVISION FOR LOAN LOSS
     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The allowance for loan losses on March 31, 1998, was $1.5 million, essentially unchanged from 1997. The provision for loan losses decreased $50,000, or 38.5%, to $80,000 during the first quarter of 1998 as compared to $130,000 for the comparable period in 1997. The decrease is mainly due to a reduction in classified loans. Table 7, "Analysis of Allowance for Loan Losses" analyzes the activity in the allowance for first quarter 1998 and 1997.

NON-INTEREST INCOME
     Non-interest income for the quarter ended March 31, 1998 was $572,000, a modest increase of $17,000 or 3.1% from the first quarter of 1997. The service charge income received from deposit accounts remained the same which was mainly attributable to a decrease in overdrawn accounts which reduced the insufficient charge fee income, offset by the ATM surcharge which began in the second quarter of 1997. An increase in credit life insurance fees and fees collected from mortgage loans sold to secondary markets were also contributing factors. As a percentage of average assets, there was a slight decrease to 0.84% from 0.88%.

NON-INTEREST EXPENSE
     Non-interest expense increased in the first quarter of 1998 by 12.2% to $2.2 million compared to $1.9 million for the first quarter of 1997. Non-interest expense as a percentage of average assets for the first quarter of 1998 and 1997 was 3.19% and 3.05%, respectively. The increase is due mainly to several key personnel positions being filled late in the fourth quarter of 1997, along with the added personnel cost of the West 90 Office and the increase in occupancy and equipment relating to the openings of an Operations Center and the West 90 Office.

     Other operating expenses increased $59,000, or 9.6%, in 1998 compared to 1997. The increase is mainly attributable to a 59.0% increase in telephone expense, which resulted when the Bank installed a new toll-free telephone banking system, which allows our customers access to their accounts 24 hours a day, seven days a week.

                              TABLE 2:  OTHER OPERATING EXPENSES

                                                                Three Months Ended March 31,
                                                                 1998                1997
                                                                 ----                ----
                                                                        (thousands)
         Data Processing..................................       $126                $135
         Postage and Delivery.............................         91                  85
         Advertising and Promotion........................         84                  77
         Other............................................         72                  63
         Telephone........................................         62                  39
         Supplies.........................................         58                  63
         Amortization of Intangible Assets................         48                  51
         Legal and Professional...........................         38                  34
         Loan Expenses....................................         37                  26
         Regulatory Fees..................................         33                  22
         Administrative...................................         26                  21
                                                                 ----                ----

         Total Other Operating Expenses...................       $675                $616
                                                                 ----                ----
                                                                 ----                ----


INCOME TAXES
     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying rate to such interim pre-tax income. The Company's estimated tax rate for 1998 is 35%.

EARNING ASSETS
LOANS
         During the first quarter of 1998, average loans were $159.9 million and were 67.6% of average deposits, compared to $150.0 million and 66.1% for 1997. Total loans have increased by $9.2 million, or 6.1%, since March 31, 1997. The following table compares the composition of the Company's loan portfolio as of March 31, 1998, to 1997. Management expects this loan portfolio composition to stay approximately the same throughout 1998.


                       TABLE 3: LOAN PORTFOLIO COMPOSITION


                                                                       MARCH 31,
         Types of Loans                                             1998          1997
                                                                  --------      --------
                                                                       (thousands)
         Commercial, Financial and Agricultural...............    $ 69,785      $ 67,488
         Real Estate - Mortgage...............................      68,569        60,830
         Real Estate - Construction...........................       3,639         3,884
         Installment and Consumer Lines.......................      18,410        18,996
                                                                  --------      --------

         Total Loans, Net of Unearned Discount................     160,403       151,198
         Less: Allowance for Loan Losses......................       1,465         1,489
                                                                  --------      --------
         Net Loans............................................    $158,938      $149,709
                                                                  --------      --------
                                                                  --------      --------

     The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on March 31, 1998. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                                 MARCH 31, 1998

                                              0-12        1-5          OVER 5
                                             MONTHS      YEARS          YEARS        TOTAL
                                            -------     -------        -------      --------
                                                                (thousands)
All Loans Other Than Construction.......    $16,539     $61,088        $79,137      $156,764
Real Estate - Construction..............      3,639           -              -         3,639
                                            -------     -------        -------      --------
Total...................................    $20,178     $61,088        $79,137      $160,403
                                            -------     -------        -------      --------
                                            -------     -------        -------      --------

Fixed Interest Rate.....................    $10,361     $39,365        $23,577      $ 73,303
Variable Interest Rate..................    $ 9,817     $21,723        $55,560      $ 87,100


LOAN QUALITY

     The allowance for loan losses on March 31, 1998, was 0.91% of total loans, compared to 0.98% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.


                TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                           MARCH 31,
                                                             1998                             1997
                                                   --------------------------      --------------------------
                                                                PERCENT OF                       PERCENT OF
                                                               LOANS IN EACH                    LOANS IN EACH
                                                                CATEGORY TO                      CATEGORY TO
                                                   AMOUNT       TOTAL LOANS         AMOUNT       TOTAL LOANS
                                                   ------       -----------         ------       -----------
                                                                   (dollars in thousands)
         Commercial, Financial
            and Agricultural....................   $  892           44%             $  929             45%
         Real Estate - Mortgage.................      120           43%                131             40%
         Real Estate- Construction..............        6            2%                  4              2%
         Consumer...............................      447           11%                425             13%
         Unallocated............................        -            -                   -              -
                                                   ------       -----------         ------       -----------
         Total..................................   $1,465          100%             $1,489            100%
                                                   ------       -----------         ------       -----------
                                                   ------       -----------         ------       -----------



     Total Non-Performing Assets on March 31, 1998 increased $85,000 or 7.3% to $1.24 million compared to $1.16 million on the same date in 1997. Non-performing assets have decreased by $281,000, or 18.5% since the 1997 year end. Non-performing loans, plus other real estate owned, as a percentage of total assets for March 31, 1998 and 1997 were .44% and .45%, respectively. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on March 31, 1998.

                         TABLE 6: NON-PERFORMING ASSETS

                                                                   MARCH 31,           DECEMBER 31,
                                                              1998         1997           1997
                                                             ------        ------        ------
                                                                     (dollars in thousands)
                  Non-Accrual Loans.....................     $  806        $  939        $1,045
                  Past Due Loans 90 Days or
                     More and Still Accruing............         35           130           158
                  Other Real Estate Owned...............        401            88           320
                                                             ------        ------        ------
                  Total Non-Performing Assets...........     $1,242        $1,157        $1,523
                                                             ------        ------        ------
                                                             ------        ------        ------

                  Percent of Total Assets...............       0.44%         0.45%         0.56%


     The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first three month period of 1998 as compared to 1997.


                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                                                   MARCH 31,
                                                                           1998                  1997
                                                                        --------              --------
                                                                             (dollars in thousands)
         Allowance for loan loss balance applicable to:

         Balance at Beginning of Year...............................    $  1,495              $  1,396

         Loans Charged-Off:
            Commercial, Financial and Agricultural..................          34                     -
            Real Estate, Construction...............................           -                     -
            Real Estate, Mortgage...................................           3                     -
            Consumer................................................          89                    45
                                                                        --------              --------
               Total Loans Charged-Off..............................         126                    45

         Recoveries on Loans Previously Charged-Off:
            Commercial, Financial and Agricultural..................           8                     -
            Real Estate, Construction...............................           -                     -
            Real Estate, Mortgage...................................           -                     -
            Consumer................................................           8                     8
                                                                        --------              --------
               Total Loan Recoveries................................          16                     8
                                                                        --------              --------
                 Net Loans Charged-Off..............................         110                    37
                                                                        --------              --------

         Provision for Loan Losses Charged to Expense...............          80                   130
                                                                        --------              --------
         Ending Balance.............................................    $  1,465            $    1,489
                                                                        --------              --------
                                                                        --------              --------

         Total Loans Outstanding....................................    $160,403              $151,198
         Average Loans Outstanding..................................    $159,902              $149,960

         Allowance for Loan Losses to Loans Outstanding.............        0.91%                 0.98%
         Net Charge-Offs to Average Loans Outstanding...............        0.07%                 0.02%



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

            TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

                                   March 31, 1998

                                         HELD TO MATURITY           AVAILABLE FOR SALE
                                    --------------------------  --------------------------
                                     AMORTIZED     ESTIMATED     AMORTIZED     ESTIMATED
  THOUSANDS                            COST      MARKET VALUE      COST      MARKET VALUE
----------------------------------  -----------  -------------  -----------  -------------

U.S. Treasury:
  One Year or Less................   $      --     $      --     $   7,496     $   7,508
  Over One Through Five Years.....          --            --        17,957        18,250
                                    -----------  -------------  -----------  -------------
Total U.S. Treasury...............          --            --        25,453        25,758

U.S. Government Agencies and
Corporations:
  One Year or Less................          --            --         8,843         8,857
  Over One Through Five Years.....          --            --         6,152         6,179
  Over Five Through Ten Years.....          --            --         2,004         2,003
                                    -----------  -------------  -----------  -------------
Total U.S. Government Agencies and
Corporations......................          --            --        16,999        17,039

  Obligations of State and
    Political Subdivisions:
  Over One Through Five Years.....          --            --           177           186
  Over Five Through Ten Years.....          --            --           530           550
  Over Ten Years..................          --            --           608           648
                                    -----------  -------------  -----------  -------------
Total Obligations of State and
Political Subdivisions............          --            --         1,315         1,384

Mortgage-Backed Securities (2):
  One Year or Less................       3,409         3,360           104           104
  Over One Through Five Years.....       4,135         4,086            --            --
  Over Five Through Ten Years.....          --            --         2,142         2,136
  Over Ten Years..................          --            --         4,796         4,864
                                    -----------  -------------  -----------  -------------
Total Mortgage-Backed
Securities........................       7,544         7,446         7,042         7,104

Other Securities:
  Over Ten Years (3)..............          --            --         1,443         1,443
                                    -----------  -------------  -----------  -------------
Total Other Securities............          --            --         1,443         1,443
                                    -----------  -------------  -----------  -------------
Total Securities..................   $   7,544     $   7,446     $  52,252     $  52,728
                                    -----------  -------------  -----------  -------------
                                    -----------  -------------  -----------  -------------

------------------------------------------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents investments in mortgage-backed securities which are subject to early repayment.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                   March 31, 1998

                                                 March 31, 1998      December 31,1997        March 31, 1997
                                                 --------------      ----------------        --------------
           One Year or Less                          5.69%                 5.63%                  5.03%
           Over One through Five Years               6.13%                 5.93%                  6.06%
           Over Five through Ten Years               6.40%                 6.78%                  6.67%
           Over Ten Years (1)                        6.51%                 6.53%                  5.52%

------------------
(1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

Other Earning Assets
         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.


FUNDING SOURCES
Deposits
         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 1998 and 1997.


                            Table 10: Total Deposits

                                                                                     March 31,
                                                                               1998        1997
                                                                           ----------   ---------
                                                                                    (thousands)
         Non-Interest Bearing:
                 Demand Checking                                           $  32,783    $  31,773
         Interest Bearing:
                 NOW Checking                                                 42,932       37,707
                 Money Market Checking                                        24,704       26,731
                 Savings                                                      15,934       15,441
                 Certificates of Deposit                                     125,064      114,710
                                                                           ----------   ---------

         Total Deposits                                                    $ 241,417    $ 226,362
                                                                           ----------   ---------
                                                                           ----------   ---------


Note Payable
         The Company borrowed $2.7 million in connection with the acquisition of Riherd Bank Holding Company. On January 22, 1998, the Company paid off the note payable. The Company also has available lines of credit with certain other financial institutions totaling $4.0 million. The amount outstanding as of March 31, 1998 was $0.

Repurchase Agreements
         The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1998 and 1997 was approximately $5.9 million and $4.2 million, respectively. Interest expense in 1998 and 1997 was $74,000 and $50,000, respectively, resulting in an average rate paid of 5.11% in 1998 and 4.86% in 1997.

INTEREST RATE SENSITIVITY / LIQUIDITY
     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time internal, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. In the future, the Company will attempt to maintain, with respect to management's expectations of interest rate changes in the immediate twelve months , a cumulative gap position with plus, or minus 20% of total assets.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

         On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X and various forms (Securities Act Release No. 7386) to clarify and expand existing requirement for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. No derivative financial instruments are held by the Company, but other financial instruments, which include investments, loans and deposit liabilities are included in the Company's balance sheet. The release requires quantitative and qualitative disclosures about market risk.

         In Table 11, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 1998, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 1998 should not necessarily be considered to apply at subsequent dates.

                       Table 11: Rate Sensitivity Analysis
                                 March 31, 1998

(Dollars in thousands)                                                                                       Fair
                               1998       1999       2000       2001       2002       Beyond      TOTAL      Value
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------
INTEREST-EARNING ASSETS:

Loans
     Fixed Rate Loans        $  10,361  $   7,923  $   9,883  $  12,655  $   8,904  $  23,577  $  73,303  $  73,520
       Average Interest Rate      8.89%     10.69%      9.66%      9.04%      9.39%      8.55%      9.17%

     Variable Rate Loans         9,817      4,562      7,724      5,173      4,264     55,560     87,100     87,100
       Average Interest Rate      9.83%     10.09%      9.48%      9.06%      9.23%      8.43%      8.84%

Investment Securities(1)
     Fixed Rate Investments     19,852     11,012      8,710      5,521      3,177      5,839     54,111     54,422
       Average Interest Rate      5.69%      6.01%      5.72%      6.56%      6.90%      6.17%      5.97%

     Variable Rate Investments      --         --         --         --         --      4,242      4,242      4,309
       Average Interest Rate                                                             6.86%      6.86%

Federal Funds Sold              29,900         --         --         --         --         --     29,900     29,900
       Average Interest Rate      5.10%                                                             5.10%

Other Earning Assets(2)          7,215         --         --         --         --         --      7,215      7,215
       Average Interest Rate      5.67%                                                             5.67%
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------

Total Interest-Earning
     Assets                  $  77,145  $  23,497  $  26,317  $  23,349  $  16,345  $  89,218  $ 255,871  $ 256,466
       Average Interest Rate      6.42%      8.38%      8.30%      8.46%      8.86%      8.24%      7.77%
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------


INTEREST-BEARING LIABILITIES:

NOW                          $  12,880  $     --  $       --  $     --  $      --   $  30,052  $  42,932  $  42,932
       Average Interest Rate      1.78%                                                  1.78%      1.78%

Money Market                    22,001        --          --        --         --       2,702     24,703     24,703
       Average Interest Rate      3.87%                                                  2.14%      3.68%

Savings                         4,780         --          --        --         --      11,154     15,934     15,934
       Average Interest Rate     1.98%                                                   1.98%      1.98%

CD's $100,000 and Over         22,564      3,295      7,530        926        123          --     34,438     34,322
       Average Interest Rate     5.68%      6.19%      6.32%      6.11%      6.50%                  5.88%

CD's Under $100,000            73,614     10,349      3,691      2,835        112         26     90,627     90,495
       Average Interest Rate     5.16%      5.71%      5.79%      5.85%      5.82%      6.29%      5.27%

Securities Sold Under
   Repurchase Agreements         6,012        --         --         --         --         --      6,012      6,012
       Average Interest Rate      5.08%                                                            5.08%

Notes Payable                       --        --         --         --         --         --         --         --
       Average Interest Rate
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------
Total Interest-Bearing
      Liabilities            $ 141,851  $ 13,644  $  11,221  $   3,761   $    235  $  43,934  $ 214,646  $ 214,398
       Average Interest Rate     4.63%      5.83%      6.15%      5.91%      6.18%      1.86%      4.24%
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------
                             ---------  ---------  ---------  ---------  ---------  ---------- ---------  -----------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $477,000.

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

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $93.7 million and represented 39.6% of average total deposits during the first quarter of 1998, compared to $81.0 million and 35.7% for 1997. Average loans were 67.6% and 66.1% of average deposits for the three month period ended March 31, 1998 and 1997, respectively. As noted in Table 3: "Loan Portfolio Composition", approximately $142.0 million, or 88.5%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 12.6% of the portfolio matures within one year.

         Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 85.7% of total deposits in the first quarter of 1998 and 89.5% in the comparable period in 1997. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.


             Table 12: Maturity of Time Deposits of $100,000 or More
                                 March 31, 1998

                                                                           Amount
                                                                         (thousands)
                      Three Months or Less                                $   7,434
                      Three Through Six Months                                4,925
                      Six Through Twelve Months                              10,205
                      Over Twelve Months                                     11,874
                                                                         ----------
                      Total                                                $ 34,438
                                                                         ----------
                                                                         ----------

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to riskweighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at March 31, 1998 compared to 1997 are as follows:



                            Table 13: Capital Ratios


                                               March 31,           Well Capitalized    Regulatory
                                            1998      1997           Requirements       Minimums
                                           -----     -----         ----------------    ----------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio                   17.8%     13.1%               6.0%             4.0%

     Total Capital to
       Risk-Weighted Assets                 18.7%     14.2%              10.0%             8.0%

Tier 1 Leverage Ratio                       10.2%      7.3%               5.0%             4.0%



PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

         Item 2.  Changes in Securities -

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         Item 3.  Defaults Upon Senior Securities - Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders - There were no matters submitted to a vote of security holders during the three months ended March 31, 1998. On April 15, 1998, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey
                   S. Bullard, Raymond Land, Sr., Marvin H. Pritchett, William Streicher and K. C. Trowell) was elected. The total vote consisted of 1,843,685 votes for the election of directors and 76,076 votes withheld on certain directorship nominees. Of the 2,428,385 total outstanding shares of the Company common stock, there were 1,919,761 shares, or 79.06%, represented at the meeting; 811,206 votes, or 33.41%, were made by the Company's solicitation of proxies, and 1,108,555 votes, or 45.65%, were made in person. An Incentive Plan was also approved by the Shareholders. The total vote consisted of 1,782,433 votes for, 600 votes withheld and 136,728 votes against the approval the Incentive Plan.

         Item 5.  Other Information - Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K -

         (a)      Exhibits
                  None

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three month period ended March 31, 1998.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CNB, Inc.
                                              -------------------------------
                                                      (Registrant)


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

                                        Date:   May 6, 1998