Form 10QSB
period 1998-06-30
CNB INC /FL
filed 1998-08-14
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from          to
                                        --------    --------


                          Commission File No. 0-25988

                                    CNB, Inc.
                           -------------------------------
                           (Name of Small Business Issuer)


                FLORIDA                                59-2958616
      ---------------------------------            -------------------
      (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)            Identification No.)

      Post Office Box 3239
      201 North Marion Street
      Lake City, Florida                                 32056
      ---------------------------------               -----------
      (Address of principal executive offices)         (Zip Code)


      Registrant's telephone number, including area code: (904) 755-3240

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        --- ----

The number of shares of the registrant's common stock outstanding as of July 31, 1998 was 2,428,385 shares, $0.01 par value per share.

                                    CNB, INC.
                         FINANCIAL REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements
                       (Unaudited)

                                Consolidated Statement of Financial Condition ................................   3
                                Consolidated Statements of Income ............................................   4
                                Consolidated Statements of Shareholders' Equity...............................   6
                                Consolidated Statements of Cash Flows ........................................   7
                                Notes to Consolidated Financial Statements ...................................   8

              Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

                                Selected Financial Data ......................................................   9
                                Overview .....................................................................  10
                                Results of Operations ........................................................  10
                                Earning Assets ...............................................................  14
                                Funding Sources ..............................................................  18
                                Interest Rate Sensitivity/Liquidity   ........................................  18
                                Capital Ratios ...............................................................  22

PART II - OTHER INFORMATION
              Item 4.  Submission of Matters to a Vote of Security Holders ...................................  23


                                        2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            CNB, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               June 30,
                                                                                1998
                                                                              ---------
                               ASSETS                                        (thousands)

CASH AND CASH EQUIVALENTS:
     Cash and due from banks                                                 $   9,374
     Federal funds sold                                                         33,025
     Interest bearing deposits in other banks                                    5,866
                                                                             ---------
          Total Cash and Cash Equivalents                                       48,265
Investment securities available for sale                                        45,688
Investment securities held to maturity                                           6,637
Loans:

     Commercial, Financial & Agricultural                                       79,674
     Real Estate - Mortgage                                                     70,430
     Real Estate - Construction                                                  4,346
     Installment & Consumer Lines                                               19,404
                                                                             ---------
          Total Loans, net of unearned discount                                173,854
Less:  Allowance for Loan Losses                                                (1,583)
                                                                             ---------
     Net Loans                                                                 172,271

Premises and equipment, net                                                     10,216
Other assets                                                                     4,675
                                                                             ---------
      TOTAL ASSETS                                                           $ 287,752
                                                                             ---------
                                                                             ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
      Non-interest bearing demand                                            $  33,336
      Savings, Time & Demand                                                   178,031
      Time, $100,000 & over                                                     36,636
                                                                             ---------
               Total Deposits                                                  248,003

     Securities sold under repurchase agreements                                 7,262
     Other liabilities                                                           2,471
                                                                             ---------
               Total Liabilities                                               257,736
                                                                             ---------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares
   authorized; no shares issued or outstanding                                    --
Common stock; $.01 par value; 10,000,000 shares
   authorized; 2,428,385 shares issued and outstanding                              24
Additional paid-in capital                                                      19,490
Retained earnings                                                               10,199
Unrealized gain on investment securities available for sale, net of taxes          303
                                                                             ---------
     Total Shareholders' Equity                                                 30,016
                                                                             ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                            $ 287,752
                                                                             ---------
                                                                             ---------

                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                1998          1997
                                                            -----------   -----------
 Interest Income                                                   (in thousands)


   Interest and fees on loans                               $     7,638   $     7,088
   Interest on investment securities held to maturity               194           264
   Interest on investment securities available for sale           1,576         1,841
   Interest on federal funds sold                                   720           242
   Interest on interest bearing deposits                            160             4
                                                            -----------   -----------
    Total Interest Income                                        10,288         9,439
                                                            -----------   -----------
 Interest Expense
   Interest on deposits                                           4,393         3,995
   Interest on notes payable                                          7            96
   Interest on short-term borrowings                                157           121
                                                            -----------   -----------
    Total Interest Expense                                        4,557         4,212
                                                            -----------   -----------
          Net Interest Income                                     5,731         5,227
 Provision for Loan Loss                                            230           260
                                                            -----------   -----------
   Net Interest Income After Provision for Loan Loss              5,501         4,967
 Non-interest Income
   Service charges                                                  853           832
   Other fees and charges                                           282           221
   Gain on sale of securities                                         2          --
                                                            -----------   -----------
    Total Non-Interest Income                                     1,137         1,053
                                                            -----------   -----------
 Non-interest Expense
   Salaries and employee benefits                                 2,256         1,967
   Occupancy and equipment expenses                                 794           664
   Other operating expenses                                       1,404         1,214
                                                            -----------   -----------
    Total Non-interest Expense                                    4,454         3,845
                                                            -----------   -----------
 Income Before Income Taxes                                       2,184         2,175
    Income Taxes                                                    755           754
                                                            -----------   -----------
 NET INCOME                                                 $     1,429   $     1,421
                                                            -----------   -----------
                                                            -----------   -----------
 Other Comprehensive Income, Net of Tax
    Unrealized gains on securities:
       Unrealized gains (losses) arising during the period           48           (8)
       Less:  reclassification adjustment for gains
       included in net income                                        (1)          --
                                                            -----------   -----------
 Other Comprehensive Income                                          47           (8)
                                                            -----------   -----------
 Comprehensive Income                                             1,476         1,413
                                                            -----------   -----------
                                                            -----------   -----------
 Earnings Per Share (Note 3):
    Basic earnings per share                                $      0.59   $      0.73
                                                            -----------   -----------
                                                            -----------   -----------
    Average common shares                                     2,428,385     1,937,905
                                                            -----------   -----------
                                                            -----------   -----------
    Dilutive earnings per share                             $     0 .58   $      0.72
                                                            -----------   -----------
                                                            -----------   -----------
    Dilutive average common shares and share equivalents      2,471,324     1,967,509
                                                            -----------   -----------
                                                            -----------   -----------

                                        4

                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                         Three Months Ended June 30,
                                                                             1998        1997
                                                                         -----------  -----------
Interest Income                                                                    (thousands)
  Interest and fees on loans                                              $    3,925  $    3,592
  Interest on investment securities held to maturity                              90         132
  Interest on investment securities available for sale                           744         958
  Interest on federal funds sold                                                 422          66
  Interest on interest bearing deposits                                           81           2
                                                                         -----------  -----------
   Total Interest Income                                                       5,262       4,750
                                                                         -----------  -----------
Interest Expense
  Interest on deposits                                                         2,238       2,047
  Interest on notes payable                                                     --            46
  Interest on short-term borrowings                                               83          71
                                                                         -----------  -----------
   Total Interest Expense                                                      2,321       2,164
                                                                         -----------  -----------
         Net Interest Income                                                   2,941       2,586
Provision for Loan Loss                                                          150         130
                                                                         -----------  -----------
  Net Interest Income After Provision for Loan Loss                            2,791       2,456
Non-interest Income
  Service charges                                                                441         419
  Other fees and charges                                                         124          79
  Gain on sale of securities                                                    --          --
                                                                         -----------  -----------
   Total Non-Interest Income                                                     565         498
                                                                         -----------  -----------
Non-interest Expense
  Salaries and employee benefits                                               1,163         986
  Occupancy and equipment expenses                                               400         334
  Other operating expenses                                                       729         598
                                                                         -----------  -----------
   Total Non-interest Expense                                                  2,292       1,918
                                                                         -----------  -----------
Income Before Income Taxes                                                     1,064       1,036
   Income Taxes                                                                  367         356
                                                                         -----------  -----------
NET INCOME                                                                $      697  $      680
                                                                         -----------  -----------
                                                                         -----------  -----------
Other Comprehensive Income, Net of Tax
   Unrealized gains on securities:
      Unrealized gains arising during the period                                   4         268
      Less:  reclassification adjustment for gains
      included in net income                                                    --          --
                                                                         -----------  -----------
Other Comprehensive Income                                                         4         268
                                                                         -----------  -----------
Comprehensive Income                                                             701         948
                                                                         -----------  -----------
                                                                         -----------  -----------
Earnings Per Share (Note 3):
   Basic earnings per share                                               $     0.29  $     0.35
                                                                         -----------  -----------
                                                                         -----------  -----------
   Average common shares                                                   2,428,385   1,937,905
                                                                         -----------  -----------
                                                                         -----------  -----------
   Dilutive earnings per share                                            $     0.28  $     0.34
                                                                         -----------  -----------
                                                                         -----------  -----------
   Dilutive average common shares and share equivalents                    2,471,324   1,967,509
                                                                         -----------  -----------
                                                                         -----------  -----------

                            CNB, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Net Unrealized
                                                          Additional                         Gain (Loss)      Total
                                               Common      Paid-in     Retained   Treasury  on Investment  Shareholders'
                                                Stock      Capital     Earnings     Stock    Securities      Equity
                                             ---------   ----------- -----------  ---------  ----------   ------------
                                                                     (thousands)
  BALANCE, DECEMBER 31, 1996                  $     19   $    12,683   $   6,901   $     --  $       66   $    19,669

  Net Income for Six Months
    Ended June 30, 1997                             --            --       1,421         --          --         1,421

  Cash Dividends                                    --            --       (233)         --          --         (233)

  Purchase of Treasury Stock                        --            --          --        (10)         --          (10)

  Change in Unrealized Loss on Securities
    Available for Sale, net of taxes                --            --          --         --         (8)           (8)
                                             ---------   ----------- -----------  ---------  ----------   -----------
  BALANCE, JUNE 30, 1997                      $     19   $    12,683   $   8,089   $   (10)   $      58   $    20,839
                                             ---------   ----------- -----------  ---------  ----------   ------------
                                             ---------   ----------- -----------  ---------  ----------   ------------


  BALANCE, DECEMBER 31, 1997                  $     24   $    19,490   $   9,256   $     --   $     255   $   29,025

  Net income for the Six Months
    Ended June 30, 1998                             --            --       1,429         --          --        1,429

  Cash Dividends                                    --            --       (486)         --          --         (486)

  Change in Unrealized Gain on Securities
    Available for Sale, net of taxes                --            --          --         --          48           48
                                             ---------   ----------- -----------  ---------  ----------   ------------
  BALANCE, JUNE 30, 1998                      $     24   $    19,490   $  10,199   $     --   $     303   $   30,016
                                             ---------   ----------- -----------  ---------  ----------   ------------
                                             ---------   ----------- -----------  ---------  ----------   ------------


                            CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            1998                 1997
                                                                        ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (in thousands)


Net income                                                              $      1,429         $      1,421
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               440                  397
     Provision for loan loss                                                     230                  260
     Investment securities amortization, net                                      34                   87
    Changes in asset and liabilities:
      Other Assets                                                              (532)                (162)
      Other Liabilities                                                          216                    9
                                                                        ------------          -----------
      Net Cash Provided By Operating Activities                                1,817                2,012
                                                                        ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investment securities available for sale                         (4,160)             (10,168)
Proceeds from called securities available for sale                             2,100                4,500
Proceeds from maturities of securities available for sale                      7,000                5,000
Proceeds from sale of  securities available for sale                            -                     -
Principal payments received on mortgage backed securities
  available for sale                                                           2,276                 1,416
Principal payments received on mortgage backed securities
  held to maturity                                                             1,440                  845
Net increase in loans                                                        (14,347)              (7,617)
Purchases of premises and equipment, net                                        (446)                (804)
                                                                        ------------          -----------
      Net Cash Used In Investing Activities                                   (6,137)              (6,828)
                                                                        ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                       16,559              (2,430)
Securities sold under repurchase agreements                                   (1,895)                1,842
Repayment of note payable                                                     (1,450)                (600)
Cash dividend(s)                                                                (486)                (233)
Purchase of treasury stock                                                     -                      (10)
                                                                        ------------          -----------
      Net Cash Provided By Financing Activities                               12,728               (1,431)
                                                                        ------------          -----------
      Net Increase (Decrease) in Cash and Cash Equivalents                     8,408               (6,247)

Beginning Balance                                                              39,857              22,880
                                                                        ------------          -----------
Cash and Cash Equivalents at End of Period                               $    48,265          $    16,633
                                                                        ------------          -----------
                                                                        ------------          -----------
SUPPLEMENTAL DISCLOSURES:
      Interest Paid                                                      $     4,467          $     4,107
                                                                        ------------          -----------
                                                                        ------------          -----------
      Taxes Paid                                                         $       685          $       900
                                                                        ------------          -----------
                                                                        ------------          -----------

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1. Consolidation
The consolidated financial statements include the accounts of CNB, Inc., "the Company" and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes, thereto, included in the Company's annual report on Form 10-KSB for the year-ended December 31, 1997. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 3. Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on weighted average number of shares of common stock. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the periods ended June 30, 1998 and 1997.

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

Total comprehensive income is defined as the total of net income and all other changes in equity. The Company reported total comprehensive income, net of tax, for the quarters ended June 30, 1998 and 1997 of $1,476,000 and $1,413,000, respectively. Total comprehensive net income, net of tax, for the second quarter of 1998 and 1997, included net gains of $47,000 and net losses of $8,000, respectively. These changes reflect a market value increase and decrease in investment securities available-for-sale securities for the quarters ended June 30, 1998 and 1997.

Note 5.  New Accounting Pronouncement
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. The financial impact of the adoption of this statement has not been determined. However, the affect of the adoption of the statement is not expected to be material.

Note 6.  2-for-1 Stock Split
On July 15, 1998, the Company declared a 2-for-1 stock split for shareholders of record on August 10, 1998 to be effective on August 17, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following tables and discussion set forth certain selected financial information and should be read in conjunction with the consolidated financial statements (unaudited) of the Company and the Bank included in "Item 1. Financial Statements" above. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operstions. This report contains forward-looking statements within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends, and long-term objectives. The forward looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

                                                                                 Selected Financial Data
                                                                                 Six Months Ended June 30,
                                                                        1998                1997              Change%
                                                                    ------------        -------------     -------------
Dollars in thousands except per share information.
---------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Total Interest Income                                                    $10,288           $9,439                9 %
Total Interest Expense                                                    (4,557)          (4,212)               8
                                                                    ------------        -------------
   Net Interest Income                                                     5,731            5,227               10

Loan Loss Provision                                                         (230)            (260)             (12)
                                                                    ------------        -------------
   Net Interest Income After
      Provision for Loan Losses                                            5,501            4,967               11

Non-Interest Income                                                        1,137            1,053                8
Non-Interest Expense                                                      (4,454)          (3,845)              16
                                                                    ------------        -------------
Income Before Taxes                                                        2,184            2,175               --
Income Taxes                                                                (755)            (754)              --
                                                                    ------------        -------------
Net Income                                                               $ 1,429           $1,421                1
                                                                    ------------        -------------
                                                                    ------------        -------------
---------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Net Income Per Common Share                                                $0.59            $0.73              (19)%
Dilutive Earnings Per Common Share                                          0.58             0.72              (19)
Book Value                                                                 12.36            10.75               15
Dividends                                                                   0.20             0.12               67
Shares Outstanding                                                     2,428,385        1,937,905               25
Weighted Average Shares Outstanding                                    2,428,385        1,937,905               25
Dilutive Weighted Average Shares Outstanding                           2,471,324        1,967,509               26
---------------------------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on Average Assets                                                    1.03%            1.12%              (8)%
Return on Average Shareholders' Equity                                      9.74            14.19              (31)
Dividend Payout-computed on a per share basis                              33.90            16.44              106
Overhead Ratio                                                             67.10            63.87                5
Total Risk-Based Capital Ratio                                             17.60            14.17               24
Average Shareholders' Equity to Assets                                     10.56             7.91               34
Tier 1 Leverage                                                             9.96             7.57               32

---------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                  $287,752         $254,936               13 %
Total Loans, net of unearned discount                                    173,854          156,342               11
Total Deposits                                                           248,003          224,394               11
Common Shareholders' Equity                                               30,016           20,839               44


OVERVIEW

         Total assets increased during the second quarter of 1998 to $287.8 million or 12.9% compared to $254.9 million for the comparable period in 1997. Deposits at June 30, 1998 were $248.0 million compared to $224.4 million at June 30, 1997. Loans increased 11.2% to $173.9 million, compared to $156.3 million for the same period in 1997. Shareholders' equity increased to $30.0 million or 44.0% at June 30, 1998 compared to $20.8 million for the same period in 1997 with $6.8 million attributable to the stock offering which was completed on July 15, 1997, an increase in unrealized gains on securities of $.3 million, $.9 paid out in dividends and $3.0 million from retained earnings.

         Net income for the six month period ended June 30, 1998 was $1.4 million or $.59 per share, coinciding with net income for the same period in 1997, or $.73 per share. These results produced a return on average shareholders' equity of 9.7% and return on average assets of 1.03% as compared to 14.2% and 1.12%, respectively, in 1997. The 1998 return on average shareholders' equity and per share earnings were impacted by the stock offering in 1997 which contributed 484,480 additional shares of common stock resulting in an increase of $ 6.8 million in equity.

         Allowance for loan losses remained unchanged at $1.6 million at June 30, 1998 and 1997.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income, the primary source of revenue for the Bank, was $5.7 million for the first six months of 1998, an increase of $.5 million, or 9.6% from last year. This increase was primarily a result of growth in loan income. Interest expense was $4.6 million the first half of 1998 compared to $4.2 million for the same period in 1997 with growth in time deposits being the main contributing factor for this increase. Table 1 : "Average Balances - Yields and Rates", below, provides the Company's average volume of interest earning assets and interest bearing liabilities for the first half of 1998 and 1997. Net interest margin essentially remain unchanged in 1998, as compared 1997. The Company's interest rate spread decreased 18 basis points in 1998 compared to the same period in 1997, reflecting the competitive interest rate environment for loans and deposits. The Company has recognized a slight improvement in the second quarter as compared to the first quarter of 1998 with interest margin improving to 4.52% from 4.50% and interest spread improving to 3.84% as compared to 3.82%.

                  Table 1: Average Balances - Yields and Rates
                                (Unaudited)


                                                June 30, 1998                          June 30, 1997
                                    ------------------------------------    ----------------------------------
                                                  Interest                               Interest
                                     Average     Income or     Average      Average     Income or      Average
                                     Balance      Expense        Rate       Balance      Expense         Rate
                                     -------     ----------    -------      -------     ---------      -------
                                                               (dollars in thousands)

ASSETS:


  Federal Funds Sold                $ 26,899      $   720      5.40%       $  9,414       $  242         5.18%
  Securities Available for Sale       51,723        1,576      6.14          61,234        1,841         6.06
  Securities Held to Maturity          7,550          194      5.18           9,621          264         5.53
  Loans, net unearned (1)            163,745        7,638      9.41         152,088        7,088         9.40
  Interest Bearing Deposits            5,789          160      5.57             123            4         6.54
                                    --------      -------      ----        --------       ------         ----
TOTAL EARNING ASSETS                 255,706       10,288      8.11         232,480        9,439         8.19
  All Other Assets                    24,278                                 22,736
                                    --------                               --------

TOTAL ASSETS                        $279,984                               $255,216
                                    --------                               --------
                                    --------                               --------
LIABILITIES AND
  SHAREHOLDERS' EQUITY:

  NOW & Money Markets               $ 67,473      $   842      2.52%       $ 64,995       $  803         2.49%
  Savings                             16,154          156      1.95          15,160          147         1.96
  Time Deposits                      125,371        3,395      5.46         116,191        3,045         5.28
  Short Term Borrowings                6,226          157      5.08           4,900          121         4.98
  Notes Payable & Debentures             169            7      8.05           2,400           96         8.07
                                    --------      -------      ----        --------       ------         ----
TOTAL INTEREST BEARING
  LIABILITIES                        215,393        4,557      4.27         203,646        4,212         4.17
  Demand Deposits                     32,275                                 29,091
  Other Liabilities                    2,749                                  2,292
  Shareholders' Equity                29,567                                 20,187
                                    --------                               --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $279,984                               $255,216
                                    --------                               --------
                                    --------                               --------
                                                               -----                                     ----
INTEREST SPREAD (2)                                            3.84%                                     4.02%
                                                               -----                                     ----
                                                               -----                                     ----
                                                 --------                               -------
NET INTEREST INCOME                              $  5,731                                $5,227
                                                 --------                               -------
                                                 --------                               -------

NET INTEREST MARGIN (3)                                       4.52%                                     4.53%
                                                              ----                                      ----
                                                              ----                                      ----


------------------
(1) Interest income on average loans includes loan fee recognition of $268,000 and $274,000 in 1998 and 1997 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                              (Unaudited)

                                                      NET CHANGE JUNE 30,                      NET CHANGE JUNE 30,
                                                   1997-1998 ATTRIBUTABLE TO:               1996-1997 ATTRIBUTABLE TO:
                                              -------------------------------------    -----------------------------------
                                                                               Net                                    Net
                                               Volume (1)      Rate (2)      Change    Volume (1)     Rate (2)      Change
                                              ----------      --------       ------    ----------     --------      ------
                                                                           (in thousands)
INTEREST INCOME:
   Federal Funds Sold                            $    449       $   29     $    478     $     23       $    3       $   26
   Securities Available for Sale                     (287)          22         (265)         723           32          755
   Securities Held to Maturity                        (57)         (13)         (70)         (87)           1          (86)
   Loans                                              545            5          550        2,182         (107)       2,075
   Interest Bearing Deposits                          184          (28)         156           (8)          --           (8)
                                                 --------     --------     --------    ---------    ---------      --------
         Total                                        834           15          849        2,833          (71)       2,762
                                                 --------     --------     --------    ---------    ---------      --------
INTEREST EXPENSE:
   Deposits:
      NOW & Money Markets                              30            9           39          272          (51)         221
      Savings                                          10           (1)           9           26          (11)          15
      Time Deposits                                   238          112          350          838           26          864
   Short Term Borrowings                               33            3           36          121           --          121
   Notes Payable & Debentures                         (89)          --          (89)          65          (14)          51
                                                 --------     --------     --------    ---------    ---------      --------
      Total                                           222          123          345        1,322          (50)       1,272
                                                 --------     --------     --------    ---------    ---------      --------
         Net Interest Income                      $   612     $  (108)      $   504      $ 1,511       $ (21)      $ 1,490
                                                 --------     --------     --------    ---------    ---------      --------
                                                 --------     --------     --------    ---------    ---------      --------

-----------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period.

Provision for Loan Loss

         The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The provision for loan loss is a charge to earnings in the current period to maintain the allowance at a level management has determined to be adequate. Management periodically evaluates the adequacy of the allowance for loan losses based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The allowance for loan losses remained unchanged at $1.6 million in 1998 and 1997, but decreased as a percentage of total loans to .91% from 1.00%, respectively. The provision for loan losses decreased $30,000, or 11.5%, to $230,000 during the first half of 1998 as compared to $260,000 for the comparable period in 1997. Table 7, "Activity in Allowance for Loan Losses" analyzes the activity in the allowance for the first half of 1998 and 1997.

Non-Interest Income

         Non-Interest income for the period ended June 30, 1998 was $1,137,000, a modest increase of $84,000 or 8.0% from the first half of 1997. An increase in credit life insurance fees and fees collected from mortgage loans sold to secondary markets were the main contributing factors. As a percentage of average assets, there was a slight decrease to 0.82% from 0.83%.

Non-Interest Expense

         Non-interest expense increased in the first six months of 1998 by 15.8% to $4.5 million compared to $3.8 million for the same period in 1997. Non-interest expense as a percentage of average assets for the first half of 1998 and 1997 was 3.21% and 3.04%, respectively. Salaries and employee benefits increased 14.7% to $2.3 million compared to $2.0 million in 1997. The increase is due mainly to the restructuring plan of the Company to support an expansion into Duval and Alachua Counties, resulting in the hiring of a Bank President, two division Presidents and several other key positions during the fourth quarter of 1997 and the first half of 1998. Full-time equivalent employees were up 12.8% to 150 at June 30, 1998, compared to one year ago. Occupancy and equipment expenses have increased $130,000 compared to the same period in 1997. The most predominant expense that influenced this increase was maintenance contracts which were purchased on equipment associated with the statement imaging process at the Operations Center. Another factor was the occupancy and equipment expense related with the opening of the West 90 Office.

         Other operating expenses increased $190,000, or 15.7%, in 1998 compared to 1997. The increase is mainly attributable to a 62.8% increase in telephone expense, which resulted when the Bank installed a new toll-free telephone banking system, which allows our customers access to their accounts 24 hours a day, seven days a week.


                        Table 2: Other Operating Expenses

                                                                  Six Months Ended June 30,
                                                                     1998       1997
                                                                  -----------  ----------
                                                                        (thousands)
Data Processing                                                        $263       $267
Postage and Delivery                                                    183        166
Other                                                                   166        103
Advertising and Promotion                                               164        143
Telephone                                                               127         78
Supplies                                                                117        122
Legal and Professional                                                  103         75
Amortization of Intangible Assets                                        95        101
Regulatory Fees                                                          66         54
Loan Expenses                                                            64         58
Administrative                                                           56         47
                                                                  ---------    --------

Total Other Operating Expenses                                       $1,404     $1,214
                                                                  ---------    --------
                                                                  ---------    --------


Year 2000 Compliance

         Non-interest expenses includes the costs of preparing computer systems and applications for the Year 2000. This process involves analyzing and upgrading all hardware, software, networks, automated teller machines and other various processing platforms along with testing of all hardware and software components. The Company expects to have substantially all of the Year 2000 system and application changes completed by the end of 1998. During 1999 the Company will have a year to accomplish additional testing and re-testing to ensure the conversion from 1999 to the year 2000, is uneventful.

         At present, it is not possible to give an accurate summation of the total expenses that the Company will incur, although, the costs are not expected to have a material impact on the long-term results of the operations or financial condition of the Company.

Income Taxes

         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying the resultant rate to interim pre-tax income. The Company estimated tax rate for 1998 is 35%, the same as June 30, 1997.

EARNING ASSETS

Loans

         During the first six months of 1998, average loans were $163.7 million and were 67.9% of average deposits, compared to $152.1 million and 67.5% for 1997. Total loans have increased by $17.5 million, or 11.2%, since June 30, 1997. The following table compares the composition of the Company's loan portfolio as of June 30, 1998, to 1997. Management expects this loan portfolio composition to stay approximately the same throughout 1998.



                       Table 3: Loan Portfolio Composition

                                                      June 30,
Types of Loans                                   1998          1997
                                             ------------ --------------
                                                      (thousands)

Commercial, Financial and Agricultural         $   79,674     $   69,497
Real Estate - Mortgage                             70,430         64,126
Real Estate - Construction                          4,346          3,798
Installment and Consumer Lines                     19,404         18,921
                                               ----------     ----------

Total Loans, Net of Unearned Discount             173,854        156,342
Less: Allowance for Loan Losses                     1,583          1,557
                                               ----------     ----------
Net Loans                                      $  172,271     $  154,785
                                               ----------     ----------
                                               ----------     ----------



         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on June 30, 1998. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                  Table 4: Maturity Schedule of Selected Loans
                                                   June 30, 1998

                                               0-12       1-5           Over 5
                                              Months     Years           Years       Total
                                            ---------   ---------      ---------   ----------
                                                                (thousands)

All Loans Other Than Construction           $  18,684   $  65,683      $  85,141   $  169,508
Real Estate - Construction                      4,346           -              -        4,346
                                            ---------   ---------      ---------   ----------

Total                                       $  23,030   $  65,683      $  85,141   $  173,854
                                            ---------   ---------      ---------   ----------
                                            ---------   ---------      ---------   ----------

Fixed Interest Rate                         $  10,399   $  44,657      $  27,260   $   82,316
Variable Interest Rate                      $  12,631   $  21,026      $  57,881   $   91,538


Loan Quality. The allowance for loan losses on June 30, 1998, was 0.91% of total loans, compared to 1.00% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.


                Table 5: Allocation of Allowance for Loan Losses

                                                              June 30,
                                                 1998                        1997
                                         -----------------------     --------------------------
                                                     Percent of                   Percent of
                                                    Loans in Each                Loans in Each
                                                     Category to                 Category to
                                          Amount     Total Loans      Amount     Total Loans
                                          ------     -----------      ------     -----------
                                                              (dollars in thousands)

         Commercial, Financial
            and Agricultural               $  980         46%        $  962            44%
         Real Estate - Mortgage               118         41%           140            41%
         Real Estate - Construction             5          2%             3             3%
         Consumer                             480         11%           452            12%
         Unallocated                            -           -             -              -
                                           --------   -------       -------         -------
         Total                             $1,583        100%       $ 1,557           100%
                                           --------   -------       -------         -------
                                           --------   -------       -------         -------


         Total non-performing assets on June 30, 1998 increased $.8 million or 59.5% to $2.0 million compared to $1.2 million on the same date in 1997. Non-performing loans, plus other real estate owned, as a percentage of total assets at June 30, 1998 and 1996 was .71% and .50%, respectively. The increase in non-performing assets is mainly attributable to five loan relationships totalling $.8 million in process of collection. Even though non-performing assets on June 30, 1998 have increased over June 30,1997, overall classified assets have decreased, causing Allowance for Loan Losses to remain relatively constant. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on June 30, 1998.


                         Table 6: Non-Performing Assets

                                                      June 30,       December 31,
                                                   1998      1997       1997
                                                -------    ------      ------
                                                     (dollars in thousands)
Non-Accrual Loans                                  $712      $956      $1,045
Past Due Loans 90 Days or
   More and Still Accruing                          796       246         158
Other Real Estate Owned
   Repossessions                                    521        70         320
                                                -------    ------      ------
Total Non-Performing Assets                      $2,029    $1,272      $1,523
                                                -------    ------      ------
                                                -------    ------      ------
Percent of Total Assets                           0.71%     0.50%       0.56%


         The determination of the reserve level rests upon management's judgment concerning factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio even in light of the increase in non-performing loans. This judgement is based on the knowledge that the majority of the increase in non-performing loans is guaranteed by the SBA, and they are being specifically allocated for in the reserve, as well as the fact that overall classified assets have decreased over the comparable period-end in 1997. The total classified assets dropped $.7 million in real dollars and 25% as a function of total assets, going from 1.7% of total assets at June 30, 1997, to 1.3% for the same period in 1998. While the level of reserves are considered appropriate, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first six month period of 1998 as compared to 1997.

                 Table 7: Activity in Allowance for Loan Losses

                                                                                     June 30,
                                                                           1998                  1997
                                                                          -------              --------
                                                                              (dollars in thousands)
         Allowance for loan loss balance applicable to:

         Balance at Beginning of Year                                   $   1,495            $    1,396

         Loans Charged-Off:

            Commercial, Financial and Agricultural                             41                     8
            Real Estate, Construction                                           -                     -
            Real Estate, Mortgage                                               3                     -
            Consumer                                                          140                   122
                                                                          -------              --------
               Total Loans Charged-Off                                        184                   130

         Recoveries on Loans Previously Charged-Off:

            Commercial, Financial and Agricultural                             26                     9
            Real Estate, Construction                                           -                     -
            Real Estate, Mortgage                                               -                     -
            Consumer                                                           16                    22
                                                                         --------             ---------
               Total Loan Recoveries                                           42                    31
                                                                         --------             ---------
                 Net Loans Charged-Off                                        142                    99
                                                                          -------             ---------

         Provision for Loan Losses Charged to Expense                         230                   260
                                                                          -------              --------
         Ending Balance                                                 $   1,583            $    1,557
                                                                          -------              --------
                                                                          -------              --------
         Total Loans Outstanding                                        $  173,854           $  156,342
         Average Loans Outstanding                                      $  163,745           $  152,088

         Allowance for Loan Losses to Loans Outstanding                     0.91%                 1.00%
         Net Charge-Offs to Average Loans Outstanding                       0.09%                 0.07%


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

           Table 8: Maturity Distribution of Investment Securities (1)

                                                                    June 30, 1998
Thousands                                       Held to Maturity                       Available for Sale
-------------------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated              Amortized       Estimated
                                                Cost      Market Value                 Cost      Market Value
                                         --------------   --------------             ---------       --------
U.S. Treasury:
   One Year or Less                      $          -     $          -            $      5,499   $      5,525
   Over One Through Five Years                      -                -                  14,961         15,207
                                         --------------   --------------             ---------       --------
Total U.S. Treasury                                 -                -                  20,460         20,732

 U.S. Government Agencies
 and Corporations:
   One Year or Less                                 -                -                   8,842          8,848
   Over One Through Five Years                      -                -                   6,149          6,175
   Over Five Through Ten Years                      -                -                   1,002          1,001
                                         --------------   --------------            ----------      ---------
Total U.S. Government Agencies                      -                -                  15,993         16,024
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over One Through Five Years                      -                -                     442            449
   Over Five Through Ten Years                      -                -                     530            547
   Over Ten Years                                   -                -                     608            646
                                         --------------   --------------            ----------       --------
Total Obligations of State and                      -                -                   1,580          1,642
 Political Subdivisions

Mortgage-Backed Securities (2):
  One Year or Less                              2,930            2,926                      74             74
  Over One Through Five Years                   3,707            3,670                       -              -
  Over Five Through Ten Years                       -                -                   2,002          2,000
  Over Ten Years                                    -                -                   3,653          3,685
                                         -------------    ------------                --------       --------
Total Mortgage-Backed Securities                6,637            6,596                   5,729          5,759

Other Securities:
   Over Ten Years (3)                               -                -                   1,443          1,531
                                         -------------    -------------             ----------     ----------
Total Other Securities                              -                -                   1,443          1,531

Total Securities                         $      6,637     $      6,596            $     45,205   $     45,688
                                         --------------   --------------             ---------       --------
                                         --------------   --------------             ---------       --------

--------------------------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents Interest-bearing deposits in other banks.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


             Table 9: Weighted Average Yield by Range of Maturities

                                                 June 30, 1998       December 31,1997        June 30, 1997
                                                 -------------       ----------------        -------------
           One Year or Less                          5.68%                 5.63%                  5.43%
           Over One through Five Years               6.09%                 5.93%                  6.03%
           Over Five through Ten Years               5.96%                 6.78%                  6.77%
           Over Ten Years (1)                        6.29%                 6.53%                  6.33%

-------------------------
           (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

Other Earning Assets

         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.

FUNDING SOURCES

Deposits

         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 1998 and 1997.


                            Table 10: Total Deposits

                                                                     June 30,
                                                                 1998        1997
                                                              ---------  ----------
                                                                    (thousands)
         Non-Interest Bearing:
                 Demand Checking                             $  33,336    $  29,305

         Interest Bearing:
                 NOW Checking                                   43,152       38,302
                 Money Market Checking                          26,199       21,736
                 Savings                                        16,169       15,297
                 Certificates of Deposit                       129,147      119,754
                                                              ---------  ----------

         Total Deposits                                      $ 248,003    $ 224,394
                                                              ---------  ----------
                                                              ---------  ----------



Note Payable

           The Company has available lines of credit with certain financial institutions totaling $4.0 million. The amount outstanding as of June 30, 1998 was $0.

Repurchase Agreements

         The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1998 and 1997 was approximately $6.2 million and $4.9 million, respectively. Interest expense in 1998 and 1997 was $157,000 and $121,000, respectively, resulting in an average rate paid of 5.08% in 1998 and 4.98% in 1997.

INTEREST RATE SENSITIVITY / LIQUIDITY

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. In the future, the Company will attempt to maintain, with respect to management's expectations of interest rate changes in the immediate twelve months, a cumulative gap position with plus, or minus 20% of total assets.

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

         In Table 11, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 1998, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 1998 should not necessarily be considered to apply at subsequent dates.

                       Table 11: Rate Sensitivity Analysis
                                  June 30, 1998

(Dollars in thousands)                                                                                        Fair
                               1 Year     2 Years    3 Years    4 Years    5 Years    Beyond       TOTAL     Value
                               ------     -------    -------    -------    -------    ------       -----     -----
INTEREST-EARNING ASSETS:
Loans
     Fixed Rate Loans        $  10,399  $   8,609  $   9,580  $  13,716  $  12,752  $  27,260  $  82,316  $  82,640
       Average Interest Rate     9.09%     10.46%      9.58%      9.14%      9.06%      8.56%      9.12%

     Variable Rate Loans        12,631      4,765      7,174      4,074      5,013     57,881     91,538     91,538
       Average Interest Rate     9.70%     10.20%      9.09%      9.38%      9.02%      8.39%      8.80%

Investment Securities(1)
     Fixed Rate Investments     17,345      8,010     12,343      1,638      3,267      4,326     46,929     47,251
       Average Interest Rate     5.72%      5.87%      6.01%      6.29%      6.82%      5.85%      5.93%

     Variable Rate Investments      -          -          -          -          -       3,470      3,470      3,502
       Average Interest Rate                                                            6.55%      6.55%

Federal Funds Sold              33,025          -          -          -          -          -     33,025     33,025
       Average Interest Rate     5.36%                                                             5.36%

Other Earning Assets(2)          7,309          -          -          -          -          -      7,309      7,309
       Average Interest Rate     5.69%                                                             5.69%
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ---------

Total Interest-Earning
     Assets                  $  80,709  $  21,384  $  29,097  $  19,428  $  21,032  $  92,937  $ 264,587  $ 265,265
       Average Interest Rate     6.63%      8.68%      7.94%      8.95%      8.70%      8.25%      7.84%
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ----------
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ----------


INTEREST-BEARING LIABILITIES:

NOW                          $  12,946  $       -  $       -  $       -  $     -    $  30,206  $  43,152  $  43,152
       Average Interest Rate     1.73%                                                  1.73%      1.73%

Money Market                    23,687          -          -          -        -        2,512     26,199     26,199
       Average Interest Rate     3.86%                                                  1.95%      3.68%

Savings                          4,851          -          -          -        -       11,318     16,169     16,169
       Average Interest Rate     1.98%                                                  1.98%      1.98%

CD's $100,000 and Over          25,440      4,788      5,257      1,028      123            -     36,636     36,538
       Average Interest Rate     5.72%      6.04%      6.43%      6.09%    6.50%                   5.88%

CD's Under $100,000             73,885     11,292      4,100      3,003      205           26     92,511     92,381
       Average Interest Rate     5.18%      5.66%      5.75%      5.84%    6.01%        6.27%      5.29%
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ----------
Securities Sold Under
   Repurchase Agreements         7,262          -          -          -          -          -      7,262      7,262
       Average Interest Rate     5.10%                                                             5.10%

Notes Payable                        -          -          -          -          -          -          -          -
       Average Interest Rate
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ----------
Total Interest-Bearing
      Liabilities            $ 148,071  $  16,080  $   9,357  $   4,031  $     328  $  44,062  $ 221,929  $ 221,701
       Average Interest Rate     4.65%      5.77%      6.13%      5.90%      6.19%      1.81%      4.25%
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ---------
                             ---------  --------   ---------  ---------  ---------  ---------  ---------  ---------

---------------------------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $483,000.
(2) Represents interest bearing deposits with Banks, FRB Stock, Federal Home Loan Bank Stock and other marketable equity securities.

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

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $94.7 million and represented 39.3% of average total deposits during the first half of 1998, compared to $80.5 million and 35.7% for 1997. Average loans were 67.9% and 67.5% of average deposits for the six month period ended June 30, 1998 and 1997, respectively. As noted in Table 3: "Loan Portfolio Composition", approximately $154.5 million, or 88.8%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 13.2% of the portfolio matures within one year.

         Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 85.2% of total deposits at the end of the first six months of 1998 and 87.5% in the comparable period in 1997. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.


             Table 12: Maturity of Time Deposits of $100,000 or More
                                  June 30, 1998

                                                      Amount
                                                  --------------
                                                  (in thousands)


             Three Months or Less                   $   6,880
             Three Through Six Months                   6,585
             Six Through Twelve Months                 11,975
             Over Twelve Months                        11,196
                                                    ---------
             Total                                   $ 36,636
                                                    ---------
                                                    ---------



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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at June 30, 1998 compared to 1997 are as follows:


                            Table 13: Capital Ratios

                                      June 30,   Well Capitalized Regulatory
                                  1998      1997   Requirements   Minimums
                                  ----      ----   ------------   --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio         16.7%     13.1%      6.0%        4.0%

     Total Capital to
       Risk-Weighted Assets       17.6%     14.2%     10.0%        8.0%

Tier 1 Leverage Ratio             10.0%      7.6%      5.0%        4.0%

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

         Item 2.  Changes in Securities -

         (a)      Not applicable.

         (b)      Not applicable.

         Item 3.  Defaults Upon Senior Securities - Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders - On
                  April 15, 1998, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey S. Bullard, Raymond Land, Sr., Marvin H. Pritchett, William Streicher and K.C. Trowell) were elected. The total vote consisted of 1,843,685 votes for the election of directors and 76,076 votes withheld on certain directorship nominees. Of the 2,428,385 total outstanding shares of the Company common stock, there were 1,919,761 shares, or 79.06%, represented at the meeting; 811,206 votes, or 33.41%, were made by the Company's solicitation of proxies, and 1,108,555 votes, or 45.65%, were made in person. An Incentive Plan was also approved by the Shareholders. The total vote consisted of 1,782,433 votes for, 600 votes withheld and 136,728 votes against the approval of the Incentive Plan.

         Item 5.  Other Information - Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K -

         (a)      Exhibits
                  None

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         CNB, Inc.
                                                        ---------------------
                                              (Registrant)

                                   By:            /s/ K. C. Trowell
                                           --------------------------------
                                           K. C. Trowell
                                           President, Principal Executive
                                           Officer, and Chief Financial
                                           Officer

                                   Date:   August 5,1998