Form 10QSB
period 1998-09-30
CNB INC /FL
filed 1998-11-12
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended September 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the transition period from  ________ to ________





                           Commission File No. 0-25988

                                    CNB, Inc.
                         (Name of Small Business Issuer)


              FLORIDA                                        59-2958616
    (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                    Identification No.)

    Post Office Box 3239
    201 North Marion Street
    Lake City, Florida                                         32056
    (Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code: (904) 755-3240




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of October 31, 1998 was 4,856,770 shares, $0.01 par value per share.

                                    CNB, INC.
                         FINANCIAL REPORT ON FORM 10-QSB




                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                           Consolidated Balance Sheets .....................        3
                           Consolidated Statements of Income ...............        4
                           Consolidated Statements of Shareholders' Equity .        6
                           Consolidated Statement of Cash Flows ............        7
                           Notes to Consolidated Financial Statements ......        8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Selected Financial Data .........................        9
                           Overview ........................................       10
                           Results of Operations ...........................       10
                           Earning Assets ..................................       14
                           Funding Sources .................................       19
                           Interest Rate Sensitivity / Liquidity ...........       19
                           Capital Ratios ..................................       23


PART II - OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders ......       24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                             CNB, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                                                        September 30,
                                                                                             1998
                                                                                       ----------------
                                                                                        (in thousands)
                                                    ASSETS
CASH AND CASH EQUIVALENTS:

   Cash and due from banks                                                                   $ 10,197
   Federal funds sold                                                                          35,725
   Interest bearing deposits in other banks                                                     5,961
                                                                                             --------
     Total Cash and Cash Equivalents                                                           51,883
Investment securities available for sale                                                       42,717
Investment securities held to maturity                                                          5,597
Loans:
   Commercial, Financial & Agricultural                                                        78,643
   Real Estate - Mortgage                                                                      71,966
   Real Estate - Construction                                                                   5,801
   Installment & Consumer Lines                                                                20,212
                                                                                             --------
     Total Loans, net of unearned discount                                                    176,622
Less:  Allowance for Loan Losses                                                              (1,602)
                                                                                             --------
   Net Loans                                                                                  175,020

Premises and equipment, net                                                                    10,792
Other assets                                                                                    4,557
                                                                                             --------
          TOTAL ASSETS                                                                       $290,566
                                                                                             --------
                                                                                             --------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing demand                                                               $ 31,293
   Savings, Time & Demand                                                                     179,186
   Time, $100,000 & over                                                                       38,694
                                                                                             --------
     Total Deposits                                                                           249,173

Securities sold under repurchase agreements                                                     7,635
Other liabilities                                                                               3,203
                                                                                             --------
     Total Liabilities                                                                        260,011
                                                                                             --------
                                                                                             --------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares
   authorized; no shares issued or outstanding                                                  -
Common stock; $.01 par value; 20,000,000 shares
   authorized; 4,856,770 shares issued and outstanding                                             49
Additional paid-in capital                                                                     19,465
Retained earnings                                                                              10,594
Unrealized gain on investment securities available for sale, net of taxes                         447
                                                                                             --------
   Total Shareholders' Equity                                                                  30,555
                                                                                            ---------

     TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                                             $290,566
                                                                                             --------
                                                                                             --------

                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                       AND
                           OTHER COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                      1998             1997
                                                                 -----------        -------------
                                                                (in thousands, except share data)
Interest Income
   Interest and fees on loans                                    $    11,711        $    10,799
   Interest on investment securities held to maturity                    271                378
   Interest on investment securities available for sale                2,253              2,755
   Interest on federal funds sold                                      1,189                437
   Interest on interest bearing deposits                                 242                 31
                                                                 -----------        -----------
     Total Interest Income                                            15,666             14,400

Interest Expense
   Interest on deposits                                                6,724              6,101
   Interest on notes payable                                               7                136
   Interest on short-term borrowings                                     261                179
                                                                 -----------        -----------
     Total Interest Expense                                            6,992              6,416
                                                                 -----------        -----------
         Net Interest Income                                           8,674              7,984

Provision for Loan Loss                                                  400                330
                                                                 -----------        -----------
   Net Interest Income After Provision for Loan Loss                   8,274              7,654

Non-interest Income
   Service charges                                                     1,304              1,274
   Other fees and charges                                                410                344
   Gain on sale of securities                                              2                  1
                                                                 -----------        -----------
     Total Non-Interest Income                                         1,716              1,619
                                                                 -----------        -----------

Non-interest Expense
   Salaries and employee benefits                                      3,506              2,950
   Occupancy and equipment expenses                                    1,201              1,026
   Other operating expenses                                            2,128              1,872
                                                                 -----------        -----------
     Total Non-interest Expense                                        6,835              5,848
                                                                 -----------        -----------

Income Before Income Taxes                                             3,155              3,425
     Income Taxes                                                      1,088              1,190
                                                                 -----------        -----------

NET INCOME                                                       $     2,067        $     2,235
                                                                 -----------        -----------
                                                                 -----------        -----------

Other Comprehensive Income, Net of Tax
   Unrealized gains on securities:
     Unrealized gains arising during the period                          192                140
     Less:  reclassification adjustment for gains (losses)
     included in net income                                               (1)                15
                                                                 -----------        -----------
Other Comprehensive Income                                               191                155
                                                                 -----------        -----------
Comprehensive Income                                             $     2,258        $     2,390
                                                                 -----------        -----------
                                                                 -----------        -----------

Earnings Per Share:
   Basic earnings per share                                      $      0.43        $      0.54
                                                                 -----------        -----------
   Average common shares                                           4,856,770          4,152,656
                                                                 -----------        -----------

   Dilutive earnings per share                                   $      0.42        $      0.53
                                                                 -----------        -----------
   Dilutive average common shares and share equivalents            4,969,978          4,211,864
                                                                 -----------        -----------
                                                                 -----------        -----------

                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                       AND
                           OTHER COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                                  1998              1997
                                                              -----------       ------------
                                                              (in thousands, except share data)
Interest Income
   Interest and fees on loans                                 $     4,073       $     3,711
   Interest on investment securities held to maturity                  77               114
   Interest on investment securities available for sale               677               914
   Interest on federal funds sold                                     469               195
   Interest on interest bearing deposits                               82                27
                                                              -----------       -----------
     Total Interest Income                                          5,378             4,961

Interest Expense
   Interest on deposits                                             2,331             2,106
   Interest on notes payable                                         --                  40
   Interest on short-term borrowings                                  104                58
                                                              -----------       -----------
     Total Interest Expense                                         2,435             2,204
                                                              -----------       -----------
         Net Interest Income                                        2,943             2,757

Provision for Loan Loss                                               170                70
                                                              -----------       -----------
   Net Interest Income After Provision for Loan Loss                2,773             2,687

Non-interest Income
   Service charges                                                    451               442
   Other fees and charges                                             128               123
   Gain on sale of securities                                        --                   1
                                                              -----------       -----------
     Total Non-Interest Income                                        579               566
                                                              -----------       -----------

Non-interest Expense
   Salaries and employee benefits                                   1,250               983
   Occupancy and equipment expenses                                   407               362
   Other operating expenses                                           724               658
                                                              -----------       -----------
     Total Non-interest Expense                                     2,381             2,003
                                                              -----------       -----------

Income Before Income Taxes                                            971             1,250
     Income Taxes                                                     333               436
                                                              -----------       -----------

NET INCOME                                                    $       638       $       814
                                                              -----------       -----------
                                                              -----------       -----------

Other Comprehensive Income, Net of Tax
   Unrealized gains on securities:
     Unrealized gains arising during the period                       144               149
     Less:  reclassification adjustment for gains
     included in net income                                          --                  (1)
                                                              -----------       -----------
Other Comprehensive Income                                            144               148
                                                              -----------       -----------
Comprehensive Income                                          $       782       $       962
                                                              -----------       -----------
                                                              -----------       -----------

Earnings Per Share:
   Basic earnings per share                                   $      0.13       $      0.17
                                                              -----------       -----------
                                                              -----------       -----------
   Average common shares                                        4,856,770         4,697,320
                                                              -----------       -----------
                                                              -----------       -----------

   Dilutive earnings per share                                $      0.13       $      0.17
                                                              -----------       -----------
                                                              -----------       -----------
   Dilutive average common shares and share equivalents         4,969,978         4,756,528
                                                              -----------       -----------
                                                              -----------       -----------

                                            CNB, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (Unaudited)
                                                 (In Thousands)

                                                                                                   Net Unrealized
                                                           Additional                                   Gain           Total
                                               Common        Paid-in        Retained      Treasury  on Investment    Shareholders'
                                                Stock        Capital        Earnings        Stock      Securities      Equity
                                              -------      ----------       ---------     -------   -------------    -------------
BALANCE, DECEMBER 31, 1996                    $     39       $ 12,663        $  6,901        $--        $     66       $ 19,669

Net Income for Nine Months
  Ended September 30, 1997                        --             --             2,235         --            --            2,235

Cash Dividends  $0.10 per share                   --             --              (426)        --            --             (426)

Issuance of  968,960 shares of common
 stock @ $7.00 per share, net of
 offering costs                                     10          6,744            --           --            --            6,754

Treasury Stock Transactions                       --               (2)           --           --            --               (2)

Change in Unrealized Gain on Securities
  Available for Sale, net of taxes                --             --              --           --             140            140
                                              --------       --------        --------        ----       --------       --------
BALANCE, SEPTEMBER 30, 1997                   $     49       $ 19,405        $  8,710        $--        $    206       $ 28,370
                                              --------       --------        --------        ----       --------       --------
                                              --------       --------        --------        ----       --------       --------


BALANCE, DECEMBER 31, 1997                    $     49       $ 19,465        $  9,256        $--        $    255       $ 29,025

Net income for the Nine Months
  Ended September 30, 1998                        --             --             2,067         --            --            2,067

Cash Dividends  $0.15 per share                   --             --              (729)        --            --             (729)

Change in Unrealized Gain on Securities
  Available for Sale, net of taxes                --             --              --           --             192            192
                                              --------       --------        --------        ----       --------       --------
BALANCE, SEPTEMBER 30, 1998                   $     49       $ 19,465        $ 10,594        $--        $    447       $ 30,555
                                              --------       --------        --------        ----       --------       --------
                                              --------       --------        --------        ----       --------       --------

                                               CNB, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                              1998           1997
                                                                            --------        --------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  2,067        $  2,235
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                               666             602
     Provision for loan loss                                                     400             330
     Investment securities amortization, net                                      54             115
     Changes in assets and liabilities:
         Other Assets                                                           (551)           (150)
         Other Liabilities                                                       949             237
                                                                            --------        --------

         Net Cash Provided By Operating Activities                             3,585           3,369
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                         (4,163)        (10,171)
Proceeds from called securities available for sale                             3,600           6,750
Proceeds from maturities of securities available for sale                      8,000           8,000
Proceeds from sale of securities available for sale                             --              --
Principal payments received on mortgage backed securities
   available for sale                                                          2,970           1,998
Principal payments received on mortgage backed securities
   held to maturity                                                            2,470           1,309
Net increase in loans                                                        (17,266)        (10,070)
Purchases of premises and equipment, net                                      (1,197)         (1,125)
                                                                            --------        --------

         Net Cash Used In Investing Activities                                (5,586)         (3,309)
                                                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                      17,729           2,769
Securities sold under repurchase agreements                                   (1,523)            406
Repayment of note payable                                                     (1,450)           (900)
Cash dividend(s)                                                                (729)           (426)
Purchase of treasury stock                                                      --                (2)
Issuance of common stock                                                        --             6,754
                                                                            --------        --------

         Net Cash Provided By Financing Activities                            14,027           8,601
                                                                            --------        --------

         Net Increase in Cash and Cash Equivalents                            12,026           8,661

Beginning Balance                                                             39,857          22,880
                                                                            --------        --------

Cash and Cash Equivalents at End of Period                                  $ 51,883        $ 31,541
                                                                            --------        --------
                                                                            --------        --------

SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                            $  6,987        $  6,180
                                                                            --------        --------
                                                                            --------        --------

   Taxes Paid                                                               $    722        $  1,355
                                                                            --------        --------
                                                                            --------        --------

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Note 1. Consolidation
The consolidated financial statements include the accounts of CNB, Inc. and its subsidiary bank, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 2. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. For further information refer to the consolidated financial statements and footnotes, thereto, included in the Company's annual report on Form 10-KSB for the year-ended December 31, 1997. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 3. Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the periods ended September 30, 1998 and 1997.

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

Note 5.  New Accounting Pronouncement
In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal year 2000. The financial impact of the adoption of this statement has not been determined. However, the affect of the adoption of the statement is not expected to be material.

Note 6.  2-for-1 Stock Split
On July 15, 1998, the Company declared a 2-for-1 common stock split for shareholders of record on August 10, 1998 to be effective on August 17, 1998. The accompanying financial statements have been restated to reflect this stock split.

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


                             Selected Financial Data

                                                         Nine Months Ended September 30,
                                                           1998                1997              Change%
                                                       ------------        -------------         -------
Dollars in thousands, except per share information.

SUMMARY OF OPERATIONS:
Total Interest Income                               $    15,666        $    14,400                  9 %
Total Interest Expense                                   (6,992)            (6,416)                 9
                                                    ------------       ------------
   Net Interest Income                                    8,674              7,984                  9

Loan Loss Provision                                        (400)              (330)                21
                                                    ------------       ------------
   Net Interest Income After
      Provision for Loan Losses                           8,274              7,654                  8

Non-Interest Income                                       1,716              1,619                  6
Non-Interest Expense                                     (6,835)            (5,848)                17
                                                    ------------       ------------

Income Before Taxes                                       3,155              3,425                 (8)
Income Taxes                                             (1,088)            (1,190)                (9)
                                                    ------------       ------------

Net Income                                          $     2,067        $     2,235                 (8)%
                                                    ------------       ------------
                                                    ------------       ------------
PER COMMON SHARE:
Net Income Per Common Share                         $      0.43        $      0.54                (20)%
Dilutive Earnings Per Common Share                         0.42               0.53                (21)
Book Value                                                 6.29               5.86                  7
Dividends                                                  0.15               0.10                 50
Period End Shares Outstanding                         4,856,770          4,844,770                 --
Weighted Average Shares Outstanding                   4,856,770          4,152,656                 17
Dilutive Weighted Average Shares Outstanding          4,969,978          4,211,864                 18


KEY RATIOS:
Return on Average Assets                                   0.97%              1.16%               (16)%
Return on Average Shareholders' Equity                     9.27              13.30                (30)
Dividend Payout-computed on a per share basis             34.88              18.52                 88
Overhead Ratio                                            68.42              63.06                  8
Total Risk-Based Capital Ratio                            17.51              18.24                 (4)
Average Shareholders' Equity to Assets                    10.51               8.70                 21
Tier 1 Leverage                                            9.92              10.13                 (2)


FINANCIAL CONDITION AT PERIOD-END:
Assets                                              $   290,566        $   266,158                  9 %
Total Loans, net of unearned discount                   176,622            158,651                 11
Total Deposits                                          249,173            229,593                  9
Common Shareholders' Equity                              30,555             28,370                  8

OVERVIEW

         The information for the nine months ended September 30, 1998 and 1997 is derived in part from the Company's unaudited financial statements and includes, in the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the data for such periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 1998. This information does not purport to be complete and should be read in conjunction with the Company's Financial Statements appearing elsewhere in this document.

         On September 30, 1998 the Company had total assets of $290.6 million, total loans of $176.6 million, net of unearned discount, total deposits of $249.2 million and total shareholders' equity of $30.6 million , representing five year compound annual growth rates of 27%, 24%, 26% and 29%, respectively. On July 15, 1998, the Company declared a 2-for-1 stock split for shareholders of record to be effective August 17, 1998. The Company's financial statements and other information have been restated to reflect the 2-for-1 stock split.

         The Company's net income for the nine months ended September 30, 1998 was $2.1 million or $0.43 per share, compared to net income of $2.2 million or $0.54 per share for September 30, 1997. Per share income was negatively impacted in 1998 by the issuance of new shares under the Rights Offering on July 15, 1997. Total profitability for September 30, 1998 compared to September 30, 1997 was negatively impacted by an increase in non-interest expense of $987,000 or 16.9%. The increase in non-interest expense was attributable primarily to the development of staffing and infrastructure to support the Company's expansion plans. The Company earned $638,000 for the three months ended September 30, 1998, a decrease from $814,000 for the comparable period in 1997. Basic earnings per share decreased from $0.17 to $0.13 per share for the same period, consistent with the factors mentioned above.

RESULTS OF OPERATIONS
Net Interest Income
         Net interest income, the primary source of revenue for the Bank, was $8.7 million for the nine month period ending September 30, 1998, an increase of $690,000, or 8.6% from last year. This increase was primarily a result of growth in interest and fees on loans. Average earning assets increased by $23.7 million, or 10.0%, to $259.4 million in 1998 from $235.7 million in 1997, due to increases in loans and fed funds sold. Interest expense was $7.0 million for the nine month period of 1998, compared to $6.4 million for the same period in 1997, with growth in time deposits being the main contributing factor for this increase. The Company's net interest margin decreased to 4.47% as of September 30, 1998, from 4.53% as of September 30, 1997. The Company's interest rate spread decreased to 3.79% at September 30, 1998, from 3.94% at September 30, 1997, or fifteen basis points, reflecting the competitive interest rate environment for loans and deposits. Net interest income increased for the three months ended, September 30, 1998 by $186,000, or 6.7% from $2.7 million to $2.9 million, consistent with the factors mentioned previously.

                                     Table 1: Average Balances - Yields and Rates


                                             September 30, 1998                     September 30, 1997
                                    ------------------------------------    ----------------------------------
                                                  Interest                                Interest
                                     Average      Income or      Average     Average      Income or    Average
                                     Balance       Expense         Rate      Balance       Expense       Rate
                                    ---------     ---------      -------    --------    -----------   --------
                                                               (dollars in thousands)
ASSETS:
  Federal Funds Sold               $   29,407     $   1,189       5.41%    $   11,056   $     437       5.28%
  Securities Available for Sale        49,286         2,253       6.11         60,572       2,755       6.08
  Securities Held to Maturity           7,108           271       5.10          9,403         378       5.37
  Loans, net unearned (1)             167,760        11,711       9.33        154,006      10,799       9.38
  Interest Bearing Deposits             5,826           242       5.55            683          31       6.06
                                    ---------     ---------       ----     ----------   ---------       ----

TOTAL EARNING ASSETS                  259,387        15,666       8.07        235,720      14,400       8.17
  All Other Assets                     24,159                                  22,515
                                     --------                                --------

TOTAL ASSETS                       $  283,546                              $  258,235
                                      =======                                 =======

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
Deposits:
  NOW & Money Markets              $   67,931     $   1,276       2.51%    $   62,359   $   1,161       2.49%
  Savings                              16,246           237       1.95         15,107         221       1.96
  Time Deposits                       127,272         5,211       5.47        118,484       4,719       5.33
Short Term Borrowings                   6,844           261       5.10          4,743         179       5.05
Notes Payable & Debentures                113             7       8.00          2,250         136       8.08
                                    ---------     ---------       ----     ----------   ---------       ----
TOTAL INTEREST BEARING
  LIABILITIES                         218,406         6,992       4.28        202,943       6,416       4.23
Demand Deposits                        32,453                                  30,459
Other Liabilities                       2,881                                   2,360
Shareholders' Equity                   29,806                                  22,473
                                     --------                                --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $  283,546                              $ 258,235
                                      =======                                =======

                                                                  ----                                  ----
INTEREST SPREAD (2)                                               3.79%                                 3.94%
                                                                  ====                                  ====

                                                   --------                              --------
NET INTEREST INCOME                               $   8,674                             $   7,984
                                                   ========                              ========

NET INTEREST MARGIN (3)                                           4.47%                                 4.53%
                                                                  ====                                  ====

-------------------
(1) Interest income on loans includes fees on loans of approximately $410,000 and $402,000 in 1998 and 1997 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

               Table 1a: Analysis of Changes in Interest Income and Expense

                                           NET CHANGE SEPTEMBER 30,                   NET CHANGE SEPTEMBER 30,
                                          1997-1998 ATTRIBUTABLE TO:                1996-1997 ATTRIBUTABLE TO:
                                       -------------------------------------      ------------------------------
                                                                       Net                                 Net
                                       Volume (1)    Rate (2)        Change       Volume (1)   Rate (2)   Change
                                       ----------    --------        -------      ----------   --------   ------
                                                                    (in thousands)
INTEREST INCOME:
   Federal Funds Sold                  $   725        $    27        $   752        $    57     $    12   $    69
   Securities Available for Sale          (513)            11           (502)           956          59     1,015
   Securities Held to Maturity             (93)           (14)          (107)          (133)        (28)     (161)
   Loans                                   971            (59)           912          3,156        (167)    2,989
   Interest Bearing Deposits               233            (22)           211             12           2        14
                                       -------         ------        -------        -------     -------   -------
         Total                           1,323            (57)         1,266          4,048        (122)    3,926
                                       -------         ------        -------        -------     -------   -------

INTEREST EXPENSE:
   Deposits:
      NOW & Money Markets                  104             11            115            308         (80)      228
      Savings                               17             (1)            16             34         (15)       19
      Time Deposits                        355            137            492          1,221         128     1,349
   Short Term Borrowings                    80              2             82            179          --       179
   Notes Payable & Debentures             (129)           --            (129)            71          (6)       65
                                       -------         ------        -------        -------     -------   -------
      Total                                427            149            576          1,813          27     1,840
                                       -------         ------        -------        -------     -------   -------
         Net Interest Income           $   896        $  (206)       $   690        $ 2,235     $  (149)  $ 2,086
                                       -------         ------        -------        -------     -------   -------
                                       -------         ------        -------        -------     -------   -------

-----------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period. Changes which are not solely due to volume or solely due to rate changes have been attributed to rate changes.


Provision for Loan Loss
         Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb inherent losses in the loan portfolio. The allowance is increased by the provision for loan losses which is a charge to current period earnings and net of recoveries on prior period loan charge-offs. The allowance is decreased by net charge-offs. In determining the adequacy of the reserve for loan losses, management considers the Company's historical loan loss experience and the general economic environment, conditions of individual borrowers, those levels maintained by other peer banks, as well as the overall portfolio composition. As these factors change, the level of loan loss provision changes. The provision for loan losses increased $70,000, or 21.2%, to $400,000 during the period ending September 30, 1998, as compared to $330,000 for the comparable period in 1997. For the three months ended September 30, 1998, the provision for loan losses increased $100,000 or 142.9% to $170,000 as compared to $70,000 for the same period in 1997. These increases are due mainly to the Company's budgeted increase for the Allowance for Loan Losses.

Non-Interest Income
         Non-interest income for the nine months ended September 30, 1998, was $1.7 million, a modest increase of $97,000, or 6.0%, as compared to the same period in 1997. An increase in other fees and charges, which include credit life insurance fees and mortgage servicing fees collected from mortgage loans sold to secondary markets, were the main contributing factors. Non-interest income for the three months ended September 30, 1998, was $579,000, an increase of $13,000, or 2.3%, as compared to the same period in 1997. The same factors as stated for the nine month period contributed to this increase.

Non-Interest Expense
         Non-interest expense increased $987,000 for the nine months ended September 30, 1998, or 16.8%, to $6.8 million, compared to $5.8 million for the same period in 1997. Salaries and employee benefits increased 18.8% to $3.5 million, compared to $3.0 million in 1997. The increase was due mainly to the implementation of the Company's business plan to support an expansion into Duval (Jacksonville) and Alachua (Gainesville) Counties. The plan involved hiring a Bank President, three Division Presidents and several other key positions during the fourth quarter of 1997 and first half of 1998. Full time equivalent employees were up 7.1% to 151 at September 30, 1998, compared to 141 at September 30, 1997. As of September 30, 1998, occupancy and equipment expenses have increased $175,000, or 17.1%, to $1.2 million, compared to the same date in 1997. The increase was mainly due to the purchasing of maintenance contracts associated with the customer statement imaging equipment and expenses related to the opening of the West 90 Office. Other operating expenses increased $256,000, or 13.7%, in 1998 compared to 1997. One of the main contributing expenses is an increase in telephone expense, which resulted when the Bank installed a new toll free telephone banking system in April 1997 to allow its customers access to their accounts 24 hours a day, seven days a week. The Company anticipates that a proportionate decrease in personnel costs should directly offset the cost of this system in future periods. Table 2, below, presents a comparison of major categories of other operating expenses for the nine months ended September 30, 1998 and 1997.

         Non-interest expense for the three month period ended September 30, 1998 increased by $378,000, or 18.9%, to $2.4 million, as compared to $2.0 million for the comparable period in 1997. The increase was primarily a result of the factors mentioned above.



                    Table 2: Other Operating Expenses

                                    Nine Months Ended September 30,
                                         1998         1997
                                        ------       ------
                                           (in thousands)
Data Processing                         $  404       $  387
Postage and Delivery                       275          249
Other                                      249          160
Advertising and Promotion                  239          218
Telephone                                  196          128
Supplies                                   178          187
Legal and Professional                     155          118
Amortization of Intangible Assets          143          151
Regulatory Fees                            100           86
Loan Expenses                               99          112
Administrative                              90           76
                                        ------       ------

Total Other Operating Expenses          $2,128       $1,872
                                        ------       ------
                                        ------       ------


Income Taxes
         The Company's income tax expenses in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying the resultant rate to interim pre-tax income. The effective tax rate for the nine months ended September 30, 1998, was 34.5%, compared to 34.7% for the same period in 1997. The income tax provision was $1.1 million for the nine months ended September 30, 1998, as compared to $1.2 million for the same period in 1997.

EARNING ASSETS
Loans
         Lending is the most important component of the Company's net interest income and is the key to profitability. The loan portfolio is the largest element of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets (assuming loan losses are not excessive). Average loans during the nine-month period ending September 30, 1998, were $167.8 million, or 64.7%, of earning assets as compared to $154.0 million, or 65.3%, of earning assets for the same period in 1997. This represented an average loan to average deposit ratio of 68.8% and 68.0% for September 30, 1998 and 1997, respectively. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. As of September 30, 1998, the Company had total loans of $176.6 million, net of unearned discount, as compared to $158.7 million at September 30,1997, an increase of $17.9 million, or 11.3%.


                Table 3:  Loan Portfolio Composition

                                                  September 30,
                                               1998           1997
                                            ---------       --------
                                                   (thousands)
Types of Loans

Commercial, Financial and Agricultural       $ 78,643       $ 69,457
Real Estate - Construction                      5,801          3,722
Real Estate - Mortgage                         71,966         66,983
Installment and Consumer Lines                 20,212         18,489
                                             --------       --------

Total Loans, Net of Unearned Discount         176,622        158,651
Less: Allowance for Loan Losses                 1,602          1,483
                                             --------       --------

Net Loans                                    $175,020       $157,168
                                             --------       --------
                                             --------       --------


         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on September 30, 1998. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                                   Table 4:  Maturity Schedule of Selected Loans

                                                         September 30, 1998

                                               0-12       1-5            Over 5
                                              Months     Years            Years       Total
                                            ---------   -------         --------      -----
                                                                (thousands)
All Loans Other Than Construction           $  15,956   $  67,976      $  86,889   $  170,821
Real Estate - Construction                      5,801       --              --          5,801
                                            ---------   ---------      ---------   ----------

Total                                       $  21,757   $  67,976      $  86,889   $  176,622
                                            ---------   ---------      ---------   ----------
                                            ---------   ---------      ---------   ----------

Fixed Interest Rate                         $  10,992   $  48,181      $  27,813   $   86,986
Variable Interest Rate                      $  10,765   $  19,795      $  59,076   $   89,636

Loan Quality. The allowance for loan losses on September 30, 1998, was 0.91% of total loans, compared to 0.93% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                      Table 5: Allocation of Allowance for Loan Losses

                                                                             September 30,
                                                                  1998                         1997
                                                         -----------------------     ------------------------
                                                                    Percent of                   Percent of
                                                                   Loans in Each                Loans in Each
                                                                    Category to                  Category to
                                                         Amount     Total Loans      Amount      Total Loans
                                                         ------    -------------     ------     -------------
                                                                             (dollars in thousands)
         Commercial, Financial
            and Agricultural                              $  947         45%        $  906            44%
         Real Estate - Construction                            7          3%             8             2%
         Real Estate - Mortgage                              135         41%           164            42%
         Consumer                                            513         11%           405            12%
         Unallocated                                          --         --             --            --
                                                          ------       ----         -------         ----
         Total                                            $1,602        100%        $ 1,483          100%
                                                          ------       ----         -------         ----
                                                          ------       ----         -------         ----

         Total non-performing assets on September 30, 1998 increased $376,000 or 26.7% to $1.8 million compared to $1.4 million on the same date in 1997. Non-performing loans, plus other real estate owned, as a percentage of total assets at September 30, 1998 and 1997 was 0.61% and 0.53%, respectively. The increase in non-performing assets is mainly attributable to one loan relationship acquired from the Riherd acquisition totalling $414,000, which is in process of collection. Anticipated losses applicable to these loans have been provided for in the allowance for loan losses on September 30, 1998.


                                          Table 6: Non-Performing Assets

                                      September 30,         December 31,
                                   1998          1997          1997
                                  -----         ------        ------
                                         (dollars in thousands)
Non-Accrual Loans                 $  849        $1,256        $1,045
Past Due Loans 90 Days or
   More and Still Accruing           253            78           158
Other Real Estate Owned &
   Repossessions                     684            76           320
                                  ------        ------        ------
Total Non-Performing Assets       $1,786        $1,410        $1,523
                                  ------        ------        ------
                                  ------        ------        ------

Percent of Total Assets             0.61%         0.53%         0.56%


         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first nine month period of 1998 as compared to 1997.

                           Table 7: Activity in Allowance for Loan Losses

                                                                                September 30,
                                                                          1998                  1997
                                                                        --------              --------
                                                                            (dollars in thousands)
         Allowance for loan loss balance applicable to:

         Balance at Beginning of Year                                   $   1,495            $    1,396

         Loans Charged-Off:
            Commercial, Financial and Agricultural                            121                   115
            Real Estate, Construction                                          --                    --
            Real Estate, Mortgage                                               3                    --
            Consumer                                                          237                   171
                                                                         --------              --------
               Total Loans Charged-Off                                        361                   286

         Recoveries on Loans Previously Charged-Off:
            Commercial, Financial and Agricultural                             33                    11
            Real Estate, Construction                                          --                    --
            Real Estate, Mortgage                                               7                    --
            Consumer                                                           28                    32
                                                                         --------              --------
               Total Loan Recoveries                                           68                    43
                                                                         --------              --------
                 Net Loans Charged-Off                                        293                   243
                                                                         --------              --------

         Provision for Loan Losses Charged to Expense                         400                   330
                                                                         --------              --------
         Ending Balance                                                  $  1,602              $  1,483
                                                                         --------              --------
                                                                         --------              --------

         Total Loans Outstanding                                         $176,622              $158,651
         Average Loans Outstanding                                       $167,760              $154,006

         Allowance for Loan Losses to Loans Outstanding                      0.91%                 0.93%
         Net Charge-Offs to Average Loans Outstanding                        0.23%                 0.21%


Securities
         When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the company flexibility and in case an immediate need for liquidity arises.

         The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

               Table 8: Maturity Distribution of Investment Securities (1)
                                  September 30,1998

Thousands                                      Held to Maturity                        Available for Sale
---------                               ------------------------------            ---------------------------
                                           Amortized       Estimated              Amortized       Estimated
                                              Cost        Market Value               Cost        Market Value
                                         ------------     ------------            ------------   ------------
U.S. Treasury:
   One Year or Less                      $         --     $         --            $      8,003   $      8,053
   Over One Through Five Years                     --               --                  12,460         12,881
                                         ------------     ------------            ------------   ------------
Total U.S. Treasury                                --               --                  20,463         20,934

 U.S. Government Agencies
 and Corporations:
   One Year or Less                                --               --                   9,847          9,862
   Over One Through Five Years                     --               --                   3,639          3,663
                                         ------------     ------------            ------------   ------------
 Total U.S. Government Agencies                    --               --                  13,486         13,525
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over One Through Five Years                     --               --                     873            897
   Over Five Through Ten Years                     --               --                     100            105
   Over Ten Years                                  --               --                     608            654
                                         ------------     ------------            ------------   ------------
Total Obligations of State and                     --               --                   1,581          1,656
 Political Subdivisions

Mortgage-Backed Securities (2):
  One Year or Less                              2,289            2,289                      44             43
  Over One Through Five Years                   3,308            3,299                      --             --
  Over Five Through Ten Years                      --               --                   1,919          1,926
  Over Ten Years                                   --               --                   3,068          3,108
                                         ------------     ------------            ------------   ------------
Total Mortgage-Backed Securities                5,597            5,588                   5,031          5,077

Other Securities:
   Over Ten Years (3)                              --               --                   1,443          1,525
                                         ------------     ------------            ------------   ------------
Total Other Securities                             --               --                   1,443          1,525

                                         ------------     ------------            ------------   ------------
Total Securities                         $      5,597     $      5,588            $     42,004   $     42,717
                                         ------------     ------------            ------------   ------------
                                         ------------     ------------            ------------   ------------

------------------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents Interest-bearing deposits in other banks.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

                      Table 9: Weighted Average Yield by Range of Maturities

                                             September 30, 1998      September 30, 1997
                                             ------------------      ------------------
           One Year or Less                          5.67%                 5.49%
           Over One through Five Years               6.17%                 6.02%
           Over Five through Ten Years               5.94%                 6.78%
           Over Ten Years (1)                        6.22%                 6.39%

------------------
     (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year

Other Earning Assets
         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.

FUNDING SOURCES
Deposits
         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 1998 and 1997.

                            Table 10: Total Deposits

                                                        September 30,
                                                       1998        1997
                                                      -----       -----
                                                         (thousands)
         Non-Interest Bearing:
                 Demand Checking                   $  31,293    $  31,152
         Interest Bearing:
                 NOW Checking                         41,862       39,121
                 Money Market Checking                26,363       23,092
                 Savings                              16,368       14,360
                 Certificates of Deposit             133,287      121,868
                                                    --------     --------
         Total Deposits                             $249,173     $229,593
                                                    --------     --------
                                                    --------     --------

Note Payable
         The Company has available lines of credit with certain financial institutions totaling $4.0 million. The amount outstanding as of September 30, 1998 was $0.

Repurchase Agreements
         The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1998 and 1997 was approximately $6.8 million and $4.7 million, respectively. Interest expense in 1998 and 1997 was $261,000 and $179,000, respectively, resulting in an average rate paid of 5.10% and 5.05% for the nine month period ended September 30, 1998 and 1997, respectively.

Interest Rate Sensitivity
         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. In the future, the Company will attempt to maintain, with respect to management's expectations of interest rate changes in the immediate twelve months, a cumulative gap position within plus or minus 20% of total assets.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

         The Company's gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the rate sensitivity analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to an historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. The Company will continue to search for tools that will enhance their process of monitoring interest rate risk.

         In Table 11, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30,1998, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1998 should not necessarily be considered to apply at subsequent dates.

                                        Table 11: Rate Sensitivity Analysis
                                                September 30, 1998

(Dollars in thousands)

                                                                                                                              Fair
                                  1 Year       2 Years      3 Years      4 Years      5 Years      Beyond       TOTAL         Value
                                  ------       -------      -------      -------      -------      ------       -----         -----
INTEREST-EARNING ASSETS:

Loans
     Fixed Rate Loans           $  10,992    $   8,688    $  11,253    $  12,897    $  15,343    $  27,813    $  86,986    $  87,354
       Average Interest Rate        9.02%       10.34%        9.37%        9.17%        8.85%        8.32%        8.97%

     Variable Rate Loans           10,765        5,194        6,958        4,177        3,466       59,076       89,636       89,636
       Average Interest Rate        9.55%       10.12%        8.53%        9.19%        8.73%        8.50%        8.76%

Investment Securities(1)
     Fixed Rate Investments        20,183        5,077       11,505        3,090          177        3,089       43,121       43,700
       Average Interest Rate        5.68%        6.01%        6.05%        6.81%        7.10%        5.82%        5.91%

     Variable Rate Investment           -            -            -            -            -        3,037        3,037        3,080
       Average Interest Rate                                                                         6.40%        6.40%


Federal Funds Sold                 35,725            -            -            -            -            -       35,725       35,725
       Average Interest Rate        5.34%                                                                         5.34%

Other Earning Assets(2)             7,404            -            -            -            -            -        7,404       7,404
       Average Interest Rate        5.61%                                                                         5.61%
                                ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Total Interest-Earning
     Assets                     $  85,069    $  18,959    $  29,716    $  20,164    $  18,986    $  93,015    $ 265,909    $ 266,899
       Average Interest Rate        6.45%        9.12%        7.89%        8.81%        8.81%        8.29%        7.79%
                                =========    =========    =========    =========    =========    =========    =========    =========


INTEREST-BEARING LIABILITIES:

NOW                             $  12,558    $       -    $       -    $       -    $       -    $  29,304    $  41,862    $  41,862
       Average Interest Rate        1.63%                                                            1.63%        1.63%

Money Market                       24,000            -            -            -            -        2,363       26,363       26,363
       Average Interest Rate        3.87%                                                            1.74%        3.68%

Savings                             4,910            -            -            -            -       11,458       16,368       16,368
       Average Interest Rate        1.91%                                                            1.91%        1.91%

CD's $100,000 and Over             28,253        8,133        1,178        1,008          122            -       38,694       38,560
       Average Interest Rate        5.75%        6.30%        6.04%        5.99%        6.50%                     5.88%

CD's Under $100,000                75,921       11,012        4,066        3,195          376           23       94,593       94,387
       Average Interest Rate        5.18%        5.62%        5.77%        5.72%        5.88%        6.10%        5.28%

Securities Sold Under
   Repurchase Agreements            7,635            -            -            -            -            -        7,635        7,635
       Average Interest Rate        5.10%                                                                         5.10%

Notes Payable                           -            -            -            -            -            -            -            -
       Average Interest Rate
                                ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total Interest-Bearing
      Liabilities               $ 153,277    $  19,145    $   5,244    $   4,203    $     498    $  43,148    $ 225,515    $ 225,175
       Average Interest Rate        4.68%        5.91%        5.83%        5.78%        6.03%        1.71%        4.27%
                                =========    =========    =========    =========    =========    =========    =========    =========

---------------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $713,000.

(2) Represents interest bearing deposits with Banks, FRB Stock, Federal Home Loan Bank Stock and other marketable equity securities.

Liquidity
         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and securities available for sale) totaled $94.6 million and represented 38.8% of average total deposits during the first nine months of 1998, compared to $81.7 million and 36.1% for the same period in 1997. Average loans were 68.8% and 68.0% of average deposits for the nine month period ended September 30, 1998 and 1997, respectively. As noted in Table 3: "Loan Portfolio Composition", approximately $156.4 million, or 88.6%, of the loan portfolio consisted of commercial loans, real estate mortgage loans and real estate construction loans. Approximately 12.3% of the portfolio matures within one year.

         Core deposits, which management defines as all deposits other than time deposits in excess of $100,000, were 84.5% of total deposits at the end of the first nine months of 1998 and 86.4% in the comparable period in 1997. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 12, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.


         Table 12: Maturity of Time Deposits of $100,000 or More
                        September 30, 1998

                                                                                 Amount
                                                                             --------------
                                                                             (in thousands)
                           Three Months or Less                                $   8,044
                           Three Through Six Months                                6,846
                           Six Through Twelve Months                              13,363
                           Over Twelve Months                                     10,441
                                                                               ---------
                           Total                                                $ 38,694
                                                                                ========


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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at September 30, 1998 compared to 1997 are as follows:

                          Table 13:  Capital Ratios


                                           September 30,          Well Capitalized       Regulatory
                                         1998         1997          Requirements          Minimums
                                         ----         ----        ----------------       ----------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio                16.6%       17.3%              6.0%                4.0%

     Total Capital to
       Risk-Weighted Assets              17.5%       18.2%             10.0%                8.0%

Tier 1 Leverage Ratio                     9.9%       10.1%              5.0%                4.0%


Year 2000 Compliance

         The Company is currently evaluating, upgrading as applicable, and testing all hardware, software, networks, ATMs and other processing platforms. The Company's local area network has been evaluated and is Year 2000 compliant. The individual personal computers throughout the organization have been tested and the non-compliant computers have been tagged for replacement, the total expense of which is expected to be approximately $100,000. The Company will upgrade the current software versions of the spreadsheet and word processing programs it uses for internal purposes to the Year 2000 compliant versions after all the personal computer hardware upgrades have been completed. The software upgrade should cost approximately $15,000. The environmental systems, phone systems and elevators of the Company have been evaluated and the relevant vendors have been contacted.

         The Company expects to have substantially all of the Year 2000 system and application changes completed by the end of the first quarter of 1999. During 1999 additional testing and re-testing will be performed, and every effort will be made to ensure the conversion from 1999 to the year 2000 is uneventful. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of the Company or other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the Company's systems or operations.

         The vast majority of the Company's processing needs are outsourced to two outside vendors and the Company is monitoring their Year 2000 progress closely. The Company will participate during the fourth quarter of 1998 with on-site testings of the vendors' systems. The Comptroller also has been reviewing the efforts of our vendors and thus far has been satisfied.

         The Company has contingency plans in place for mission critical systems in the event of unforeseen difficulties to minimize any disruptions. Personnel of the Company have been trained and advised to operate on a manual basis, with all items going to the Company's operations center for processing. The operations center will operate on a generator that should allow continued processing and service to the Company's customers.

         Year 2000 issues also may adversely impact the businesses of the Company's customers. The Company has in effect a loan policy pursuant to which it reviews all present and potential borrowers with loan portfolios exceeding $500,000 for Year 2000 preparation. The Bank's loan documentation for new, complex commercial loans, including loans over $250,000, contain loan agreements with Year 2000 representations and warranties.

         At present, it is not possible to give an accurate summation of the total expenses that the Company will incur, although, the costs are not expected to have a material impact on the long term results of the operations or financial condition of the Company. Expenses incurred in the upgrade and testing of the new hardware and software for the vendor's data processing system is the outside vendor's responsibility. Non-interest expenses include the costs of preparing computer systems and applications for the Year 2000.

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

         Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

         Item 5.  Other Information - Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K -

         (a)      Exhibits
                  Exhibit 27 Financial Data Schedule

         (b) Reports on Form 8-K - A Form 8-K was filed by the registrant on August 11, 1998 to report a two-for-one stock split for all holders of shares of common stock. The record date is August 10, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CNB, Inc.
                                            ----------------------------------
                                                     (Registrant)


                                         By:   /s/ K. C. Trowell
                                            ----------------------------------
                                               K. C. Trowell
                                               President, Principal Executive
                                               Officer, and Chief Financial
                                               Officer

                                         Date: November 6, 1998