Form 10QSB/A
period 1998-09-30
CNB INC /FL
filed 1998-11-18
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---- EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________



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

The purpose of this amendment is to correct the number of shares of common stock authorized.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                            CNB, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        September 30,
                                                                                             1998
                                                                                        ---------------
                                                    ASSETS                               (in thousands)
CASH AND CASH EQUIVALENTS:
   Cash and due from banks                                                                   $ 10,197
   Federal funds sold                                                                          35,725
   Interest bearing deposits in other banks                                                     5,961
                                                                                        ---------------
     Total Cash and Cash Equivalents                                                           51,883
Investment securities available for sale                                                       42,717
Investment securities held to maturity                                                          5,597
Loans:
   Commercial, Financial & Agricultural                                                        78,643
   Real Estate - Mortgage                                                                      71,966
   Real Estate - Construction                                                                   5,801
   Installment & Consumer Lines                                                                20,212
                                                                                        ---------------
     Total Loans, net of unearned discount                                                    176,622
Less:  Allowance for Loan Losses                                                              (1,602)
                                                                                        ---------------
   Net Loans                                                                                  175,020
Premises and equipment, net                                                                    10,792
Other assets                                                                                    4,557
                                                                                        ---------------
          TOTAL ASSETS                                                                       $290,566
                                                                                        ---------------
                                                                                        ---------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest bearing demand                                                              $  31,293
   Savings, Time & Demand                                                                     179,186
   Time, $100,000 & over                                                                       38,694
                                                                                        ---------------
     Total Deposits                                                                           249,173
Securities sold under repurchase agreements                                                     7,635
Other liabilities                                                                               3,203
                                                                                        ---------------
     Total Liabilities                                                                        260,011
                                                                                        ---------------
                                                                                        ---------------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares
   authorized; no shares issued or outstanding                                                  -
Common stock; $.01 par value; 10,000,000 shares
   authorized; 4,856,770 shares issued and outstanding                                             49
Additional paid-in capital                                                                     19,465
Retained earnings                                                                              10,594
Unrealized gain on investment securities available for sale, net of taxes                         447
                                                                                        ---------------
   Total Shareholders' Equity                                                                  30,555
                                                                                        ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                                             $290,566
                                                                                        ---------------
                                                                                        ---------------


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


                                                        CNB, Inc.
                                             ----------------------------------
                                                       (Registrant)


                                      By:     /s/ K. C. Trowell
                                              ---------------------------------
                                              K. C. Trowell
                                              President, Principal Executive
                                              Officer, and Chief Financial
                                              Officer

                                      Date:   November 16, 1998