Form 10-K405
period 1998-12-31
CNB INC /FL
filed 1999-03-30
CIK 852618

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
                                ---------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO: 0-25988
                           --------------------------

                                   CNB, INC.

             (Exact name of registrant as specified in its charter)

                   FLORIDA                               59-2958616
       (State or other jurisdiction of         (I.R.S. Employer Identification
        incorporation or organization)                      No.)

             POST OFFICE BOX 3239                           32056
           201 NORTH MARION STREET                       (Zip Code)
              LAKE CITY, FLORIDA
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 755-3240

    Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $ 0.01 PER SHARE.
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on February 26, 1999 was $42,063,245.

    The number of shares of the Registrant's common stock outstanding as of March 1, 1999 was 6,106,770 shares, $0.01 par value per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's 1999 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction G of Form 10-K, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 25, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                    BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SELECTED HISTORICAL FINANCIAL INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, WHICH ARE INCLUDED IN THIS FORM 10-K.

GENERAL

    The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which had been formed in 1986. The Company is currently headquartered in Lake City, Florida, but will relocate its headquarters to Jacksonville, Florida, in connection with its expansion plans described below. The Company is the largest community bank headquartered in Northeast Florida. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through eleven full service branches located within the following contiguous counties in Northeast Florida: Columbia, Suwannee, Baker, Bradford, Union (the "Core Markets") and Alachua County. From 1993 to 1998, the Company experienced substantial growth by industry standards. At December 31, 1998, the Company had total assets of $311.6 million, total loans of $187.0 million, total deposits of $265.1 million, and total shareholders' equity of $30.9 million, reflecting compound annual growth rates of 15.8%, 23.3%, 14.1% and 27.3%, respectively, for the five-year period ended December 31, 1998. Net income for the years ended December 31, 1998, 1997 and 1996 was $2.7 million, $3.0 million and $2.3 million, respectively. For the five-year period ended December 31, 1998, the compound annual earnings growth rate was 30.5%.

EVOLUTION OF THE FLORIDA BANKING MARKET

    Significant changes in interstate banking and branching laws, enacted during the early 1980s, have allowed bank holding companies to aggressively expand into new markets that have attractive growth rates and demographics. As a result, substantial consolidation of the Florida banking market has occurred. According to the Federal Deposit Insurance Corporation (the "FDIC"), the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 200 as of June 30, 1998, or approximately 64% over the 17 year period. Management believes Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (14.7 million) and is among the ten fastest growing states in the country (approximately 2% annually). Currently, more than twenty-five out-of-state bank and thrift holding companies operate in Florida. As more out-of-state bank holding companies enter the Florida market, the Company believes that the number of depository institutions headquartered and operating in Florida will continue to decline.

    The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville, into which it intends to expand. Historically the Company competed successfully in its Core Markets against larger bank holding companies for middle market customers. In the Company's targeted geographic expansion markets, many of such customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies are entering the Company's targeted markets by acquiring such previously locally headquartered banks. For example, in January 1998, NationsBank Corporation (now BankAmerica Corporation) ("NationsBank") completed its acquisition of Jacksonville-based Barnett Banks, Inc. ("Barnett"), which, prior to its acquisition, was the largest bank headquartered in Florida. The acquisition of Barnett closely followed the acquisition of three of Jacksonville's five community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and the surrounding Alachua County (the "Gainesville Market"), was acquired by Compass Bank in 1997. As a result, the Company now competes in its Core Markets, and will compete in its targeted geographic expansion markets, primarily with SunTrust Banks, Inc., NationsBank, First Union Corporation, SouthTrust, AmSouth Bancorporation and Compass Bank, all of which are headquartered outside of Florida.

GROWTH OPPORTUNITY FOR THE COMPANY

    Management believes that a significant segment of the historical customer base of Barnett and those of other acquired community banks in Northeast Florida, particularly individuals and small and medium-sized businesses, preferred the personalized service that characterized their relationships with the locally headquartered banks. Many of these personal relationships have been disrupted as the larger, regional financial institutions increasingly focus on larger corporate customers, offer primarily standardized loan and deposit products and services, and employ centralized management and more remote decision-making. Thus, Company management believes there exists a unique opportunity to address the under-served banking needs of individuals and small and medium-sized businesses in its targeted geographic expansion markets, which are contiguous and demographically similar to the Company's existing Core Markets. Accordingly, the Company's current strategic focus is to immediately capitalize on this market opportunity. In pursuing this opportunity, the Company will continue to focus on that specific segment of the market to which it has historically appealed. The Company believes that its historical strategy of providing personalized and consistent service to its middle-market corporate customers and individuals will allow it to continue to compete profitably, not only in the markets that it presently serves but in other markets as well.

    As of June 30, 1998, the Company's present markets (which include the Gainesville Market) and the Jacksonville market, which consists of Jacksonville, St. Augustine, Orange Park, Ponte Vedra Beach, the Jacksonville Beaches, Fernandina Beach and Amelia Island, included in the four counties of Nassau, Clay, Duval and St. Johns (collectively, the "Jacksonville Market"), represent a combined deposit market of nearly $12.7 billion. The Jacksonville Market alone has a deposit market of $10.2 billion, and the Company intends to continue its primary marketing focus of providing traditional banking products and services to individuals and small and medium-sized businesses in that market. Management believes that this segment of the market is currently under-served.

BUSINESS STRATEGY

    The Company's primary goal is to enhance profitability and shareholder returns through aggressive but sound growth. The Company's long-term strategy is to (i) continue to grow its full service banking operations by expanding into new markets, (ii) leverage current branch capacity, (iii) expand its mortgage, consumer, and commercial lending activities and (iv) continue to differentiate itself from its larger competitors by emphasizing personalized, relationship-driven service provided by a locally-headquartered financial institution.

    EXPAND IN UNDER-SERVED MARKETS

    The consolidation of the banking industry in Northeast Florida has created a window of opportunity for the Company to expand its operations in the Gainesville Market and to enter the Jacksonville Market (collectively, the "Expansion Markets"). The Expansion Markets are contiguous and culturally similar to the Core Markets. Like the Core Markets, the Expansion Markets consist in large part of individuals and small and medium-sized businesses. The Company believes that its familiarity with meeting the banking needs and expectations of similar customers in the Core Markets makes the Company particularly qualified to attract banking customers accustomed to banking with community banks in the Expansion Markets. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. Recently, the Company added to its senior management G. Thomas Frankland and Bennett Brown, both of whom bring substantial experience with the Jacksonville banking market. The Company believes that it can attract additional banking professionals, thereby benefiting from their experience and their ability in many instances to bring with them the banking business of their loyal customers. These factors, together with the Bank's asset size and its capital base, position the Company to work more effectively with middle-market customers than many smaller community banks in the Expansion Markets.

    The Company recognizes that it must act promptly to take full advantage of this marketing opportunity. The Company plans to relocate its corporate headquarters to Jacksonville within the next year. It plans to expand its operations from eleven branches to sixteen branches by opening additional branches in the Jacksonville and Gainesville Markets within the next two years. The Company plans to open a loan production office in the Jacksonville Market during the first quarter of 1999. The Company intends to expand by acquiring existing branches if it is presented with attractive opportunities and if not, then by opening de novo branches.

    IMPROVE LOAN-TO-DEPOSIT RATIO WHILE MAINTAINING QUALITY LOANS

    In order to enhance profitability by improving the spread between the average interest rate earned on earning assets relative to the average interest rate paid on deposits and other liabilities, the Company plans over the near term to increase its loan-to-deposit ratio while maintaining asset quality. The Company intends to accomplish its goal by adding additional loan production officers, by adopting a more aggressive marketing strategy designed to attract quality loans in its Core and Expansion Markets and by continuing to intentionally focus on an increasingly under-served market. However, maintaining loan quality is of paramount importance to the Company and it is committed to avoid sacrificing loan quality in this effort to increase loan volume.

    INCREASE NON-INTEREST INCOME

    The Company also plans to increase profitability by increasing its non-interest income. The Company currently generates fees from service charges on its checking accounts, ATM charges, service charges on its credit cards, and mortgage origination and servicing fees. The Company anticipates that the increase in customers resulting from the Company's expansion will increase the volume of fees it charges. In addition, the Company also is in the process of raising certain fees to levels that are consistent with fees generally charged by the Company's competitors in the relevant market. Management continues to assess other opportunities to increase non-interest income.

    PROVIDE COMMUNITY BANKING SERVICE

    The Company believes that it can achieve the goals outlined above through a continued commitment to the "community bank philosophy", which emphasizes offering a broad range of personalized products and services through banking professionals who understand the banking industry and the banking needs of the local communities they serve. Each branch manager and individual loan officer is given a certain degree of authority and discretion to approve loans and to price loans and services in order to respond quickly and efficiently to the needs of the Company's customers. In implementing this strategy, the Company will combine the experience and customer networks of its loan officers with centralized information technology to effectively price and provide customized banking services to enhance overall profitability. The Company intends to pursue this strategy throughout its Core and Expansion Markets and operate a multi-office community bank that emphasizes decision-making at the local level.

    To ensure that the Company's proposed expansion does not erode its standards for service and quality, the Company recently created three operating divisions: the Southern Division, the Eastern Division and the Central Division. The Company will create a fourth division, the First Coast Division, when it enters the Jacksonville Market. This new organizational structure will help to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies. In addition, the Company plans to create in each division advisory boards composed of business leaders from that community.

DEMOGRAPHICS OF CORE AND EXPANSION MARKETS(1)

    JACKSONVILLE MARKET

    The population of the Jacksonville Market increased from approximately 907,000 in 1990 to approximately 1,028,000 in 1997, representing an increase of 13.3% over that period. The 1993 median household income (the latest available census information) in the Jacksonville Market ranged from $31,892 to $38,102. The average unemployment rate for 1997 was 3.6%, compared to Florida's unemployment rate of 5.1% for the same period. As of June 30, 1998, there were 226 bank and thrift offices in the Jacksonville Market, with aggregate deposits of approximately $10.2 billion. Deposits in the Jacksonville Market increased approximately $3 billion from 1992 through 1997. The Jacksonville Market has a diverse economy based on healthcare, manufacturing, distribution, telecommunications, biomedical, financial services, military, federal, state and local government and transportation. Within the environs of the Jacksonville Market are the resorts of Amelia Island, Ponte Vedra Beach and The World Golf Village. The Jacksonville Market also is home to the Mayo Clinic, the University of North Florida, Jacksonville University, and the National Football League's most recent expansion team, the Jacksonville Jaguars.

    GAINESVILLE MARKET

    The population of the Gainesville Market increased from approximately 182,000 in 1990 to approximately 208,000 in 1997, representing an increase of 14.3% over that period. The 1993 median household income (the latest available census information) in the Gainesville Market was $26,683. The average unemployment rate in the Gainesville Market in 1997 was 2.8%. As of June 30, 1998, there were 53 bank and thrift offices (including two of the Company's offices) in the Gainesville Market with aggregate deposits of approximately $1.6 billion. Deposits in the Gainesville Market increased approximately $200 million from 1992 through 1997. The Gainesville Market has an economy based on state and local government, healthcare and retail/servicing. Gainesville also is the home of the University of Florida, with approximately 46,000 full-time students, faculty and staff in the fall of 1998.

    CORE MARKETS

    The population of the Core Markets increased from approximately 120,000 in 1990 to approximately 146,000 in 1997, representing an increase of 21.7% over that period. The 1993 median household income (the latest available census information) in the Core Markets ranged from $21,767 to $27,568. The average unemployment rate in 1997 was 4.6%. As of June 30, 1998, there were 31 bank and thrift offices (including

------------------------

(1) Population data was derived from publications prepared by the University of Florida Bureau of Economic and Business Research. Deposit data was derived from information accumulated by The Florida Bankers Association. Median household income was based on Bureau of Census data. Unemployment rates were obtained from statistics compiled by the State of Florida Department of Labor and Employment Security.

nine of the Company's offices) in the Core Markets with aggregate deposits of approximately $909 million. Deposits in the Core Markets increased approximately $96 million from 1992 through 1997. The Core Markets have a diversified economy based on timber farming, light manufacturing, healthcare (including a major Veteran's Administration Hospital), manufactured housing, aircraft refurbishing and state and local government.

DEPOSIT PRODUCTS AND SERVICES

    The Company offers various deposit products and services to its retail and commercial customers. These products include commercial and retail checking accounts, specialized low-cost checking for customers who write few checks per month, money market accounts for consumers and commercial customers, NOW accounts and savings accounts. Additionally, the Company offers an interest-bearing transaction account for seniors with no minimum balance requirements, no service charge and no per-check charge. For customer convenience and ease of storage, the Company offers image-based monthly account statements, as well as an automated telephone banking service for balance reporting. The Company's deposit services include cash management for commercial customers for overnight investment, wire transfer services, collections, money orders, safe deposit boxes and traveler's checks. The Bank is currently a member of the HONOR, PLUS and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout the United States.

    The Company's decentralized operations allow the Division Presidents and their staffs to adjust interest rates (from the Company's posted rates) within prescribed ranges to keep or attract deposit business. Additionally, the Company compares its service charge fees to market levels, keeping its charges competitive with, and generally lower than, those of the regional banks. All deposits are insured by the FDIC up to the maximum amount permitted by law (generally $100,000 per depositor subject to aggregation rules).

    In an effort to accommodate those customers who prefer to conduct their banking business from home, in 1999 the Company plans to offer its customers personal computer-based electronic banking, including automated bill paying and loan applications. These services will be offered by the Bank through third-party vendors.

LOAN PRODUCTS AND LENDING POLICY

    IN GENERAL

    The Company provides to customers a full range of short- to medium-term commercial, agricultural, Small Business Administration ("SBA") guaranteed, Farmers Home Administration guaranteed, and personal loans, both secured and unsecured. Credit is extended consistent with a comprehensive loan policy that governs advance rates, maturities and acceptable collateral. The Company's loan policy grants lending authority based on a tiered schedule, with significant authority at the Division President level. Exceptions to the policy must be recommended by the applicable Division President and approved by either the President or the Chief Executive Officer of the Bank before the credit commitment can be made. If the loan is for an amount exceeding $1.5 million, the Executive Committee of the Bank's Board of Directors must approve any exceptions to the Bank's loan policy.

    COMMERCIAL LOANS

    Commercial loan products include (i) short-term loans and lines of credit for working capital purposes, which are generally secured by the borrower's current assets (usually accounts receivables and inventory), (ii) intermediate term loans for farm and non-farm equipment and crop loans and (iii) SBA guaranteed loans. They include secured and unsecured loans for working capital, business expansion and purchases of equipment and machinery.

    Lines of credit are subject to annual review and approval, generally not later than 120 days after the closing of the customer's fiscal year end. Advances are limited to 75.0% of eligible accounts receivable and up to 50.0% on inventory. These credits are usually monitored through the review of a receivables aging report and borrowing base report.

    Term loans having maturities greater than one year are generally secured by equipment or rolling stock with advances limited to no more than 75.0% of cost. In virtually all cases, the Bank requires the personal guaranty of the owners or major shareholders of the borrower.

    Agricultural loans are granted to experienced farmers with demonstrated capabilities, acceptable historical cash flows, reasonable cash flow projections and adequate secondary sources of repayment.

    COMMERCIAL REAL ESTATE LOANS

    The Company's commercial real estate lending products include: construction loans, mini-permanent and permanent financing for commercial properties, acquisition and development loans for residential and commercial property developers and investment property financing.

    Construction loan borrowers are required to inject equity equal to at least 20% of the total cost of the construction project before the Company will advance funds on the loan. The Company advances funds pursuant to a draw schedule and makes inspections prior to each draw request. The Company's construction lending requirements also may include a plan and cost review, depending on the complexity of the project. The plan and cost review and the inspections are out-sourced by the Company to qualified professionals.

    Mini-permanent and permanent financing loans are owner occupied projects which demonstrate proven cash flows that result in a debt service coverage ratio of at least 1.25 to 1, based on a twenty year amortization. Mini-permanent loan amortization may be as long as twenty-five years, but requires balloon maturities within five to eight years.

    The Company extends acquisition and development loans to borrowers who have historically fulfilled their financial obligations. The relevant acquisition or development project must demonstrate acceptable absorption periods and have an equity investment of at least 25% of the total project costs. Such loans typically mature within twenty-four months.

    Loans on investment property are subject to the same underwriting criteria as mini-permanent loans and include a threshold debt service coverage ratio of at least 1.25 to 1.

    RESIDENTIAL AND CONSUMER LOANS

    Consumer lending products include open- and closed-ended home equity and home improvement loans, automobile, boat, and recreational vehicle loans and loans for other asset purchases. The Company offers Visa and MasterCard credit and debit card products to consumers and commercial customers. Applications for these products are evaluated based on the same credit requirements as direct loans.

    Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Specifically, the lender reviews a credit bureau report for the borrower's credit history and calculates a debt-to-income ratio based on the borrower's gross monthly income to fixed debt payments. A ratio higher than 40.0% is generally considered unacceptable. For automobile loans, the policy requires a minimum down payment of 10.0% with maturities based on the age of the vehicle.

    The Company offers a variety of one-to four-family residential loan products, including residential construction loans and residential acquisition financing.

    Residential construction financing typically includes a construction loan agreement with a construction draw schedule and third party inspections. A commitment for permanent financing is required prior to closing. Typical residential construction loans mature within six to eight months. The Company offers a construction/permanent package loan product in instances where the Company acts as the permanent lender.

    Residential loans are originated for the Company's portfolio, as well as for sale in the secondary market. The maximum loan amount is based on a loan to value ratio of 80% or less, where the value is equal to the lesser of the cost or the appraised value. The majority of these loans are originated for sale in the secondary market and are sold on a servicing released basis. The Company services loans originated for its portfolio.

    LOAN REVIEW AND NONPERFORMING ASSETS

    The Company's loan review officer, whose position is independent of the loan production and administration process, has the responsibility to perform timely reviews of credits within the portfolio with a review scope and assessment criteria comparable to that of the Bank's regulators.

    All new and renewed secured credits over $500,000 and unsecured credits over $100,000 are reviewed within one week of approval. Additionally, a comprehensive annual review is conducted on all credits over $250,000, past dues, non-performing assets and other real estate owned. Smaller credits are reviewed utilizing pre-determined standards, which include documentation and compliance, by a person in loan operations, with exceptions referred to the loan review officer. Problem credits, which include all non-performing assets, are reviewed at least quarterly with written documentation which includes the reason for the problem, collateral support, a plan for resolution of the problem and time frames for the resolution. Delinquent loans are reviewed at least weekly and monitored by the Board of Directors of the Bank in the monthly meetings.

    A written report is developed on the findings of the various loan review functions and reported directly to the Audit Committee of the Company's Board of Directors, which meets quarterly. The allowance for loan losses is reviewed monthly in order to make the appropriate loan loss provision based on the loan review findings, delinquency, historical loan losses and current economic trends.

ASSET/LIABILITY MANAGEMENT

    The Bank's asset/liability committee is comprised of selected senior officers of the Bank who are charged with managing the assets and liabilities of the Bank. The asset/liability committee manages asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The asset/liability committee directs the Bank's overall acquisition and allocation of funds. At its quarterly meetings, the asset/liability committee reviews and discusses peer group comparisons, the ratio of rate-sensitive assets to rate-sensitive liabilities, the ratio of allowance for loan losses to outstanding and nonperforming loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

INVESTMENT POLICY

    The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The policy is reviewed at least annually by the Bank's Board of Directors. The Board of Directors is provided monthly information recapping purchases and sales with the resulting gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories. The investment committee, which includes two outside directors, approves all purchases or sales amounting to more than 10.0% of the aggregate portfolio book value.

    The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of federal funds amounts to a short-term loan from the Bank to another bank.

    Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Bank to be a member of, and to conduct business with, such institutions. Dividends on such investments are determined by the institutions and are payable semi-annually or quarterly.

COMPETITION

    Within the Jacksonville, Gainesville and Core Markets, there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial institutions.

    In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") has removed substantially all state barriers to the acquisition of banks by out-of-state bank holding companies. In addition, certain out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions and commercial banks. Florida banks and bank holding companies also may enter the Jacksonville, Gainesville and Core Markets by acquiring a financial institution, by establishing de novo branches or by forming de novo banks within the market.

    Competition for deposit and loan business in the Jacksonville, Gainesville, and Core Markets will continue to be intense because of existing competitors, the accelerating pace of product deregulation and the likelihood of expansion into the Jacksonville, Gainesville and Core Markets by other institutions. To compete, the Bank relies on specialized services, responsive handling of customer needs, customer contact by Bank officers, directors and staff, and the appeal of a locally-owned, relationship-driven institution.

HISTORICAL GROWTH

    The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") in Suwannee County, Florida, and in November 1992 acquired an Anchor Savings Bank ("Anchor") office in Macclenny, Baker County, Florida. In 1990, the Bank opened its first de novo branch in Fort White, Columbia County, Florida. In 1993, the Bank acquired additional banking offices in Lake City and Live Oak from Anchor. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke, Bradford County, Florida. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Union County, Florida, and two of which are in Alachua County, Florida. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, which is located in Lake City.

EMPLOYEES

    As of December 31, 1998, the Bank had 149 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

                           SUPERVISION AND REGULATION

GENERAL

    As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Federal Reserve Board under the BHC Act. The Bank is organized as a national banking association, which is subject to regulation, supervision and examination by the Comptroller. The Bank is also subject to regulation by the FDIC and other federal regulatory agencies. In addition, the Company and the Bank are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and the Bank and their ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

    The activities of the Company and the Bank are limited to banking, managing or controlling banks, or any other activity which the Federal Reserve Board determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or the Bank can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, the Company would be required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company or any bank which is not already majority-owned by the Company.

    Pursuant to the Interstate Banking and Branching Act, bank holding companies are able to acquire banks in states other than their respective home states, without regard to the permissibility of such acquisitions under state laws. The transaction would still be subject to any state requirement that the Bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the respective bank holding company, prior to or following the proposed acquisition, controls no more than ten percent (10%) of the total amount of deposits of insured depository institutions in the United States and less than thirty percent (30%) of such deposits in that state (or such lesser or greater amount set by state law).

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

CAPITAL AND OPERATIONAL REQUIREMENTS

    The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1998, were 15.6% and 16.6%, respectively.

    The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 1998 was 9.7%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

DISTRIBUTIONS

    The Company's primary source of funds for cash distributions to its shareholders is dividends received from the Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

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

                                   PROPERTIES

    The Bank currently operates out of eleven branch offices and a non-customer operations center. All branches, except the two Gainesville branches, have ATMs. The Company owns the following properties:

                               COMPANY PROPERTIES

                                                                                    APPROXIMATE     YEAR ESTABLISHED/
OFFICE LOCATION                                                                   SQUARE FOOTAGE        ACQUIRED
--------------------------------------------------------------------------------  ---------------  -------------------
LAKE CITY (COLUMBIA)
  201 North Marion Street(1)....................................................        22,000               1986
  145 West Baya Avenue..........................................................        10,100               1993
  4420 U.S. 90 West.............................................................         2,870               1997
  1 CNB Place, East U.S. 90(2)..................................................         7,000               1996

LIVE OAK (SUWANNEE)
  205 White Avenue, S.E.........................................................         6,000               1988
  1562 South Ohio Avenue........................................................         2,000               1993

FORT WHITE (COLUMBIA)
  Highway 27....................................................................         2,200               1990

MACCLENNEY (BAKER)
  595 South Sixth Street........................................................         4,800               1992

STARKE (BRADFORD)
  606 West Madison Street.......................................................         8,000               1994

GAINESVILLE (ALACHUA)
  5027 Northwest 34th Street....................................................         2,000               1996
  11411 North State Road 121....................................................         4,500               1996

LAKE BUTLER (UNION)
  300 West Main Street..........................................................         6,750               1996

------------------------

(1) Main office.

(2) Houses the operations center including bookkeeping, proof and accounting.

                               LEGAL PROCEEDINGS

    Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

K. C. Trowell                60  Mr. Trowell is Chairman and Chief Executive Officer of the Company
                                 and the Bank. He was elected to the Board of Directors in 1987 and serves as Chairman of the Executive Committee of the Board of
                                 Directors of the Company and the Bank. Mr. Trowell also serves on the Investment and Marketing Committees of the Bank's Board of
                                 Directors. He has served as the Chairman and Chief Executive
                                 Officer of the Company since its inception in 1987. Mr. Trowell is a Lake City, Florida, native and has been actively involved in commercial banking management in North Florida for over
                                 twenty-five years. He has also held management positions with
                                 NationsBank of Lake City (and its predecessors), American Bank of
                                 Jacksonville, and Barnett Banks, Inc. in Jacksonville. He is a
                                 former Chairman of the Board of Trustees of Florida Bankers
                                 Insurance Trust. He is a past director of Community Bankers of
                                 Florida, past director of the Columbia County Committee of 100, past director of North Central Florida Areawide Development
                                 Company, and a former board member and chairman of both Lake City
                                 Medical Center and Columbia County Industrial Development
                                 Authority.

G. Thomas Frankland          52  Mr. Frankland is the Executive Vice President and Chief Financial
                                 Officer of the Company and the Bank. Mr. Frankland served as Vice
                                 President and Chief Financial Officer of AirNet Communications
                                 Corporation in Melbourne, Florida, from March 1998 until he joined the Company in November 1998. From May 1994 until August 1996, Mr.
                                 Frankland was Vice Chairman and Chief Financial Officer of Ideon
                                 Group, Inc. ("Ideon"). Following the acquisition of Ideon by CUC
                                 International, Inc. ("CUC"), in August 1996, Mr. Frankland
                                 continued in a consulting capacity with CUC through December 1997.
                                 Prior to May 1994, Mr. Frankland was a partner with Price
                                 Waterhouse LLP. During his 24 years with Price Waterhouse LLP, including the seven years he served as managing partner of the
                                 Jacksonville office, he specialized primarily in the financial services industry. He currently serves on the Board of Directors of the University of Florida Foundation, the Warrington College of
                                 Business Advisory Council and the Fisher School of Accounting
                                 Steering Committee.

Bennett Brown                52  Mr. Brown is the Executive Vice President of the Company and is
                                 the President and Chief Operating Officer of the Bank. Mr. Brown
                                 will join the Company in April 1999. Mr. Brown's background includes leading the formation of Enterprise National Bank of
                                 Jacksonville as President and Chief Executive Officer in 1987,
                                 which was subsequently acquired by Compass Bancshares in early
                                 1997. He has been City President of Compass Bank since that time.
                                 Prior to forming Enterprise Bank, Mr. Brown was with Florida
                                 National Bank for 10 years. Mr. Brown is a graduate of the
                                 University of South Carolina with a major in Banking and Finance.
                                 He currently is a board member of the Downtown Jacksonville Rotary
                                 Club, and a member of the Board of Trustees for Wolfson Children's
                                 Hospital, Jacksonville, Florida.

Joyce A. Bruner              46  Ms. Bruner has served, since the opening of the Bank in 1986, as
                                 Vice President, Cashier, Senior Operations Officer, Senior Vice
                                 President and Senior Administrative Officer, and most recently,
                                 Executive Vice President. She also serves as Secretary of the
                                 Company. Prior to joining the Bank

                                 during its organizational phase, Ms. Bruner served as Operations
                                 Officer for NationsBank of Lake City (and its predecessors) for a period of three years where she had responsibility for branch operations. Ms. Bruner has 22 years of banking experience.

Martha S. Williams           48  Ms. Williams has served as Senior Vice President and Cashier of the Bank since July, 1997. From 1991 through 1997, Ms. Williams was Vice President and Cashier of the Bank. From 1988 through
                                 1991, Ms. Williams was Cashier for Citizens Bank of Live Oak,
                                 which merged into the Bank in November 1992. From 1986 to 1988,
                                 Ms. Williams served as Assistant Cashier for the Bank and prior to
                                 1986 held management positions with NationsBank of Live Oak (and its predecessors). Ms. Williams is a life-long resident of Live
                                 Oak, Florida and has over 31 years of banking experience. She is a member of the Altrusa Club and the Chamber of Commerce. In addition, Ms. Williams volunteers for Hospice of North Florida.

Lloyd D. Adams               51  Mr. Adams serves as the Central Division President of the Bank.
                                 Prior to joining the Company in May 1998, Mr. Adams served as the
                                 Executive Vice President/Senior Corporate Banker for Barnett Bank,
                                 North Central Florida from November 1996 until January 1998. He served as Senior Credit Policy Officer with Barnett from 1992 through 1996. Mr. Adams has a strong background in retail and business banking and credit policy, from both a small community bank and large corporate bank perspective. He has been in the banking industry for twenty-four years.

Robert E. Cameron            54  Mr. Cameron serves as the Southern Division President of the Bank.
                                 Prior to joining the Company in April 1998, Mr. Cameron was a
                                 Senior Vice President of Barnett Bank of Alachua County. He also was a member of the Board of Directors of United Gainesville
                                 Community Development Board. He has worked in the banking industry for thirty years.

John D. Kennedy              42  Mr. Kennedy has served as the Eastern Division President of the
                                 Bank since August 1998. From 1996 through 1998, Mr. Kennedy was the President of the Bank's Macclenny branch. From October 1973 until August 1996 he was with The Citizens Bank of Macclenny, where he served as President since January 1987. He is also a member of the Board of Directors of Baker County Hospital
                                 Authority, Baker County Council on Aging and Baker County Tip-Off
                                 Club. Mr. Kennedy has twenty-five years of banking experience.

Suzanne M. Norris            34  Ms. Norris has served as Senior Vice President and Senior Credit
                                 Administrator since July, 1997. Ms. Norris came to the Bank in
                                 September, 1996 with 11 years of banking experience, working in various management and lending positions with NationsBank in St.
                                 Petersburg, Tampa and Lake City, including acting as Vice
                                 President of the Lake City offices from April, 1993 to June, 1995, and as commercial market manager/senior banking executive from
                                 June, 1995 to September, 1996. Ms. Norris, a graduate of the
                                 University of Florida, earned a Bachelor of Science degree, with a double major in Finance and Management. Ms. Norris has been active in the community, having recently served as the President of the
                                 Lake City/ Columbia County Chamber of Commerce. She serves on the
                                 Board of Trustees for Lake City Community College, the Board of
                                 Directors for the

                                 United Way of Suwannee Valley and Epiphany Catholic School and is
                                 a member of Altrusa.

Thomas R. Andrews            53  Mr. Andrews was elected to the Board of Directors of the Company in March 1994 and serves on the Compensation and Audit Committees of the Company's Board of Directors. Mr. Andrews previously served as Chairman of the Board of Directors for the former Bradford
                                 Bankshares, Inc. He is the owner of Belco Enterprises, a
                                 commercial real estate company. Mr. Andrews is a member of the
                                 Children's Home Society Foundation of Florida.

Audrey S. Bullard            56  Ms. Bullard was elected to the Board of Directors of the Company in 1987 and serves on the Executive and Compensation Committees of the Company's Board of Directors, and on the Investment,
                                 Marketing, Audit and Executive Committees of the Board of
                                 Directors of CNB National Bank (the "Bank"). Ms. Bullard is a
                                 long-time resident of Lake City and is a native of the Northeast
                                 Florida area. A practicing certified public accountant, Ms.
                                 Bullard is an officer and part owner of Bullard Development Co.
                                 and A&R of Lake City, as well as several partnerships and land development firms. Ms. Bullard has been active in numerous civic and service organizations, including the Chamber of Commerce, the
                                 Lake Shore Hospital, the Advent Christian Advisory Board, the
                                 Columbia County Public School Foundation, the Lake City/Columbia
                                 County Beautification Board, the North Florida Advisor Council and
                                 the Board of Santa Fe Health Care, Inc.

Raymon Land, Sr.             60  Mr. Land was elected to the Board of Directors of the Company in
                                 August 1988 and serves on the Audit Committee of the Company's
                                 Board of Directors and on the Marketing Committee of the Bank's
                                 Board of Directors. He has served in the past as President of the
                                 National Watermelon Association. He has been in the watermelon producing business for 38 years. Mr. Land is also presently
                                 President of Land Truck Brokers, Inc., and serves as a Director of
                                 Melon Pac, Inc. In addition, Mr. Land serves on various committees in an advisory capacity which serve as liaison between the
                                 Department of Agriculture and the produce industry. Mr. Land is also a member of several horse associations and is a real estate salesman for Land Brokerage Realty.

Marvin H. Pritchett          65  Mr. Pritchett was elected to the Board of Directors of the Company in 1988 and serves on the Executive and Compensation Committees of the Company's Board of Directors and on the Executive and Audit
                                 Committees of the Bank's Board of Directors. Mr. Pritchett resides in Lake Butler, Florida where he is a self-employed business owner and investor. Since 1981, he has owned Pritchett Trucking, Inc., a trucking and hauling firm, of which he also serves as Chief
                                 Executive Officer, and Pritchett, Inc., a timber firm. He is also in the business of hauling and selling rock materials through his companies, Bulldog Truck Line, Inc. and GP Materials, Inc., and is
                                 owner of the MH Pritchett Farm in Lake Butler, a cattle operation.
                                 Mr. Pritchett is also Chief Executive Officer of Pritchett
                                 Investment Group which owns Mack Truck dealerships in
                                 Jacksonville, Tampa and Orlando, Florida, as well as Lake City
                                 Mack and Volvo in Lake City and Tampa Volvo in Tampa, Florida.

William Streicher            63  Mr. Streicher was elected to the Board of Directors of the Company in 1990 and serves on the Audit and Compensation Committees of the
                                 Company's Board of Directors and on the Investment Committee of
                                 the Bank's Board of Directors. He has owned and operated several
                                 McDonald's restaurant franchises in the Company's primary service area and also has served on the Board of Ronald McDonald House
                                 Charities at Shands Hospital in Gainesville, Florida for over ten years. He is past chairman and a past board member of the Lake
                                 City Community College Foundation, a past member of the Lake City
                                 Rotary Club, past Vice President of McDonald's Owner/ Operator
                                 Advertising Co-Operative, past board member of the Lake City
                                 Medical Center and a past representative to the McDonald's
                                 Advertising Advisory Board of the State of Florida.

                                    PART II
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

    The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 19, 1999, there were 6,106,770 shares of Common Stock issued and outstanding to 582 holders of record, and 184,500 shares subject to currently exercisable options. As of January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25. Proceeds from the offering net of underwriting discount and expenses approximated $11.4 million. There is no trading information for any prior years, since there was not an established market for the Company's common stock.

    Shareholders' equity at December 31, 1998 was $30.9 million, as compared to $29.0 million at December 31, 1997. On July 15, 1998, the Company declared a two-for-one stock split for shareholders of record on August 10, 1998, effective August 17, 1998.

    Company dividends for 1998 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share outstanding on February 5, May 5, August 5 and November 5, 1998. Payment was made to 4,856,770 holders of record on January 25, April 25, July 25 and October 25, 1998. The $0.20 total dividend paid in 1998 reflects an increase of 42.9% compared to $0.14 total paid in 1997 ($0.03 per common share outstanding on February 5 and May 5, and $0.04 on August 5 and November 5, to 3,875,810 holders of record on January 25 and April 25 and 4,844,770 on July 25 and October 25, 1997, respectively).

    The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Common Stock. The Bank may also issue additional capital stock or incur indebtedness. Futhermore, the regulations of the Comptroller, regulatory capital levels and the net income of the Bank determine its ability to pay dividends or make other capital distributions.

                            CNB INC. AND SUBSIDIARY

                        SELECTED YEAR-END FINANCIAL DATA

                                                                1998       1997     CHANGE     1996       1995       1994
                                                              ---------  ---------  ------   ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION)
SUMMARY OF OPERATIONS:
Interest Income.............................................  $  21,119  $  19,420      9%   $  15,090  $  12,745  $  10,303
Interest Expense............................................     (9,417)    (8,663)     9%      (6,612)    (5,966)    (4,632)
                                                              ---------  ---------  ------   ---------  ---------  ---------
Net Interest Income.........................................     11,702     10,757      9%       8,478      6,779      5,671
Provision for Loan Loss.....................................       (710)      (440)    61%        (335)      (230)      (125)
                                                              ---------  ---------  ------   ---------  ---------  ---------
Net Interest Income After Provision for Loan Losses.........     10,992     10,317      7%       8,143      6,549      5,546
Non-Interest Income.........................................      2,392      2,153     11%       1,777      1,478      1,330
Non-Interest Expense........................................     (9,298)    (7,914)    17%      (6,360)    (5,172)    (4,819)
                                                              ---------  ---------  ------   ---------  ---------  ---------
Income Before Taxes.........................................      4,086      4,556    (10)%      3,560      2,855      2,057
Income Taxes................................................     (1,407)    (1,581)   (11)%     (1,247)    (1,014)      (731)
                                                              ---------  ---------  ------   ---------  ---------  ---------
Net Income..................................................  $   2,679  $   2,975    (10)%  $   2,313  $   1,841  $   1,326
                                                              ---------  ---------  ------   ---------  ---------  ---------
                                                              ---------  ---------  ------   ---------  ---------  ---------

PER COMMON SHARE:(1)
Basic Earnings..............................................  $    0.55  $    0.69    (20)%  $    0.67  $    0.56  $    0.43
Diluted Earnings............................................       0.55       0.68    (19)%       0.65       0.55       0.43
Book Value..................................................       6.36       5.98      6%        5.08       4.50       3.94
Dividends...................................................       0.20       0.14     43%        0.11       0.09       0.04
Actual Shares Outstanding...................................  4,856,770  4,856,770     --    3,875,810  3,279,466  3,279,466
Weighted Average Shares Outstanding.........................  4,856,770  4,327,534     12%   3,478,248  3,279,466  3,088,114
Diluted Weighted Average Shares Outstanding.................  4,897,922  4,406,616     11%   3,547,390  3,338,674  3,136,744

KEY RATIOS:
Return on Average Assets....................................       0.93%      1.14%   (18)%       1.14%      1.06%      0.81%
Return on Average Shareholders' Equity......................       8.92%     12.38%   (28)%      13.88%     13.24%     11.28%
Dividend Payout.............................................      36.36%     20.29%    79%       16.54%     16.07%      8.70%
Efficiency Ratio............................................      65.97%     61.30%     8%       62.02%     62.64%     68.83%
Total Risk-Based Capital Ratio..............................      16.62%     18.67%   (11)%      13.58%     14.90%     15.30%
Average Shareholders' Equity to Average Assets..............      10.43%      9.22%    13%        8.24%      7.99%      7.18%
Tier 1 Capital to Total Assets/Leverage Ratio...............       9.70%     10.20%    (5)%       7.25%      7.87%      7.56%

FINANCIAL CONDITION AT YEAR END:
Assets......................................................  $ 311,565  $ 273,331     14%   $ 254,945  $ 176,733  $ 168,512
Total Loans, Net............................................    185,140    158,154     17%     147,428    101,403     85,220
Total Deposits..............................................    265,109    231,444     15%     226,824    159,003    152,612
Shareholders' Equity........................................     30,896     29,025      6%      19,669     14,754     12,927

OTHER DATA:(2)
Shareholders of Record......................................        582        540      8%         529        525        540
Banking Locations...........................................         11         11     --           10          7          7
Full-Time Equivalent Employees..............................        149        144      3%         134         95         87

------------------------------

(1) Per share data reflects the two-for-one stock split effective August 17, 1999.

(2) As of March 19, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The following analysis reviews important factors affecting the financial condition and results of operations of CNB, Inc. for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. This discussion should facilitate a better understanding of the major factors and trends which affect the Company's financial condition and earnings performance, and how the Company's performance during 1998 compares with prior years. Throughout this section, CNB, Inc. and its subsidiary, CNB National Bank are referred to as "CNB", "the Company", or "the Bank."

    On July 15, 1998, the Company declared a 2-for-1 stock split for shareholders of record on August 10, 1998, effective August 17, 1998. The Company's financial statements, charts and other information have been restated to reflect the 2-for-1 stock split.

    Subsequent to the 1998 year end, CNB, Inc. completed its initial public offering and its common stock began trading on the NASDAQ National Market under the symbol "CNBB" on January 29, 1999. At December 31, 1998, the Company had total assets of $311.6 million, loans of $187.0 million and deposits of $265.1 million, reflecting an increase over year-end 1997 amounts of 14.0%, 17.1% and 14.5%, respectively.

    Liquidity and capital ratios remain well within regulatory limits. Total non-performing assets increased by $505,000 to $2.0 million in 1998 from $1.5 million in 1997, an increase of 33.2%. Non-performing assets as a percentage of total assets increased to 0.65% in 1998 from 0.56% in 1997. The increase in non-accrual loans since year-end 1997 was attributable to one loan relationship totaling approximately $414,000 that is in the process of collection. Other real estate owned increased by $293,000, which is largely due to one commercial real estate loan. Non-performing assets are further discussed in the section titled Loan Quality.

    Cash dividends increased to $0.20 from $0.14 per share, an increase of 42.9% compared to 1997. This represented an earnings per share payout of 36.4%.

RESULTS OF OPERATIONS

    The Company's earnings for 1998 were $2.7 million or $0.55 per basic share. This compares to $3.0 million or $0.69 per basic share and $2.3 million or $0.67 per basic share in 1997 and 1996, respectively. Management attributed the decline in 1998 earnings to increased personnel expense, primarily related to expansion plans, and to an increased provision for loan losses, reflecting a decision to maintain the allowance for loan losses at approximately 1.00% of loans at December 31, 1998, compared to 0.94% at year-end 1997. Per share earnings for 1998 were also adversely affected by the stock sale in July 1997, which resulted in an increase in the weighted average shares outstanding from 4,327,534 for 1997 to 4,856,770 for 1998, an increase of 12.2%.

    NET INTEREST INCOME/MARGINS

    Net interest income is the single largest source of revenue of the Company and is equal to interest and fee income generated by earning assets less interest expense.

    Net interest income for year-end 1998 increased $945,000 or 8.8%. Total average assets grew by 10.5%, as the Company's ratio of average earning assets to total average assets increased slightly to 91.7% from 91.4% in 1997 and 1996. Average loans grew from $155.2 million in 1997 to $171.0 million in 1998. The increase in net interest income for 1998 is primarily the result of loan income growth of $1.3 million, investment income of $364,000, offset by an increase in interest expense on deposits of $796,000 and a decrease in borrowings of $42,000. This follows an increase of $2.3 million or 26.9% from 1996 to 1997 in net interest income. The 1997 total average loan portfolio, which is the largest and highest yielding component, of net interest income, increased $37.7 million, to $155.2 million from $117.5 million or 32.1% from 1996. The large increase from 1996 to 1997 is mainly attributable to internal loan growth, plus the impact from the Riherd Bank Holding Company acquisition occurring late in the third quarter of 1996.

    Net interest margins decreased to 4.43% in 1998, from 4.52% in 1997 and 4.59% in 1996. The average rate on earning assets in 1998 decreased 16 basis points to 7.99%, while the average rate on interest-bearing liabilities remained the same at 4.25% for 1998 and 1997. The average rate on earning assets decreased one basis point to 8.15% in 1997 from 1996, while the average rate on interest bearing liabilities climbed twelve basis points to 4.25% in 1997 from 1996. With increasing competition and pricing pressures for both assets and liabilities, margin increases will be both a focus and a challenge for management in 1999. Table 1: "Average Balances--Yields and Rates", below, indicates the Company's average volume of interest earning assets and interest bearing liabilities for 1998, 1997 and 1996. Table 1a: "Analysis of Changes in Interest Income and Expense" shows the changes in net interest income by category due to shifts in volumes and rates for years presented.

                  TABLE 1: AVERAGE BALANCES--YIELDS AND RATES

                                           DECEMBER 31, 1998                    DECEMBER 31, 1997             DECEMBER 31, 1996
                                  -----------------------------------  -----------------------------------  ----------------------
                                              INTEREST                             INTEREST                             INTEREST
                                   AVERAGE    INCOME OR     AVERAGE     AVERAGE    INCOME OR     AVERAGE     AVERAGE    INCOME OR
                                   BALANCE     EXPENSE       RATE       BALANCE     EXPENSE       RATE       BALANCE     EXPENSE
                                  ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold............  $  32,583   $   1,701         5.22%  $  13,480   $     720         5.34%  $  11,781   $     613
  Investment Securities
    Available for Sale..........     47,675       2,867         6.01      58,442       3,560         6.09      43,180       2,615
  Investment Securities Held to
    Maturity....................      6,519         326         5.00       9,160         490         5.35      12,135         654
  Loans(1)......................    171,048      15,877         9.28     155,168      14,542         9.37     117,450      11,188
  Interest Bearing Deposits.....      6,494         348         5.36       1,946         108         5.55         352          20
                                  ---------  -----------         ---   ---------  -----------         ---   ---------  -----------
TOTAL EARNING ASSETS............    264,319      21,119         7.99     238,196      19,420         8.15     184,898      15,090
  All Other Assets..............     23,774                               22,508                               17,434
                                  ---------                            ---------                            ---------
TOTAL ASSETS....................  $ 288,093                            $ 260,704                            $ 202,332
                                  ---------                            ---------                            ---------
                                  ---------                            ---------                            ---------

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
  NOW & Money Markets...........  $  68,950       1,682         2.44%  $  62,465       1,555         2.49%  $  50,945       1,330
  Savings.......................     16,379         312         1.90      15,146         296         1.95      13,466         277
  Time Deposits.................    129,157       7,057         5.46     119,545       6,404         5.36      93,481       4,847
  Short Term Borrowings.........      7,233         359         4.96       4,738         239         5.04         520          25
  Notes Payable & Debentures....         85           7         8.00       2,100         169         8.05       1,511         133
                                  ---------  -----------         ---   ---------  -----------         ---   ---------  -----------
TOTAL INTEREST BEARING
  LIABILITIES...................    221,804       9,417         4.25     203,994       8,663         4.25     159,923       6,612
  Demand Deposits...............     33,161                               30,246                               23,701
  Other Liabilities.............      3,086                                2,434                                2,041
  Shareholders' Equity..........     30,042                               24,030                               16,667
                                  ---------                            ---------                            ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........  $ 288,093                            $ 260,704                            $ 202,332
                                  ---------                            ---------                            ---------
                                  ---------                            ---------                            ---------
                                                                 ---                                  ---
INTEREST SPREAD(2)..............                                3.74%                                3.90%
                                                                 ---                                  ---
                                                                 ---                                  ---
                                             -----------                          -----------                          -----------
NET INTEREST INCOME.............              $  11,702                            $  10,757                            $   8,478
                                             -----------                          -----------                          -----------
                                             -----------                          -----------                          -----------
NET INTEREST MARGIN(3)..........                                4.43%                                4.52%
                                                                 ---                                  ---
                                                                 ---                                  ---


                                    AVERAGE
                                     RATE
                                  -----------

ASSETS:
  Federal Funds Sold............        5.20%
  Investment Securities
    Available for Sale..........        6.06
  Investment Securities Held to
    Maturity....................        5.39
  Loans(1)......................        9.53
  Interest Bearing Deposits.....        5.68
                                         ---
TOTAL EARNING ASSETS............        8.16
  All Other Assets..............

TOTAL ASSETS....................

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
  NOW & Money Markets...........        2.61%
  Savings.......................        2.06
  Time Deposits.................        5.19
  Short Term Borrowings.........        4.81
  Notes Payable & Debentures....        8.80
                                         ---
TOTAL INTEREST BEARING
  LIABILITIES...................        4.13
  Demand Deposits...............
  Other Liabilities.............
  Shareholders' Equity..........

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........

                                         ---
INTEREST SPREAD(2)..............        4.03%
                                         ---
                                         ---

NET INTEREST INCOME.............

NET INTEREST MARGIN(3)..........        4.59%
                                         ---
                                         ---

------------------------------

(1) Interest income on average loans includes loan fee recognition of $572,000, $531,000 and $410,000 in 1998, 1997 and 1996 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

                                                             NET CHANGE DECEMBER 31,                NET CHANGE DECEMBER 31,
                                                           1997-1998 ATTRIBUTABLE TO:             1996-1997 ATTRIBUTABLE TO:
                                                      -------------------------------------  -------------------------------------
                                                                                    NET                                    NET
                                                       VOLUME(1)     RATE(2)      CHANGE      VOLUME(1)     RATE(2)      CHANGE
                                                      -----------  -----------  -----------  -----------  -----------  -----------
                                                                                      (THOUSANDS)
INTEREST INCOME:
  Federal Funds Sold................................   $   1,020    $     (39)   $     981    $      88    $      19    $     107
  Investment Securities Available for Sale..........        (656)         (37)        (693)         926           19          945
  Investment Securities Held to Maturity............        (141)         (23)        (164)        (160)          (4)        (164)
  Loans.............................................       1,488         (153)       1,335        3,600         (246)       3,354
  Interest Bearing Deposits.........................         253          (13)         240           90           (2)          88
                                                      -----------       -----   -----------  -----------       -----   -----------
    Total...........................................       1,964         (265)       1,699        4,544         (214)       4,330

INTEREST EXPENSE:
  NOW & Money Markets...............................         161          (34)         127          300          (75)         225
  Savings...........................................          24           (8)          16           35          (16)          19
  Time Deposits.....................................         515          138          653        1,357          200        1,557
  Short Term Borrowings.............................         124           (4)         120          213            1          214
  Notes Payable & Debentures........................        (162)          --         (162)          52          (16)          36
                                                      -----------       -----   -----------  -----------       -----   -----------
    Total...........................................         662           92          754        1,957           94        2,051
                                                      -----------       -----   -----------  -----------       -----   -----------
      Net Interest Income...........................   $   1,302    $    (357)   $     945    $   2,587    $    (308)   $   2,279
                                                      -----------       -----   -----------  -----------       -----   -----------
                                                      -----------       -----   -----------  -----------       -----   -----------

------------------------------

(1) The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.

(2) The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

    NON-INTEREST INCOME

    Non-interest income increased $239,000 or 11.1% in 1998, compared with $376,000 or 21.2% in 1997. Components affecting non-interest income are discussed below.

    Service charges on deposit accounts increased $77,000 or 4.4% in 1998, compared to an increase of 23.4% in 1997. The increase in 1998 was primarily due to service charges on transaction accounts. The increase in 1997 was substantially the result of increased assets and deposits associated with the Riherd Bank Holding Company merger occurring late in the third quarter of 1996. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees had an increase of $162,000 or 38.7% in 1998 and $47,000 or 12.6% in 1997. The main contributing factors for the increase in 1998 were credit life insurance fees and mortgage servicing fees collected from the mortgage loans sold to secondary markets.

    Non-interest income as a percent of average assets was 0.83% in 1998 and 1997 compared to 0.88% in 1996.

    NON-INTEREST EXPENSE

    Non-interest expense increased by $1.4 million, or 17.5%, for the year ended 1998, as compared to $1.6 million, or 24.4% and $1.2 million, or 23.0% in 1997 and 1996, respectively. At the end of 1998, non-interest expenses as a percentage of average assets increased to 3.2%, as compared to 3.0% and 3.1% for 1997 and 1996, respectively. Salaries and employee benefits have increased $859,000 from 1997 compared to $843,000 from 1996. The increase from 1997 to 1998 was due mainly to the implementation of the Company's business plan to support an expansion into the Jacksonville and Gainesville markets. The plan involved hiring a Bank President, three Division Presidents, a Chief Financial Officer and several other key positions. The increase from 1996 to 1997 is primarily attributable to expenses associated with the acquisition of Riherd Bank Holding Company, which expenses were included for the full year of 1997 as compared to only four months in 1996. Also adding to the increase were the salary expenses associated with the West 90 Office opening in August 1997 and several key positions that were filled late in the fourth quarter of 1997. As a percent of average assets, salaries and employee benefits have increased to 1.67% in 1998 compared to 1.52% in 1997 and 1.54% in 1996.

    Occupancy expense increased to $1.6 million in 1998 compared to $1.4 million in 1997 and $1.0 million in 1996. The increase of $205,000 or 14.8% in occupancy expense from 1997 to 1998 was largely due to expenses associated with the West 90 Office opening in August 1997, additional depreciation expense on buildings and equipment and also the purchase of maintenance contracts associated with the customer statement imaging equipment. The increase of $410,000 or 42.0% in occupancy expense from 1996 to 1997 is attributable to increased buildings, furniture and equipment resulting from the Riherd acquisition, which occurred late in the third quarter of 1996, which added approximately $215,000 to the occupancy expenses in 1997. Also contributing to the increase was the opening of an operations center, which houses the Company's item processing and check imaging systems, late in the fourth quarter of 1996, and the opening of the West 90 Office in the third quarter of 1997.

    Other operating expenses increased $320,000, or 12.5% in 1998. One of the main contributing factors was an increase in telephone expense, which resulted from the installation of a new toll free telephone banking system in April 1997 allowing customers access to their accounts 24 hours a day, seven days a week. Also contributing to the increase was employee educational expense, legal and professional fees, postage and courier service. In April 1998 the Company began compensating the Directors for attendance at Board and Committee meetings. These fees totaled approximately $36,000 for 1998. Since the Company was formed in 1987, this is the first compensation the Directors have received for their advisory roles. Other operating expenses for 1997 increased $301,000, or 13.3%, from 1996. The increase is mainly attributable to a 74.2% increase in data processing costs, or $221,000, resulting when the Company renewed, at prevailing market rates, a data processing service contract that expired in late 1996. Furthermore contributing to the increase were operating expenses relating to the additional offices as well as imaging supplies.

    The following table details the areas of significant in other operating expenses.

                       TABLE 2: OTHER OPERATING EXPENSES
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Data processing..................................................  $     540  $     519  $     298
Postage and delivery.............................................        377        336        219
Telephone........................................................        271        185        105
Supplies.........................................................        244        231        133
Advertising and promotion........................................        239        257        237
Legal and professional...........................................        225        158        134
Amortization of intangible assets................................        190        202        158
Regulatory fees..................................................        134        119        176
Loan expenses....................................................        133        135        120
Administrative...................................................        123        103         92
Other............................................................        411        322        267
                                                                   ---------  ---------  ---------
  Total other operating expenses.................................  $   2,887  $   2,567  $   1,939
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

INCOME TAXES

    The effective tax rate for the year ended December 31, 1998 was 34.4%, compared to 34.7% for 1997 and 35.0% for 1996. The consolidated provision for income taxes decreased to $1.4 million in 1998, compared to $1.6 million in 1997 and $1.2 million in 1996. Tax-exempt investment income had a positive impact on the effective tax rate of 2.9%, 2.3% and 2.4% in 1998, 1997 and 1996, respectively.

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

    In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 1998, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 should not necessarily be considered to apply at subsequent dates.

                       TABLE 3: RATE SENSITIVITY ANALYSIS
                               DECEMBER 31, 1998

                                                                                                                   FAIR
                                     1 YEAR     2 YEARS    3 YEARS    4 YEARS    5 YEARS    BEYOND      TOTAL      VALUE
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans
  Fixed Rate Loans................  $   8,451  $   9,127  $  12,543  $  11,827  $  18,556  $  32,501  $  93,005  $  93,645
    Average Interest Rate.........       9.13%     10.02%      9.35%      9.08%      8.85%      8.84%      9.08%
  Variable Rate Loans.............      9,363      6,589      7,173      4,078      3,576     63,231     94,010     94,010
    Average Interest Rate.........       8.76%      9.33%      8.21%      8.79%      8.24%      8.32%      8.44%
Investment Securities(1)
  Fixed Rate Investments..........     38,539      5,489      7,590      3,090        178      2,773     57,659     58,231
    Average Interest Rate.........       5.23%      5.60%      6.50%      6.81%      7.10%      5.72%      5.55%
  Variable Rate Investments.......         --         --         --         --         --      2,510      2,510      2,525
    Average Interest Rate.........                                                              6.04%      6.04%
Federal Funds Sold................     25,250         --         --         --         --         --     25,250     25,250
    Average Interest Rate.........       4.64%                                                             4.64%
Other Earning Assets(2)...........     12,449         --         --         --         --         --     12,449     12,449
    Average Interest Rate.........       5.49%                                                             5.49%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
TOTAL INTEREST-EARNING ASSETS.....  $  94,052  $  21,205  $  27,306  $  18,995  $  22,310  $ 101,015  $ 284,883  $ 286,110
    AVERAGE INTEREST RATE.........       5.81%      8.66%      8.26%      8.65%      8.74%      8.36%      7.58%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

INTEREST-BEARING LIABILITIES:
NOW...............................  $  14,747  $      --  $      --  $      --  $      --  $  34,411  $  49,158  $  49,158
    Average Interest Rate.........       1.25%                                                  1.25%      1.25%
Money Market......................     24,659         --         --         --         --      2,307     26,966     26,966
    Average Interest Rate.........       3.48%                                                  1.49%      3.31%
Savings...........................      4,911         --         --         --         --     11,460     16,371     16,371
    Average Interest Rate.........       1.59%                                                  1.59%      1.59%
CD's $100,000 and Over............     31,149      8,095      1,352        948         --         --     41,544     41,306
    Average Interest Rate.........       5.54%      6.31%      6.01%      5.82%                            5.71%
CD's Under $100,000...............     77,688     10,288      4,695      2,295        337         66     95,369     94,977
    Average Interest Rate.........       5.09%      5.53%      5.67%      5.56%      5.80%      6.04%      5.18%
Securities Sold Under Repurchase
  Agreements......................     12,570         --         --         --         --         --     12,570     12,570
    Average Interest Rate.........       4.39%                                                             4.39%
Notes Payable.....................         --         --         --         --         --         --         --         --
    Average Interest Rate.........
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
TOTAL INTEREST-BEARING
  LIABILITIES.....................  $ 165,724  $  18,383  $   6,047  $   3,243  $     337  $  48,244  $ 241,978  $ 241,348
    AVERAGE INTEREST RATE.........       4.44%      5.87%      5.75%      5.63%      5.80%      1.35%      3.98%
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

------------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $666,000.

(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

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

    Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale) totaled $96.9 million and represented 39.1% of average total deposits during 1998, compared to $83.3 million and 36.6% for 1997.

    Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; loan sales; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Company's primary demand for liquidity is anticipated fundings under credit commitments to customers.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 85.0% of total average deposits in 1998 and 87.3% in 1997. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.

             TABLE 4: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                               DECEMBER 31, 1998

                                                                                     AMOUNT
                                                                                   -----------
                                                                                   (THOUSANDS)
Three Months or Less.............................................................   $  12,003
Three Through Six Months.........................................................       8,471
Six Through Twelve Months........................................................      10,675
Over Twelve Months...............................................................      10,395
                                                                                   -----------
Total............................................................................   $  41,544
                                                                                   -----------
                                                                                   -----------

LENDING ACTIVITIES

    As of December 31, 1998, the Company had total loans, net of unearned discount, of $187.0 million as compared to $159.6 million at December 31, 1997, an increase of $27.4 million, or 17.1%. Commercial, Financial and Agricultural loans reflected the largest increase of 23.1%. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other interest-earning assets (assuming that loan losses are not excessive.) Average loans for the year ended December 31, 1998 were $171.0 million or 64.7% of earning assets as compared to $155.2 million, or 65.1% of earning assets for December 31, 1997. This represented an average loan to average deposit ratio of 69.1% and 68.2% for 1998 and 1997, respectively. This growth is reflective of the Company's business plan to increase its loan to deposit ratio.

The following table compares the composition of the Company's loan portfolio for the past five years. This loan portfolio composition is expected to stay roughly the same in 1999.

                      TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                                           AS OF DECEMBER 31,
                                                        ---------------------------------------------------------
TYPES OF LOANS                                             1998        1997        1996        1995       1994
------------------------------------------------------  ----------  ----------  ----------  ----------  ---------
                                                                               (THOUSANDS)
Commercial, Financial and Agricultural................  $   85,208  $   69,238  $   68,595  $   48,948  $  37,165
Real Estate--Construction.............................       8,527       3,336       4,029       2,159      1,701
Real Estate--Mortgage.................................      72,357      68,561      56,787      34,912     32,914
Installment and Consumer..............................      20,923      18,514      19,413      16,330     14,267
                                                        ----------  ----------  ----------  ----------  ---------
Total Loans, Net of Unearned Discount.................     187,015     159,649     148,824     102,349     86,047
Less: Allowance for Loan Losses.......................      (1,875)     (1,495)     (1,396)       (946)      (827)
                                                        ----------  ----------  ----------  ----------  ---------
Net Loans.............................................  $  185,140  $  158,154  $  147,428  $  101,403  $  85,220
                                                        ----------  ----------  ----------  ----------  ---------
                                                        ----------  ----------  ----------  ----------  ---------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio December 31, 1998. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                                                                    DECEMBER 31, 1998
                                                                       -------------------------------------------
                                                                         0-12        1-5      OVER 5
                                                                        MONTHS      YEARS      YEARS      TOTAL
                                                                       ---------  ---------  ---------  ----------
                                                                                       (THOUSANDS)
Commercial, Financial & Agricultural.................................  $   5,341  $  44,157  $  35,710  $   85,208
Real Estate--Construction............................................      8,527         --         --       8,527
All Other Loans......................................................      3,946     29,312     60,022      93,280
                                                                       ---------  ---------  ---------  ----------
Total................................................................  $  17,814  $  73,469  $  95,732  $  187,015
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Fixed Interest Rate..................................................  $   8,451  $  52,053  $  32,501  $   93,005
Variable Interest Rate...............................................  $   9,363  $  21,416  $  63,231  $   94,010

LOAN QUALITY

    Total non-performing assets increased by $505,000, or 33.2% to 2.0 million in 1998, from $1.5 million in 1997. Despite the increase, the Company's ratio of non-performing assets to total loans plus other real state owned, is consistent with other peer banking institutions. Non-performing assets as a percentage of total assets increased to 0.65% in 1998 from 0.56% in 1997. Non-accrual loans have increased $348,000 since December 31, 1997. The increase in non-accrual loans is mainly attributable to one loan relationship totaling approximately $414,000 that is in the process of collection. Other real estate owned increased by $293,000, which is largely due to one commercial real estate loan.

                         TABLE 7: NON-PERFORMING ASSETS

                                                                                          AS OF DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1998       1997       1996       1995       1994
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                                              (THOUSANDS)
Non-Accrual Loans......................................................  $   1,393  $   1,045  $      87  $     372  $     645
Past Due Loans 90 Days or More and Still Accruing......................         22        158        229        159        210
Other Real Estate Owned & Repossessions................................        613        320         88        126         62
                                                                         ---------  ---------  ---------  ---------  ---------
  Total Non-Performing Assets..........................................  $   2,028  $   1,523  $     404  $     657  $     917
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------
Percent of Total Assets................................................       0.65%      0.56%      0.16%      0.37%      0.54%
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent to the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on December 31, 1998, was 1.00% of total loans. Table 8: "Allocation of Allowance for Loan Losses," set forth below, indicates the specific reserves allocated by loan type.

                TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                     DECEMBER 31,
                            -----------------------------------------------------------------------------------------------
                                       1998                        1997                        1996                1995
                            --------------------------  --------------------------  --------------------------  -----------
                                          PERCENT OF                  PERCENT OF                  PERCENT OF
                                         LOANS IN EACH               LOANS IN EACH               LOANS IN EACH
                                          CATEGORY TO                 CATEGORY TO                 CATEGORY TO
                              AMOUNT      TOTAL LOANS     AMOUNT      TOTAL LOANS     AMOUNT      TOTAL LOANS     AMOUNT
                            -----------  -------------  -----------  -------------  -----------  -------------  -----------
                                                                (DOLLARS IN THOUSANDS)
Commercial, Financial and
  Agricultural............   $   1,061          45.6%    $     932          43.4%    $     821          46.1%    $     476
Real
  Estate--Construction....           6           4.5%            9           2.1%            5           2.7%            5
Real Estate--Mortgage.....         127          38.7%          163          42.9%          154          38.2%           72
Consumer..................         621          11.2%          391          11.6%          416          13.0%          389
Unallocated...............          60            --            --            --            --            --             4
                            -----------          ---    -----------          ---    -----------          ---         -----
  Total...................   $   1,875           100%    $   1,495           100%    $   1,396           100%    $     946
                            -----------          ---    -----------          ---    -----------          ---         -----
                            -----------          ---    -----------          ---    -----------          ---         -----


                                                      1994
                                           --------------------------
                             PERCENT OF                  PERCENT OF
                            LOANS IN EACH               LOANS IN EACH
                             CATEGORY TO                 CATEGORY TO
                             TOTAL LOANS     AMOUNT      TOTAL LOANS
                            -------------  -----------  -------------

Commercial, Financial and
  Agricultural............         47.8%    $     454          43.2%
Real
  Estate--Construction....          2.1%            3           2.0%
Real Estate--Mortgage.....         34.1%           56          38.2%
Consumer..................         16.0%          275          16.6%
Unallocated...............           --            39            --
                                    ---         -----           ---
  Total...................          100%    $     827           100%
                                    ---         -----           ---
                                    ---         -----           ---

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the years 1998, 1997, 1996, 1995 and 1994.

                 TABLE 9: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Balance at Beginning of Year.........................  $    1,495  $    1,396  $      946  $      827  $      690
Allowance Acquired by Merger.........................          --          --         370          --         169
Loans Charged-Off:
  Commercial, Financial and Agricultural.............         123         160          79          11          38
  Real Estate, Mortgage..............................           3          --           1          --          22
  Consumer...........................................         296         248         203         159         122
                                                       ----------  ----------  ----------  ----------  ----------
    Total Loans Charged-Off..........................        (422)       (408)       (283)       (170)       (182)
Recoveries on Loans Previously Charged-Off:
  Commercial, Financial and Agricultural.............          41          24           7          17           4
  Real Estate Mortgage...............................           7          --           1          --          11
  Consumer...........................................          44          43          20          42          10
                                                       ----------  ----------  ----------  ----------  ----------
    Total Loan Recoveries............................          92          67          28          59          25
                                                       ----------  ----------  ----------  ----------  ----------
      Net Loans Charged-Off..........................        (330)       (341)       (255)       (111)       (157)
                                                       ----------  ----------  ----------  ----------  ----------
Provision for Loan Losses
  Charged to Expense.................................         710         440         335         230         125
                                                       ----------  ----------  ----------  ----------  ----------
Ending Balance.......................................  $    1,875  $    1,495  $    1,396  $      946  $      827
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Total Loans Outstanding..............................  $  187,015  $  159,649  $  148,824  $  102,349  $   86,047
Average Loans Outstanding............................  $  171,048  $  155,168  $  117,450  $   93,454  $   78,817
Allowance for Loan Losses to Loans Outstanding.......        1.00%       0.94%       0.94%       0.92%       0.96%
Net Charge-Offs to Average Loans Outstanding.........        0.19%       0.22%       0.22%       0.12%       0.20%

INVESTMENT PORTFOLIO

    The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The book value of securities was $62.3 million for 1998, an increase of 2.2% from $60.9 million in 1997.

    When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Management generally remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure that a portion of its investment portfolio will mature in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the Company flexibility, and in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The investment securities available-for-sale are carried at fair market value and had an unrealized gain, net of taxes, of approximately $418,000 on December 31, 1998, as compared to $255,000 on December 31, 1997. Unrealized gains or losses are recorded as adjustments to shareholders' equity but are not included in the Company's statement of income.

    The following tables set forth the maturity distribution and the weighted average yields of securities held to maturity and securities available for sale.

          TABLE 10: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES(1)

                                                                                 DECEMBER 31, 1998
                                                               -----------------------------------------------------
                                                                    HELD TO MATURITY          AVAILABLE FOR SALE
                                                               --------------------------  -------------------------
                                                                AMORTIZED     ESTIMATED     AMORTIZED    ESTIMATED
                                                                  COST      MARKET VALUE      COST      MARKET VALUE
                                                               -----------  -------------  -----------  ------------
                                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury:
  One Year or Less...........................................   $      --     $      --     $   8,002    $    8,068
  Over One Through Five Years................................          --            --         9,964        10,358
                                                               -----------       ------    -----------  ------------
Total U.S. Treasury..........................................          --            --        17,966        18,426
U.S. Government Agencies and Corporations:
  One Year or Less...........................................          --            --        30,525        30,536
  Over One Through Five Years................................          --            --         3,000         3,012
  Over Five Through Ten Years................................          --            --            --            --
                                                               -----------       ------    -----------  ------------
Total U.S. Government Agencies and Corporations..............          --            --        33,525        33,548
Obligations of State and Political Subdivisions:
  Over One Through Five Years................................          --            --           873           899
  Over Five Through Ten Years................................          --            --           100           104
  Over Ten Years.............................................          --            --           608           658
                                                               -----------       ------    -----------  ------------
Total Obligations of State and Political Subdivisions........          --            --         1,581         1,661
Mortgage-Backed Securities(2):
  One Year or Less...........................................          --            --            13            13
  Over One Through Five Years................................       2,940         2,944            --            --
  Over Five Through Ten Years................................          --            --         1,610         1,617
  Over Ten Years.............................................          --            --         2,534         2,547
                                                               -----------       ------    -----------  ------------
Total Mortgage-Backed Securities.............................       2,940         2,944         4,157         4,177
Other Securities:
  Over Ten Years(3)..........................................          --            --         1,443         1,525
                                                               -----------       ------    -----------  ------------
Total Other Securities.......................................          --            --         1,443         1,525
                                                               -----------       ------    -----------  ------------
Total Securities.............................................   $   2,940     $   2,944     $  58,672    $   59,337
                                                               -----------       ------    -----------  ------------
                                                               -----------       ------    -----------  ------------

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents investments in mortgage-backed securities which are subject to early repayment.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

            TABLE 10A: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                                                                        DECEMBER 31,
                                                                                                    --------------------
                                                                                                      1998       1997
                                                                                                    ---------  ---------
One Year or Less..................................................................................       5.23%      5.63%
Over One through Five Years.......................................................................       6.26       5.93
Over Five through Ten Years.......................................................................       5.82       6.78
Over Ten Years(1).................................................................................       5.91       6.53

------------------------

(1) Represents adjustable rate, mortgage-backed securities which are repriceable within one year.

CAPITAL RESOURCES

    The Comptroller regulates risk based capital guidelines for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically hold capital against such "off balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity such as preferred stock that may be included in capital.

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at year-end 1998 as compared to 1997 are as follows:

                            TABLE 11: CAPITAL RATIOS

                                                                       DECEMBER 31,           WELL
                                                                   --------------------    CAPITALIZED     REGULATORY
                                                                     1998       1997      REQUIREMENTS      MINIMUMS
                                                                   ---------  ---------  ---------------  -------------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio...........................................      15.6%      17.7%          6.0%            4.0%
Total Capital to Risk-Weighted Assets............................      16.6%      18.7%         10.0%            8.0%
Tier 1 Leverage Ratio............................................       9.7%      10.2%          5.0%            4.0%

YEAR 2000 COMPLIANCE

    The Company has a four-phase plan to resolve the Year 2000 issue with respect to internal and external systems:

    - Identifying significant systems and assessing potential Year 2000 issues relating to those systems;

    - Renovating, repairing and replacing noncompliant systems;

    - Testing and validating solutions; and

    - Implementing those solutions.

    The first phase of the plan has been completed and the Company has substantially completed the second phase. The first phase involved assessing all computer controlled systems, including computer systems of the Company's vendors, items processing, ATMs, telecommunications, security and alarm, elevator, telephone, HVAC, and environmental systems with embedded microchips. The Company's local area network has been evaluated and is Year 2000 compliant.

    The second phase involves upgrading, as applicable, hardware, software, networks, ATMs and other processing platforms. The noncompliant individual personal computers throughout the organization have been replaced. The Company is in the process of upgrading the current software versions of the spreadsheet and word processing programs it uses for internal purposes to the Year 2000 compliant versions.

    The testing, validation and implementation phases are underway. During 1999, additional testing and re-testing will be performed, and every effort will be made to ensure the conversion from 1999 to the Year 2000 is uneventful. The Company has contingency plans in place for mission critical systems in the event of unforeseen difficulties to minimize any disruptions.

    The vast majority of the Company's processing needs are outsourced to two outside vendors, and the Company is monitoring their Year 2000 compliance progress closely. The Company has participated during the fourth quarter of 1998 with on-site testings of the vendors' systems. The Comptroller also has been reviewing the efforts of the Company's vendors and thus far has expressed satisfaction with their progress.

    Year 2000 issues also may adversely impact the businesses of the Company's customers. The Company has in effect a loan policy pursuant to which it reviews all present and potential borrowers with loan portfolio amounts exceeding $500,000 for Year 2000 preparation. The Bank's loan documentation for new, complex commercial loans, including loans over $250,000, contain loan agreements with Year 2000 representations and warranties.

    The costs associated with the Company's Year 2000 issues are not expected to have a material impact on the results of the operations or financial condition of the Company.

    There can be no assurance that all necessary modifications will be identified and corrected or that all unforeseen difficulties or costs will not arise. The Company believes that the failure of third parties to address their Year 2000 problems in a timely fashion present the greatest likelihood of the Company not being fully Year 2000 compliant. Such a failure could materially adversely impact the Company's operations, the estimated costs of the Year 2000 plan and the target dates for completion. The effect of non-compliance by third parties is not determinable at this time. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records or process transactions. The amount of potential liability, if any, and lost revenue cannot be reasonably estimated at this time.

ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is calculated based on weighted average number of shares of common stock. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the periods stated.

    On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 provides new accounting and reporting standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard did not have a material impact on reported results of operations of the Company.

    In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 1999. The financial impact of the adoption of this statement has not been determined. However, the effect of the adoption of the statement is not expected to be material.

QUARTERLY FINANCIAL INFORMATION

    Table 12 sets forth, for the periods indicated, certain consolidated quarterly financial information of the Company. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period.

                       TABLE 12: SELECTED QUARTERLY DATA

                                                        1998                                        1997
                                     ------------------------------------------  ------------------------------------------
                                        4Q         3Q         2Q         1Q         4Q         3Q         2Q         1Q
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net interest income................  $   3,028  $   2,943  $   2,941  $   2,790  $   2,773  $   2,757  $   2,586  $   2,641
Provision for loan losses..........        310        170        150         80        110         70        130        130
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after provision
  for loan losses..................      2,718      2,773      2,791      2,710      2,663      2,687      2,456      2,511
Other income (excluding securities
  transactions)....................        674        579        565        570        534        565        498        555
Securities gains (losses), net.....          2         --         --          2         --          1         --         --
Other expenses.....................      2,463      2,381      2,292      2,162      2,066      2,003      1,918      1,927
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income tax expense...        931        971      1,064      1,120      1,131      1,250      1,036      1,139
Income tax expense.................        319        333        367        388        391        436        356        398
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.........................  $     612  $     638  $     697  $     732  $     740  $     814  $     680  $     741
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic earnings per common share....      $0.13      $0.13      $0.15      $0.15      $0.16      $0.17      $0.17      $0.19
Diluted earnings per common
  share............................       0.13       0.13       0.14       0.15       0.15       0.17       0.17       0.19

           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. No derivative financial instruments are held by the Company, but other financial instruments, which include investments, loans and deposit liabilities are included in the Company's balance sheet. The release requires quantitative and qualitative disclosures about market risk.

    Financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 1998, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 should not necessarily be considered to apply at subsequent dates.

                              FINANCIAL STATEMENTS

    The consolidated financial statements which follow have been audited by the Company's independent certified public accountants, Arthur Andersen LLP. Their opinion on the Company's consolidated financial statements is also included therein.

                            CNB, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                                 TOGETHER WITH
                                AUDITORS' REPORT

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CNB, Inc. and Subsidiary:

    We have audited the accompanying consolidated statements of financial condition of CNB, INC. (a Florida corporation) AND SUBSIDIARY as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CNB, Inc. and subsidiary as of December 31, 1996 were audited by other auditors whose report dated January 31, 1997 expressed an unqualified opinion on those statements.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB, Inc. and Subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Jacksonville, Florida
February 3, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders
CNB, Inc.
Lake City, Florida

    We have audited the accompanying consolidated statement of financial condition of CNB, Inc. and Subsidiary as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNB, Inc. and Subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          OSBURN, HENNING AND COMPANY

January 31, 1997
Orlando, Florida

                            CNB, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                           DECEMBER 31, 1998 AND 1997

                                                                                             1998        1997
                                                                                          ----------  ----------
                                                                                          (DOLLARS IN THOUSANDS)
                                                     ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and due from banks...............................................................  $   12,630  $    9,996
  Federal funds sold....................................................................      25,250      24,125
  Interest-bearing deposits in other banks..............................................      11,007       5,736
                                                                                          ----------  ----------
      Total cash and cash equivalents...................................................      48,887      39,857

INVESTMENT SECURITIES AVAILABLE FOR SALE................................................      59,337      52,843

INVESTMENT SECURITIES HELD TO MATURITY..................................................       2,940       8,096

LOANS, net..............................................................................     185,140     158,154

PREMISES AND EQUIPMENT, net.............................................................      10,754      10,117

OTHER ASSETS............................................................................       4,507       4,264
                                                                                          ----------  ----------
      Total assets......................................................................  $  311,565  $  273,331
                                                                                          ----------  ----------
                                                                                          ----------  ----------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Non-interest bearing demand.........................................................  $   35,701  $   29,703
    Savings, NOW, and money market......................................................      92,495      78,308
    Time, under $100,000................................................................      95,369      90,277
    Time, $100,000 and over.............................................................      41,544      33,156
                                                                                          ----------  ----------
      Total deposits....................................................................     265,109     231,444

  Securities sold under repurchase agreements...........................................      12,570       9,157
  Notes payable.........................................................................          --       1,450
  Other liabilities.....................................................................       2,990       2,255
                                                                                          ----------  ----------
      Total liabilities.................................................................     280,669     244,306
                                                                                          ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 19 and 20)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 500,000 shares authorized, no shares issued or
    outstanding.........................................................................          --          --
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,856,770 shares issued
    and outstanding for 1998 and 1997...................................................          49          49
  Additional paid-in capital............................................................      19,465      19,465
  Retained earnings.....................................................................      10,964       9,256
  Accumulated other comprehensive income, net of taxes..................................         418         255
                                                                                          ----------  ----------
      Total shareholders' equity........................................................      30,896      29,025
                                                                                          ----------  ----------
      Total liabilities and shareholders' equity........................................  $  311,565  $  273,331
                                                                                          ----------  ----------
                                                                                          ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
                                                                                    (DOLLARS AND SHARES IN
                                                                                          THOUSANDS)
INTEREST INCOME:
  Interest and fees on loans..................................................  $  15,877  $  14,542  $  11,188
  Interest on investment securities available for sale........................      2,869      3,560      2,615
  Interest on investment securities held to maturity..........................        326        490        654
  Interest on federal funds sold..............................................      1,701        720        613
  Interest on interest-bearing deposits.......................................        346        108         20
                                                                                ---------  ---------  ---------
      Total interest income...................................................     21,119     19,420     15,090
                                                                                ---------  ---------  ---------
INTEREST EXPENSE:
  Interest on deposits........................................................      9,051      8,255      6,454
  Interest on short-term borrowings...........................................        359        239         25
  Interest on notes payable...................................................          7        169        133
                                                                                ---------  ---------  ---------
      Total interest expense..................................................      9,417      8,663      6,612
                                                                                ---------  ---------  ---------
NET INTEREST INCOME...........................................................     11,702     10,757      8,478

PROVISION FOR LOAN LOSS.......................................................        710        440        335
                                                                                ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS.............................     10,992     10,317      8,143
                                                                                ---------  ---------  ---------
NON-INTEREST INCOME:
  Service charges.............................................................      1,811      1,734      1,405
  Other fees and charges......................................................        577        418        397
  Gain (loss) on sale of securities...........................................          4          1        (25)
                                                                                ---------  ---------  ---------
      Total non-interest income...............................................      2,392      2,153      1,777
                                                                                ---------  ---------  ---------
NON-INTEREST EXPENSE:
  Salaries and employee benefits..............................................      4,819      3,960      3,117
  Occupancy and equipment expenses............................................      1,592      1,387        977
  SAIF assessment.............................................................         --         --        327
  Other operating expenses....................................................      2,887      2,567      1,939
                                                                                ---------  ---------  ---------
      Total non-interest expense..............................................      9,298      7,914      6,360
                                                                                ---------  ---------  ---------
INCOME BEFORE INCOME TAXES....................................................      4,086      4,556      3,560

INCOME TAXES..................................................................      1,407      1,581      1,247
                                                                                ---------  ---------  ---------
NET INCOME....................................................................  $   2,679  $   2,975  $   2,313
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
EARNINGS PER SHARE:
  Basic earnings per share....................................................  $    0.55  $    0.69  $    0.67
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Average common shares.......................................................      4,857      4,328      3,478
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Diluted earnings per share..................................................  $    0.55  $    0.68  $    0.65
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
  Diluted average common shares and share equivalents.........................      4,898      4,407      3,547
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                             ACCUMULATED OTHER
                                                  COMMON STOCK       ADDITIONAL                COMPREHENSIVE        TOTAL
                                             ----------------------    PAID-IN    RETAINED    INCOME (LOSS),    SHAREHOLDERS'
                                               SHARES       VALUE      CAPITAL    EARNINGS     NET OF TAXES        EQUITY
                                             -----------  ---------  -----------  ---------  -----------------  -------------
                                                                    (DOLLARS AND SHARES IN THOUSANDS)
BALANCE, December 31, 1995.................       3,279   $      33   $   9,768   $   4,966      $     (13)      $    14,754

Comprehensive income:
  Net income...............................                                           2,313
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes..................................                                                             79
  Total comprehensive income...............                                                                            2,392
Cash dividends.............................                                            (378)                            (378)
Shares issued in connection with an
  acquisition..............................         596           6       2,895                                        2,901
                                                  -----   ---------  -----------  ---------          -----      -------------
BALANCE, December 31, 1996.................       3,875          39      12,663       6,901             66            19,669

Comprehensive income:
  Net income...............................                                           2,975
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes..................................                                                            189
  Total comprehensive income...............                                                                            3,164
Cash dividends.............................                                            (620)                            (620)
Issuance of common stock, net of offering
  cost.....................................         969          10       6,744                                        6,754
Issuance of common stock for option
  agreements, net of repurchases...........          12                      58                                           58
                                                  -----   ---------  -----------  ---------          -----      -------------
BALANCE, December 31, 1997.................       4,856          49      19,465       9,256            255            29,025

Comprehensive income:
  Net income...............................                                           2,679
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes..................................                                                            163
  Total comprehensive income...............                                                                            2,842
Cash dividends.............................                                            (971)                            (971)
                                                  -----   ---------  -----------  ---------          -----      -------------
BALANCE, December 31, 1998.................       4,856   $      49   $  19,465   $  10,964      $     418       $    30,896
                                                  -----   ---------  -----------  ---------          -----      -------------
                                                  -----   ---------  -----------  ---------          -----      -------------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................  $    2,679  $    2,975  $    2,313
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..........................................         894         828         580
    Provision for loan losses..............................................         710         440         335
    Investment securities amortization, net................................          54         135         226
    Deferred income tax benefit............................................         (14)        (30)       (166)
    Changes in assets and liabilities:
      Other assets.........................................................        (515)       (246)        171
      Other liabilities....................................................         735         219         337
                                                                             ----------  ----------  ----------
        Net cash provided by operating activities..........................       4,543       4,321       3,796
                                                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available for sale....................     (28,908)    (17,192)    (17,630)
  Proceeds from sales of investment securities available for sale..........          --          --       4,014
  Proceeds from maturities of investment securities available for sale.....      22,654      25,417      10,267
  Proceeds from maturities of investment securities held to maturity.......       5,121       1,877       3,185
  Net increase in loans....................................................     (27,696)    (11,165)    (21,773)
  Purchases of premises and equipment......................................      (1,341)     (1,284)     (1,427)
  Cash received related to acquisition, net of cash paid...................          --          --         214
                                                                             ----------  ----------  ----------
        Net cash used in investing activities..............................     (30,170)     (2,347)    (23,150)
                                                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.................................................      33,665       4,620      24,449
  Net increase in securities sold under repurchase agreements..............       3,413       5,390       3,766
  Borrowings under note payable............................................          --          --       2,650
  Repayment of note payable................................................      (1,450)     (1,200)       (950)
  Redemption of subordinated debentures....................................          --          --        (274)
  Cash dividends...........................................................        (971)       (620)       (378)
  Issuance of common stock in connection with rights offering..............          --       6,754          --
  Issuance of common stock for option agreements...........................          --          58          --
                                                                             ----------  ----------  ----------
        Net cash provided by financing activities..........................      34,657      15,002      29,263
                                                                             ----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................       9,030      16,976       9,909

CASH AND CASH EQUIVALENTS, beginning of year...............................      39,857      22,881      12,972
                                                                             ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of year.....................................  $   48,887  $   39,857  $   22,881
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

 The accompanying notes are an integral part of these consolidated statements.

                            CNB, INC. AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

    RECLASSIFICATIONS

    Certain amounts and captions presented in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. Also the financial statements, as well as share and per share data, and other information have been reclassified to reflect the two-for-one stock split effective August 17, 1998.

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

    INVESTMENT SECURITIES

    AVAILABLE FOR SALE

    Securities available for sale represent investment securities which are used for asset/liability, liquidity, and other funds management purposes which are deemed to have indefinite holding periods. These securities are recorded at fair value, with unrealized gain and losses, net of deferred income taxes, recorded in the accumulated other comprehensive income component of shareholders' equity.

    HELD TO MATURITY

    Securities held to maturity represent investment securities where the Company's intent and ability is to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

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

    Loan fees, net of loan origination costs, are capitalized and amortized as yield adjustments over the respective loan terms using a method which does not differ significantly from the interest method. For 1998, 1997 and 1996, loan fees included in interest and fees on loans amounted to approximately $572,000, $531,000 and $410,000, respectively.

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

    INTANGIBLES

    The Company has intangible assets with carrying amounts of approximately $1,366,000 and $1,557,000 at December 31, 1998 and 1997, respectively.
    Intangible assets consist of core deposits and goodwill. Core deposit intangibles are being amortized over a 10-year period using the straight-line method. Goodwill is being amortized over a 15-year period on a straight-line basis. Amortization of all intangible assets was approximately $190,000, $202,000 and $158,000 for 1998, 1997 and 1996, respectively.

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

    EARNINGS PER SHARE

    Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the years ended December 31, 1998, 1997 and 1996.

    SUPPLEMENTAL CASH FLOW INFORMATION

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $9,049,000, $8,308,000 and $6,633,000 during 1998, 1997 and 1996, respectively, and cash paid for income taxes was approximately $1,384,000, $1,785,000 and $1,248,000 during 1998, 1997 and 1996, respectively.

3.  ACQUISITION

    On August 31, 1996, the Company acquired Riherd, Inc. ("Riherd") and its wholly owned subsidiary bank, Farmers and Dealers Bank ("F&D") of Lake Butler, Florida, which had assets of $48.0 million. F&D operated from its Lake Butler headquarters and its two branch offices in Alachua County. The acquisition was effected through the Company's issuance of 596,344 of its common shares valued at approximately $2.9 million and the payment of approximately $2.7 million in cash to Riherd's shareholders. As a part of this transaction, Riherd and F&D were merged into the Company and the Bank, respectively.

    The acquisition was accounted for by the Company as a purchase transaction and resulted in goodwill of approximately $990,000. Goodwill is being amortized over a 15-year period on a straight-line basis. Operating results of Riherd and F&D after August 31, 1996 are included in the accompanying consolidated statements of income.

4.  INVESTMENT SECURITIES

    Amortized cost and estimated fair value of investment securities available for sale at December 31, 1998 are as follows (in thousands):

                                           U.S.         U.S.        STATE,      MORTGAGE-
                                         TREASURY    GOVERNMENT   COUNTY, AND    BACKED
                                        SECURITIES    AGENCIES     MUNICIPAL   SECURITIES     OTHER      TOTAL
                                        -----------  -----------  -----------  -----------  ---------  ---------
Amortized cost........................   $  17,966    $  33,525    $   1,581    $   4,157   $   1,443  $  58,672
Gross unrealized:
  Gains...............................         460           23           80           25          82        670
  Losses..............................          --           --           --           (5)         --         (5)
                                        -----------  -----------  -----------  -----------  ---------  ---------
Estimated fair value..................   $  18,426    $  33,548    $   1,661    $   4,177   $   1,525  $  59,337
                                        -----------  -----------  -----------  -----------  ---------  ---------
                                        -----------  -----------  -----------  -----------  ---------  ---------

    Amortized cost and estimated fair value of investment securities available for sale at December 31, 1997 are as follows (in thousands):

                                           U.S.         U.S.        STATE,      MORTGAGE-
                                         TREASURY    GOVERNMENT   COUNTY, AND    BACKED
                                        SECURITIES    AGENCIES     MUNICIPAL   SECURITIES     OTHER      TOTAL
                                        -----------  -----------  -----------  -----------  ---------  ---------
Amortized cost........................   $  26,947    $  14,668    $   1,415    $   8,018   $   1,388  $  52,436
Gross unrealized:
  Gains...............................         273           34           72           89          --        468
  Losses..............................          (1)         (18)          --          (42)         --        (61)
                                        -----------  -----------  -----------  -----------  ---------  ---------
Estimated fair value..................   $  27,219    $  14,684    $   1,487    $   8,065   $   1,388  $  52,843
                                        -----------  -----------  -----------  -----------  ---------  ---------
                                        -----------  -----------  -----------  -----------  ---------  ---------

    Amortized cost and estimated fair value of investment securities held to maturity, consisting of mortgage backed securities, are summarized as follows (in thousands):

                                                                          1998       1997
                                                                        ---------  ---------
Amortized cost........................................................  $   2,940  $   8,096
Gross unrealized:
  Gains...............................................................          4          6
  Losses..............................................................         --       (166)
                                                                        ---------  ---------
Estimated fair value..................................................  $   2,944  $   7,936
                                                                        ---------  ---------
                                                                        ---------  ---------

    During 1998 and 1997, no investment securities available for sale were sold. During 1996, investment securities available for sale with a carrying amount of approximately $4,039,000 were sold for approximately $4,014,000, resulting in a loss of approximately $25,000.

    Interest income earned on tax-exempt securities in 1998, 1997 and 1996 was approximately $83,000, $91,000 and $32,000, respectively. Dividends of approximately $93,000, $84,000 and $65,000 on stock of the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 1998, 1997 and 1996, respectively.

    The amortized cost and estimated fair value of securities at December 31, 1998, by contractual maturity, are shown below (in thousands):

                                                                 INVESTMENT SECURITIES     INVESTMENT SECURITIES
                                                                   AVAILABLE FOR SALE         HELD TO MATURITY
                                                                ------------------------  ------------------------
                                                                 AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                                                   COST      FAIR VALUE      COST      FAIR VALUE
                                                                -----------  -----------  -----------  -----------
Due in:
  One year or less............................................   $  38,527    $  38,604    $      --    $      --
  After one through five years................................      13,837       14,269           --           --
  After five through ten......................................         100          104           --           --
  Over ten years..............................................         608          658           --           --
  Mortgage-backed securities and others.......................       5,600        5,702        2,940        2,944
                                                                -----------  -----------  -----------  -----------
                                                                 $  58,672    $  59,337    $   2,940    $   2,944
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

    At December 31, 1998, U.S. Treasury and Government agency securities with an amortized cost of approximately $24,288,000 and an estimated fair value of approximately $24,847,000 were pledged to secure public funds, treasury tax and loan deposits, and repurchase agreements.

5.  LOANS, ALLOWANCE FOR LOAN LOSSES, AND NONPERFORMING ASSETS

    Loans at December 31, 1998 and 1997 were comprised of the following (in thousands):

                                                                      1998        1997
                                                                   ----------  ----------
Commercial, financial, and agricultural..........................  $   85,208  $   69,238
Real estate--construction........................................       8,527       3,336
Real estate--mortgage............................................      72,357      68,561
Installment and consumer lines...................................      20,923      18,514
                                                                   ----------  ----------
  Total loans, net of unearned discount..........................     187,015     159,649
Less allowance for loan losses...................................      (1,875)     (1,495)
                                                                   ----------  ----------
  Net loans......................................................  $  185,140  $  158,154
                                                                   ----------  ----------
                                                                   ----------  ----------

    Activity in the allowance for loan losses account was as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Balance beginning of year...................................  $   1,495  $   1,396  $     946
  Acquired in acquisition...................................         --         --        370
  Provision.................................................        710        440        335
  Charge-offs...............................................       (422)      (408)      (283)
  Recoveries................................................         92         67         28
                                                              ---------  ---------  ---------
Balance at end of year......................................  $   1,875  $   1,495  $   1,396
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    Nonaccrual loans totaled approximately $1,393,000 and $1,045,000 at December 31, 1998 and 1997, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $56,000, $51,000 and $25,000, in 1998, 1997 and 1996, respectively. In addition to nonaccrual loans, nonperforming assets include other real estate owned, property acquired by foreclosure in settlement of debt. Other real estate owned was approximately $600,000 and $320,000 at December 31, 1998 and 1997, respectively, and is included in other assets in the accompanying statements of financial condition.

    The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. Impaired loan information for the year ended December 31, 1998, is as follows (in thousands):

                                                                          1998       1997
                                                                        ---------  ---------
Impaired loans with an allowance......................................  $   1,744  $     811
Impaired loans without an allowance(1)................................         --        583
                                                                        ---------  ---------
  Total impaired loans................................................  $   1,744  $   1,395
                                                                        ---------  ---------
                                                                        ---------  ---------
Allowance for impaired loans..........................................  $     408  $     267
                                                                        ---------  ---------
                                                                        ---------  ---------
Interest income recognized on impaired loans during the year..........  $      93  $      73
                                                                        ---------  ---------
                                                                        ---------  ---------

    ----------------------------

    (1) Impaired loans determined to be carried at or below fair value of the underlying collateral and, as such, do not require an allowance.

    The average balance of impaired loans during 1998, 1997 and 1996 approximated $1 million.

6.  PREMISES AND EQUIPMENT

    Premises and equipment were comprised of the following components at December 31 (in thousands):

                                                                       1998       1997
                                                                     ---------  ---------
Buildings and improvements.........................................  $   8,629  $   8,251
Equipment and furnishings..........................................      4,213      3,937
Land...............................................................      2,604      1,927
                                                                     ---------  ---------
                                                                        15,446     14,115
Less accumulated depreciation......................................     (4,692)    (3,998)
                                                                     ---------  ---------
                                                                     $  10,754  $  10,117
                                                                     ---------  ---------
                                                                     ---------  ---------

    Depreciation was approximately $704,000, $626,000 and $421,000 for 1998, 1997 and 1996, respectively.

7.  DEPOSITS

    At December 31, 1998, the scheduled maturities of time certificates of deposit are as follows (in thousands):

1999..........................................................  $ 108,837
2000..........................................................     18,383
2001..........................................................      6,047
2002..........................................................      3,243
2003 and thereafter...........................................        403
                                                                ---------
                                                                $ 136,913
                                                                ---------
                                                                ---------

8.  REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1998, 1997, and 1996 was approximately $7,233,000, $4,738,000 and $520,000, respectively. Interest expense in 1998, 1997 and 1996 was approximately $359,000, $238,000 and $25,000, respectively, resulting in an average rate paid of 4.97% in 1998, 5.03% in 1997 and 4.81% in 1996. The highest amount outstanding during 1998, 1997 and 1996 was approximately $12,570,000, $9,157,000 and $5,035,000, respectively.

9.  NOTES PAYABLE

    The Company is indebted under the following notes payable at December 31, 1998 and 1997 (in thousands):

                                                                          1998       1997
                                                                        ---------  ---------
Notes payable, collateralized by all issued and outstanding common stock of the Bank, at prime less .50%, interest only payable monthly until September 1997, then principal and interest payable monthly
  over a seven-year period............................................  $      --  $   1,450
                                                                        ---------  ---------
                                                                        ---------  ---------

    On January 22, 1998, the Company paid off the notes payable.

    The Company also has available lines of credit with certain other financial institutions totaling $4,000,000. There were no amounts outstanding as of December 31, 1998.

10. OTHER OPERATING EXPENSES

    Components of other operating expenses are as follows for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Data processing.............................................  $     540  $     519  $     298
Postage and delivery........................................        377        336        219
Advertising and promotion...................................        239        257        237
Supplies....................................................        244        231        133
Amortization of intangible assets...........................        190        202        158
Telephone...................................................        271        185        105
Legal and professional......................................        225        158        134
Loan expense................................................        133        135        120
Regulatory fees.............................................        134        119        176
Administrative..............................................        123        103         92
Other.......................................................        411        322        267
                                                              ---------  ---------  ---------
                                                              $   2,887  $   2,567  $   1,939
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    The Company was notified during the third quarter of 1996 of the amount of the FDIC's one-time special assessment based on the Company's Savings Association Insurance Fund ("SAIF")-assessable deposits. The assessment, authorized by the Deposit Insurance Funds Act of 1996, applied to all banking institutions with deposits insured by SAIF and amounted to approximately $327,000 for the Company.

11. INCOME TAXES

    The income tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following components (in thousands):

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Current:
  Federal...................................................  $   1,365  $   1,438  $   1,229
  State.....................................................         56        173        184
                                                              ---------  ---------  ---------
    Total...................................................  $   1,421  $   1,611  $   1,413
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Deferred:
  Federal...................................................  $    (147) $     (69) $    (149)
  State.....................................................        133         39        (17)
                                                              ---------  ---------  ---------
    Total...................................................  $     (14) $     (30) $    (166)
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Total:
  Federal...................................................  $   1,218  $   1,369  $   1,080
  State.....................................................        189        212        167
                                                              ---------  ---------  ---------
    Total...................................................  $   1,407  $   1,581  $   1,247
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                             1998       1997
                                                                           ---------  ---------
Deferred tax liabilities:
  Property and equipment.................................................  $     685  $     513
  Unearned loan fees.....................................................         37         28
  Unrealized gain on investment securities available for sale............        248        152
                                                                           ---------  ---------
                                                                                 970        693
                                                                           ---------  ---------
Deferred tax assets:
  Loan loss provisions...................................................        607        432
  Intangible assets......................................................         94         80
  Other items............................................................         50         44
                                                                           ---------  ---------
                                                                                 751        556
                                                                           ---------  ---------
Net deferred tax liability...............................................  $     219  $     137
                                                                           ---------  ---------
                                                                           ---------  ---------

    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Statutory rates..............................................       34.0%      34.0%      34.0%
Increase (decrease) resulting from:
  Effect of tax-exempt income................................       (2.9)      (2.3)      (2.4)
  State income taxes, net....................................        2.6        2.5        3.1
  Nondeductible expenses.....................................        0.7        0.5        0.3
                                                                     ---        ---        ---
                                                                    34.4%      34.7%      35.0%
                                                                     ---        ---        ---
                                                                     ---        ---        ---

12. COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

    Comprehensive income for 1998, 1997 and 1996 is calculated as follows (in thousands):

                                                                1998       1997       1996
                                                              ---------  ---------  ---------
Unrealized gains (net) recognized in other comprehensive
  income:
  Before tax................................................  $     258  $     301  $     126
  Income tax................................................         95        112         47
                                                              ---------  ---------  ---------
  Net of tax................................................  $     163  $     189  $      79
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Amounts reported in net income:
  Gain (loss) on sale of securities.........................  $       4  $       1  $     (25)
  Net amortization..........................................         54        135        226
                                                              ---------  ---------  ---------
  Reclassification adjustment...............................         58        136        201
  Income tax expense........................................        (20)       (47)       (70)
                                                              ---------  ---------  ---------
  Reclassification adjustment, net of tax...................  $      38  $      89  $     131
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Amounts reported in other comprehensive income:
  Unrealized gain (loss) arising during period, net of
    tax.....................................................  $     201  $     278  $     210
  Reclassification adjustment, net of tax...................        (38)       (89)      (131)
                                                              ---------  ---------  ---------
  Unrealized gains (net) recognized in other comprehensive
    income..................................................        163        189         79
  Net income................................................      2,679      2,975      2,313
                                                              ---------  ---------  ---------
    Total comprehensive income..............................  $   2,842  $   3,164  $   2,392
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

13. LOANS TO RELATED PARTIES

    Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted (or in some cases, guaranteed loans) to the Bank. An analysis of such activities follows (in thousands):

                                                                        1998       1997
                                                                      ---------  ---------
Balance, January 1..................................................  $   4,450  $   2,033
  New loans and advances............................................      3,127      4,425
  Repayments (excluding renewals)...................................     (4,271)    (2,008)
                                                                      ---------  ---------
Balance, December 31................................................  $   3,306  $   4,450
                                                                      ---------  ---------
                                                                      ---------  ---------

    The loans analyzed above were made in the normal course of business at prevailing interest rates and terms.

14. DIVIDEND RESTRICTIONS

    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 1998, the Bank had approximately $2,257,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

15. EQUITY

    DIVIDENDS DECLARED

    During 1998, 1997, and 1996, the Company declared cash dividends of $.20, $.14 and $.11 per share, respectively.

    COMMON STOCK

    On July 15, 1997, the Company issued 968,960 shares of common stock at $7 per share.

16. STOCK OPTIONS

    The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The current terms of the plan allow for a maximum grant of 270,000 shares. Generally, the options become exercisable 20% in each year following the year of grant, and expire ten years after the date they first become exercisable. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

    Options outstanding and the activity for December 31, 1998, 1997 and 1996 are presented below:

                                                1998                      1997                      1996
                                      ------------------------  ------------------------  ------------------------
                                                   WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                 AVERAGE GRANT             AVERAGE GRANT             AVERAGE GRANT
                                       SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                      ---------  -------------  ---------  -------------  ---------  -------------
Employee stock option plans:
  Options outstanding at beginning
    of year.........................    166,766    $    4.32      149,016    $    3.75      149,016    $    3.75
    Options granted.................    193,000         7.93       34,000         7.00           --           --
    Options exercised...............         --           --       14,550         4.82           --           --
    Options forfeited...............         --           --        1,700         4.00           --           --
                                      ---------        -----    ---------        -----    ---------        -----
  Outstanding at end of year........    359,766    $    6.26      166,766    $    4.32      149,016    $    3.75
                                      ---------        -----    ---------        -----    ---------        -----
                                      ---------        -----    ---------        -----    ---------        -----
  Options exercisable at year-end...    184,500    $    4.98      121,374    $    3.99           --           --
                                      ---------        -----    ---------        -----    ---------        -----
                                      ---------        -----    ---------        -----    ---------        -----
Weighted-average fair value of
  options granted during the year...  $    1.98                 $    2.05                        --
                                      ---------                 ---------                 ---------
                                      ---------                 ---------                 ---------

    The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans and has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 1998, 1997 and 1996, over the vesting life of the options, pro forma net income would be indicated below (dollars in thousands, except per share data):

                                                              AS REPORTED                       PRO FORMA
                                                    -------------------------------  -------------------------------
                                                      1998       1997       1996       1998       1997       1996
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Net income........................................  $   2,679  $   2,975  $   2,313  $   2,634  $   2,973  $   2,313
Basic earnings per common share...................  $    0.55  $    0.69  $    0.67  $    0.54  $    0.69  $    0.67
Diluted earnings per common share.................       0.55       0.68       0.65       0.54       0.67       0.65

    In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted-average grant date fair values of the options granted during 1998, 1997 and 1996 were based on the following assumptions:

                                                      RISK-FREE INTEREST RATES              DIVIDEND YIELD
                                                   -------------------------------  -------------------------------
                                                     1998       1997       1996       1998       1997       1996
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Performance-Based Incentive and other stock
  option plans...................................    4.62%      5.89%       N/A       2.50%      2.86%       N/A

                                                           EXPECTED LIVES                     VOLATILITY
                                                   -------------------------------  -------------------------------
                                                     1998       1997       1996       1998       1997       1996
                                                   ---------  ---------  ---------  ---------  ---------  ---------
Performance-Based Incentive and other stock
  option plans...................................   6 years    8 years      N/A       0.25%      0.25%       N/A

    Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 1998, 1997 and 1996 may not be indicative of future amounts.

    The following table summarizes information about stock options outstanding at December 31, 1998.

                                                   OUTSTANDING                   EXERCISABLE
                                       -----------------------------------  ----------------------
                                                                 AVERAGE                 AVERAGE
                                                    AVERAGE     EXERCISE                EXERCISE
EXERCISE PRICE RANGE                    SHARES       LIFE         PRICE      SHARES       PRICE
-------------------------------------  ---------  -----------  -----------  ---------  -----------
$3.06-$3.64..........................     49,226        2.59    $    3.22      49,226   $    6.44
$4.00-$4.68..........................     67,108        7.54         4.14      67,108        7.54
$5.00-$8.00..........................    243,432       10.98         7.61      68,166        7.09
                                       ---------       -----        -----   ---------       -----
    Total............................    359,766        9.19    $    6.36     184,500   $    7.08
                                       ---------       -----        -----   ---------       -----
                                       ---------       -----        -----   ---------       -----

17. EMPLOYEE BENEFITS

    PROFIT-SHARING PLAN

    The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan.

    Contributions and administrative expenses related to the plan totaled approximately $99,000, $84,000 and $55,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    HEALTH AND WELFARE PLAN

    The Company also provides health care and life insurance benefits to all employees through Florida Bankers Insurance Trust. Total cost related to these benefits for 1998, 1997 and 1996 were approximately $354,000, $319,000 and $269,000, respectively.

18. CAPITAL

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." Management believes that as of December 31, 1998 and 1997, the Bank meets and exceeds all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the Bank's regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                   ADEQUATELY                 WELL
                                              ACTUAL               CAPITALIZED             CAPITALIZED
                                              AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                             ---------  ---------  -----------  ---------  -----------  ---------
As of December 31, 1998:
  Total capital (to risk-weighted assets):
    Consolidated...........................  $  30,987      16.6%   $  14,916        8.0%   $  18,645       10.0%
    Bank...................................     24,122      12.8%      15,117        8.0%      18,896       10.0%
  Tier I capital (to risk-weighted assets):
    Consolidated...........................     29,112      15.6%       7,458        4.0%      11,187        6.0%
    Bank...................................     22,247      11.8%       7,558        4.0%      11,337        6.0%
  Tier I capital (to average assets):
    Consolidated...........................     29,112       9.7%      12,009        4.0%      15,011        5.0%
    Bank...................................     22,247       7.4%      11,978        4.0%      14,972        5.0%

                                                                   ADEQUATELY                 WELL
                                              ACTUAL               CAPITALIZED             CAPITALIZED
                                              AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT       RATIO
                                             ---------  ---------  -----------  ---------  -----------  ---------
As of December 31, 1997:
  Total capital (to risk-weighted assets):
    Consolidated...........................     28,708      18.7%      12,306        8.0%      15,383       10.0%
    Bank...................................     22,868      14.8%      12,387        8.0%      15,484       10.0%
  Tier I capital (to risk-weighted assets):
    Consolidated...........................     27,213      17.7%       6,153        4.0%       9,230        6.0%
    Bank...................................     21,373      13.8%       6,194        4.0%       9,291        6.0%
  Tier I capital (to average assets):
    Consolidated...........................     27,213      10.2%      10,671        4.0%      13,339        5.0%
    Bank...................................     21,373       8.0%      10,670        4.0%      13,338        5.0%

19. COMMITMENTS AND CONTINGENCIES

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

    Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $26,000,000 and $12,211,000 at December 31, 1998 and 1997, respectively.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $2,022,000 and $1,551,000 of standby letters of credit outstanding at December 31, 1998 and 1997, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

    CONCENTRATIONS OF CREDIT RISK

    The Bank originates residential and commercial real estate loans and other consumer and commercial loans primarily in the north Florida area. In addition, the Bank occasionally purchases loans, primarily in Florida. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon economic conditions in the Bank's market area.

    FEDERAL RESERVE REQUIREMENT

    The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 1998 and 1997 was approximately $3.7 million and $2.9 million, respectively.

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

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    NOTES PAYABLE

    The carrying value of the Company's notes payable approximates fair value, as the interest rate approximates the market rate.

    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

    The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 1998 and 1997.

    The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented as follows at December 31, 1998 and 1997 (in thousands):

                                                                       1998                    1997
                                                              ----------------------  ----------------------
                                                               CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                              ----------  ----------  ----------  ----------
Financial assets:
  Investment securities held to maturity....................  $    2,940  $    2,944  $    8,096  $    7,936
  Net loans.................................................     185,140     185,780     158,154     158,343
Financial liabilities:
  Time deposits.............................................     136,913     136,283     123,433     123,111

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 1998, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 should not necessarily be considered to apply at subsequent dates.

21. SUBSEQUENT EVENT

    During February 1999, the Company sold 1,250,000 shares of common stock and received proceeds from the issuance of approximately $11.4 million, net of underwriting discount and expenses.

22. CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                        STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997

                                                                                          1998       1997
                                                                                        ---------  ---------
                                                                                            (DOLLARS IN
                                                                                             THOUSANDS)
                                                   ASSETS
Cash and cash equivalents.............................................................  $   6,005  $   7,253
Investment in CNB National Bank.......................................................     23,913     23,057
Other assets..........................................................................        988        176
                                                                                        ---------  ---------
  Total assets........................................................................  $  30,906  $  30,486
                                                                                        ---------  ---------
                                                                                        ---------  ---------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.......................................................................  $      --  $   1,450
  Other liabilities...................................................................         10         11
                                                                                        ---------  ---------
    Total liabilities.................................................................         10      1,461
                                                                                        ---------  ---------
Shareholders' equity:
  Common stock........................................................................         49         49
  Additional paid-in capital..........................................................     19,465     19,465
  Retained earnings...................................................................     10,964      9,256
  Unrealized gain on investment securities available for sale, net of taxes...........        418        255
                                                                                        ---------  ---------
    Total shareholders' equity........................................................     30,896     29,025
                                                                                        ---------  ---------
    Total liabilities and shareholders' equity........................................  $  30,906  $  30,486
                                                                                        ---------  ---------
                                                                                        ---------  ---------

                              STATEMENT OF INCOME

                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
Dividend income.................................................................  $   1,853  $   1,913  $   1,913
Interest income.................................................................        328        195         28
Interest expense................................................................         (7)      (169)      (133)
                                                                                  ---------  ---------  ---------
Net interest and dividend income................................................      2,174      1,939      1,808
Noninterest expense, net........................................................       (110)       (40)       (42)
                                                                                  ---------  ---------  ---------
Income before income taxes and equity in undistributed net income of
  subsidiary....................................................................      2,064      1,899      1,766
Income tax (liability) benefit..................................................        (79)         5         55
                                                                                  ---------  ---------  ---------
Income before equity in undistributed net income of subsidiary..................      1,985      1,904      1,821
Equity in undistributed net income of subsidiary................................        694      1,071        492
                                                                                  ---------  ---------  ---------
Net income......................................................................  $   2,679  $   2,975  $   2,313
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

                            STATEMENT OF CASH FLOWS

                                                                                 1998       1997       1996
                                                                               ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.................................................................  $   2,679  $   2,975  $   2,313
  Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed earnings of subsidiary.....................................       (694)    (1,071)      (492)
    Changes in assets and liabilities:
      Other assets...........................................................       (135)        27       (172)
      Other liabilities......................................................         --        (14)         1
                                                                               ---------  ---------  ---------
        Net cash provided by operating activities............................      1,850      1,917      1,650
                                                                               ---------  ---------  ---------
Cash flows from investing activities:
  Cash paid related to land purchase.........................................       (677)        --         --
  Cash paid related to acquisition, net of cash received.....................         --         --     (2,670)
                                                                               ---------  ---------  ---------
Cash flows from financing activities:
  New borrowings under notes payable.........................................         --         --      2,650
  Payments on notes payable..................................................     (1,450)    (1,200)      (950)
  Redemption of convertible subordinated debentures..........................         --         --       (274)
  Cash dividends.............................................................       (971)      (620)      (379)
  Proceeds from issuance of common stock.....................................         --      6,812         --
                                                                               ---------  ---------  ---------
    Net cash provided by financing activities................................     (2,421)     4,992      1,047
                                                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents.........................     (1,248)     6,909         27
Cash and cash equivalents, beginning of year.................................      7,253        344        317
                                                                               ---------  ---------  ---------
Cash and cash equivalents, end of year.......................................  $   6,005  $   7,253  $     344
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On October 24, 1997, the Company terminated its relationship with its independent certified accountants, Osburn, Henning and Company, and on October 24, 1997, engaged Arthur Andersen LLP as its independent certified accountants. Osburn, Henning and Company's reports on the consolidated financial statements of the Company for fiscal year 1995 and 1996 contains no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. With respect to the Company's consolidated financial statements for fiscal years 1995 and 1996 and the subsequent interim periods preceding the change in accountants, there were no disagreements between the Company and Osburn, Henning and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Osburn, Henning and Company, would have caused it to make reference to the subject matter or the disagreement in connection with its report.

                                    PART III

    Except for the information relating to the Company's executive officers and its key employees, the material required by items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 1999.

                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
---------
   3(i)   Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement No. 33-71082, as amended, on
            Form S-4 filed February 8, 1994).

   3(ii)  By-laws (Incorporated by reference to Exhibit 3.4 to the Company's
            Registration Statement No. 33-71082, as amended, on Form S-4 filed
            February 8, 1994).

  10(i)   K. C. Trowell Employment Agreement (Incorporated by reference to
            Exhibit 10(i) to the Company's Pre-Effective Amendment No. 1 to its
            Registration Statement on Form S-2 filed as of January 26, 1999.)

  10(ii)  G. Thomas Frankland Employment Agreement (Incorporated by reference to
            Exhibit 10(ii) to the Company's Pre-Effective Amendment No. 1 to its
            Registration Statement on Form S-2 filed as of January 26, 1999.)

  10(iii) 1998 Performance-Based Incentive Plan (Incorporated by reference to
            Exhibit 99 to the Company's Registration Statement on Form S-8 filed
            December 7, 1998).

  21      Subsidiaries of the Registrant.

  23(i)   Consent of Arthur Andersen, LLP, independent certified public accountants.

  23(ii) Consent of Osburn, Henning & Company, independent certified public accountants (Incorporated by reference to Exhibit 23(c) to the Company's Registration Statement on Form S-8 filed December 7, 1998).

  27      Financial Data Schedule.

REPORTS ON FORM 8-K:  None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CNB, INC.
                                     -----------------------------------------
                                                    (REGISTRANT)

                                By:               /s/ K.C. TROWELL
                                     -----------------------------------------
                                                    K.C. Trowell
                                               CHAIRMAN OF THE BOARD
                                            AND CHIEF EXECUTIVE OFFICER

                                Date:  March 22, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ THOMAS R. ANDREWS
------------------------------  Director                      March 22, 1999
      Thomas R. Andrews

    /s/ AUDREY S. BULLARD
------------------------------  Director                      March 22, 1999
      Audrey S. Bullard

      /s/ RAYMON J. LAND
------------------------------  Director                      March 22, 1999
        Raymon J. Land

   /s/ MARVIN H. PRITCHETT
------------------------------  Director                      March 22, 1999
     Marvin H. Pritchett

   /s/ WILLIAM J. STREICHER
------------------------------  Director                      March 22, 1999
     William J. Streicher

      /s/ K. C. TROWELL
------------------------------  Director                      March 22, 1999
        K. C. Trowell

                                Executive Vice President
   /s/ G. THOMAS FRANKLAND        and Chief Financial
------------------------------    Officer (Principal          March 22, 1999
     G. Thomas Frankland          Financial Officer)

    /s/ MARTHA S. WILLIAMS      Sr. Vice President and
------------------------------    Controller (Principal       March 22, 1999
      Martha S. Williams          Accounting Officer)