Form 10-Q
period 1999-03-31
CNB INC /FL
filed 1999-05-11
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly period ended   MARCH 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________





                           Commission File No. 0-25988

                                    CNB, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             FLORIDA                                           59-2958616
   ---------------------------------                       -----------------
   (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

   Post Office Box 3239
   201 North Marion Street
   Lake City, Florida                                            32056
   ---------------------------------                       -----------------
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

The number of shares of the registrant's common stock outstanding as of April 30, 1999 was 6,108,570 shares, $0.01 par value per share.

                                    CNB, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition . . . . . . . . . . . . . . . . . . . . . 3
         Consolidated Statement of Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 6
         Selected Quarterly Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . .8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
         Earning Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
         Funding Sources . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
         Liquidity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
         Year 2000 Compliance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
         Capital Ratios. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . . . .20

PART II - OTHER INFORMATION
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . 22

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . 22


                                     PART I
                              FINANCIAL INFORMATION

                            CNB, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     March 31,     December 31,
                                                                                       1999            1998
                                                                                     ---------     ------------
                                     ASSETS                                                 (thousands)
Cash and cash equivalents:
    Cash and due from banks                                                         $  11,439      $  12,630
    Federal funds sold                                                                  9,825         25,250
    Interest bearing deposits in other banks                                           11,039         11,007
                                                                                    ---------      ---------
      Total Cash and Cash Equivalents                                                  32,303         48,887
Investment securities available for sale                                               57,502         59,337
Investment securities held to maturity                                                 11,375          2,940
Loans:
    Commercial, Financial and Agricultural                                             92,793         85,208
    Real Estate - Mortgage                                                             75,044         72,357
    Real Estate - Construction                                                         11,683          8,527
    Installment and Consumer Lines                                                     20,806         20,923
                                                                                    ---------      ---------
      Total Loans, net of unearned income                                             200,326        187,015
Less: Allowance for Loan Losses                                                        (2,003)        (1,875)
                                                                                    ---------      ---------
      Net Loans                                                                       198,323        185,140

Premises and equipment, net                                                            12,185         10,754
Other assets                                                                            3,965          4,507
                                                                                    ---------      ---------
           TOTAL ASSETS                                                             $ 315,653      $ 311,565
                                                                                    ---------      ---------
                                                                                    ---------      ---------
                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                                     $  38,581      $  35,701
    Savings, NOW and Money Market                                                      93,527         92,495
    Time (under $100,000)                                                              92,372         95,369
    Time ($100,000 and over)                                                           38,415         41,544
                                                                                    ---------      ---------
      Total Deposits                                                                  262,895        265,109

Securities sold under repurchase agreements                                             6,808         12,570
Other liabilities                                                                       3,259          2,990
                                                                                    ---------      ---------
      Total Liabilities                                                               272,962        280,669
                                                                                    ---------      ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                      --             --
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,107,970 and 4,856,770 shares issued and outstanding
    at March 31, 1999 and December 31, 1998, respectively                                  61             49
Additional paid-in capital                                                             30,833         19,465
Retained earnings                                                                      11,470         10,964
Accumulated other comprehensive income, net of tax                                        327            418
                                                                                    ---------      ---------
      Total Shareholders' Equity                                                       42,691         30,896
                                                                                    ---------      ---------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                              $ 315,653      $ 311,565
                                                                                    ---------      ---------
                                                                                    ---------      ---------

                            CNB, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                1999               1998
                                                            -----------      -----------
                                                                       (thousands)
INTEREST INCOME
  Interest and fees on loans                                $     4,398      $     3,713
  Interest on investment securities held to maturity                 47              104
  Interest on investment securities available for sale              756              832
  Interest on federal funds sold                                    255              298
  Interest on interest bearing deposits                             129               79
                                                            -----------      -----------
    Total Interest Income                                         5,585            5,026

INTEREST EXPENSE
  Interest on deposits                                            2,171            2,155
  Interest on notes payable                                        --                  7
  Interest on short-term borrowings                                  69               74
                                                            -----------      -----------
    Total Interest Expense                                        2,240            2,236
                                                            -----------      -----------
        Net Interest Income                                       3,345            2,790

PROVISION FOR LOAN LOSSES                                           200               80
                                                            -----------      -----------
  Net Interest Income After Provision for Loan Losses             3,145            2,710

NON-INTEREST INCOME
  Service charges                                                   461              382
  Other fees and charges                                            226              188
  Gain on sale of securities                                       --                  2
                                                            -----------      -----------
    Total Non-Interest Income                                       687              572
                                                            -----------      -----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                  1,499            1,093
  Occupancy and equipment expenses                                  410              394
  Other operating expenses                                          775              675
                                                            -----------      -----------
    Total Non-interest Expense                                    2,684            2,162
                                                            -----------      -----------

Income Before Income Taxes                                        1,148            1,120
    Income Taxes                                                    400              388
                                                            -----------      -----------

NET INCOME                                                  $       748      $       732
                                                            -----------      -----------
                                                            -----------      -----------
Other Comprehensive Income (Loss), Net of Tax                       (91)              44
                                                            -----------      -----------
Comprehensive Income                                        $       657      $       776
                                                            -----------      -----------
                                                            -----------      -----------
EARNINGS PER SHARE (NOTE 3):

    Basic earnings per share                                $      0.13      $      0.15
                                                            -----------      -----------
                                                            -----------      -----------
    Average common shares outstanding                         5,648,450        4,856,770
                                                            -----------      -----------
                                                            -----------      -----------

    Diluted earnings per share                              $      0.13      $      0.15
                                                            -----------      -----------
                                                            -----------      -----------

    Diluted average common shares and share equivalents       5,710,424        4,942,648
                                                            -----------      -----------
                                                            -----------      -----------


                            CNB, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                                 1999          1998
                                                              --------      --------
                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    748      $    732
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                 229           219
     Provision for loan loss                                       200            80
     Investment securities (accretion) amortization, net          (279)           14
     Changes in assets and liabilities:
      Other assets                                                 542          (270)
      Other liabilities                                            269           304
                                                              --------      --------

      Net Cash Provided By Operating Activities                  1,709         1,079
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale          (20,391)       (3,894)
Purchases of investment securities held to maturity             (8,754)         --
Proceeds from maturities of securities available for sale       19,387         2,973
Proceeds from maturities of securities held to maturity            314           544
Proceeds from called securities available for sale               3,000         1,100
Net increase in loans                                          (13,383)         (864)
Purchases of premises and equipment, net                        (1,615)         (232)
                                                              --------      --------

      Net Cash Used In Investing Activities                    (21,442)         (373)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                             (2,214)        9,973
Securities sold under repurchase agreements                     (5,762)       (3,145)
Repayment of note payable                                         --          (1,450)
Cash dividend                                                     (243)         (243)
Issuance of common stock                                        11,362          --
Exercise of options                                                  6          --
                                                              --------      --------

      Net Cash Provided By Financing Activities                  3,149         5,135
                                                              --------      --------


Net (Decrease) Increase in Cash and Cash Equivalents           (16,584)        5,841

Beginning of period                                             48,887        39,857
                                                              --------      --------

Cash and Cash Equivalents at End of Period                    $ 32,303      $ 45,698
                                                              --------      --------
                                                              --------      --------
SUPPLEMENTAL DISCLOSURES:
      Interest Paid                                           $  2,329      $  2,207
                                                              --------      --------
                                                              --------      --------
      Taxes Paid                                              $     64      $   --
                                                              --------      --------
                                                              --------      --------

                            CNB, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

NOTE 2. CONSOLIDATION
The consolidated financial statements include the accounts of CNB, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  EARNINGS PER SHARE
Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding in the periods ended March 31, 1999 and 1998.

NOTE 4.  COMPREHENSIVE INCOME
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for March 31, 1999 and 1998.

                                              Three Months Ended March 31,
                                                   1999        1998
                                                  -----        -----
Net Income                                        $ 748        $ 732
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities:
     Unrealized Gains (Losses) on Securities
     Arising During the Period                     (267)          54
  Less: Reclassification Adjustment                (176)          10
                                                  -----        -----
Total Unrealized Gains (Losses), Net of Tax
  Recognized in Other Comprehensive Income          (91)          44
                                                  -----        -----
Comprehensive Income, Net of Tax                  $ 657        $ 776
                                                  -----        -----
                                                  -----        -----


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

NOTE 7. INITIAL PUBLIC OFFERING During the first quarter of 1999, the Company sold 1,250,000 shares of common stock and received proceeds from the issuance of approximately $11.4 million, net of underwriting discount and expenses.

                             CNB INC. AND SUBSIDIARY
                        SELECTED QUARTERLY FINANCIAL DATA

                                                          March 31,
                                                    1999                1998              Change%
                                                -----------        -------------         ---------

DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
-----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income                           $     5,585       $     5,026                11%
Total interest expense                               (2,240)           (2,236)               --
                                                  -----------      -----------
Net interest income                                   3,345             2,790                20
Provision for loan losses                              (200)              (80)              150
                                                  -----------      -----------
Net interest income after
      Provision for loan losses                       3,145             2,710                16
Non-interest income                                     687               572                20
Non-interest expense                                 (2,684)           (2,162)               24
                                                  -----------      -----------
Income before taxes                                   1,148             1,120                 3
Income taxes                                           (400)             (388)                3
                                                  -----------      -----------
Net income                                      $       748       $       732                 2
                                                  -----------      -----------
                                                  -----------      -----------
-----------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic earnings                                  $      0.13        $      0.15              (13)%
Diluted earnings                                       0.13               0.15              (13)
Book value                                             6.99               6.09               15
Dividends                                              0.05               0.05               --
Actual shares outstanding                         6,107,970          4,856,770               26
Weighted average shares outstanding               5,648,450          4,856,770               16
Diluted weighted average shares outstanding       5,710,424          4,942,648               16

-----------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on average assets                               0.98%              1.08%              (9)%
Return on average shareholders' equity                 7.84              10.12              (23)
Dividend payout                                       38.46              33.33               15
Efficiency ratio                                      66.57              64.31                4
Total risk-based capital ratio                        21.71              18.75               16
Average shareholders' equity to
  average assets                                      12.48              10.68               17
Tier 1 leverage                                       13.29              10.15               31

-----------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets                                          $   315,653        $   279,546               13%
Total loans, net                                    198,323            158,938               25
Total deposits                                      262,895            241,417                9
Shareholders' equity                                 42,691             29,558               44
-----------------------------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW
         The following analysis reviews important factors affecting the financial condition and results of operations of CNB, Inc. for the three months ended March 31, 1999 and 1998. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank, ("the Bank") included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1998. The analysis contains forward- looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

          On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB". The Company issued and sold 1,250,000 shares of common stock during its initial public offering at $10.25. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. This increased capital will support the Company's growth into the Jacksonville market and expansion in the Gainesville market.


RESULTS OF OPERATIONS

         The Company's earnings for the three month period ended March 31, 1999 were $748,000 or $0.13 per diluted share. This compares to $732,000 or $0.15 per diluted share for the same period in 1998. These first quarter results reflected growth in net interest income after provision for loan losses and in non-interest income, as well as planned expense growth related to expansion in the Jacksonville and Gainesville markets. Per share earnings for 1999 compared to 1998 were adversely impacted by the Company's initial public offering completed January 29, 1999. Weighted average shares outstanding increased 16.3% from 4,856,770 in 1998 to 5,648,450 for the period ended March 31, 1999.

NET INTEREST INCOME
         Net interest income, the primary source of revenue for the Bank, was $3.3 million for the first quarter of 1999, an increase of $555,000, or 19.9%, from the first quarter of 1998. This increase was substantially the result of growth in the loan portfolio. Total average earning assets increased by $34.0 million, or 13.5% to $285.5 million in 1999, compared to $251.5 million in 1998.

         Net interest margin increased to 4.75% from 4.50% reflecting the increase in earning assets and interest income attributable to the growth in loan volume and interest and fees on loans. Total earning asset yields decreased to 7.93% in 1999 from 8.10%, while rates on interest-bearing liabilities also decreased to 3.90% from 4.28% in 1998. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 1999 and 1998. Table 1a:
"Analysis of Changes in Interest Income and Expense" indicates that the change in interest income was due mainly to volume increases in the loan portfolio.

                  TABLE 1: AVERAGE BALANCES - YIELDS AND RATES
                                   (Unaudited)

                                            MARCH 31, 1999                           MARCH 31, 1998
                                   ----------------------------------       ----------------------------------
                                                   Interest                             Interest
                                   Average        Income or   Average       Average    Income or     Average
                                   Balance         Expense     Rate         Balance     Expense        Rate
                                   --------      ---------   --------     ---------    ----------    -------
                                                             (DOLLARS IN THOUSANDS)
ASSETS:
  Federal funds sold               $ 22,163      $    255     4.67%       $ 22,995     $    298         5.26%
  Investment securities
    available for sale               55,038           756     5.57          54,969          832         6.14
  Investment securities
    held to maturity                  3,671            47     5.19           7,900          104         5.34
  Loans (1)                         193,593         4,398     9.21         159,902        3,713         9.42
  Interest bearing deposits          11,055           129     4.73           5,769           79         5.55
                                   --------      ---------   --------     ---------    ----------    -------

TOTAL EARNING ASSETS                285,520         5,585     7.93         251,535        5,026         8.10
  All other assets                   24,659                                 23,318
                                   --------                               --------
TOTAL ASSETS                       $310,179                               $274,853
                                   --------                               --------
                                   --------                               --------
LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets            $ 76,616      $    379     2.01%       $ 66,092      $   415         2.55%
  Savings                            17,012            63     1.50          15,819           76         1.95
  Time deposits                     133,026         1,729     5.27         123,673        1,664         5.46
  Short term borrowings               6,531            69     4.28           5,875           74         5.11
  Notes payable and debentures         --            --        --              338            7         8.09
                                   --------      ---------   --------     ---------    ----------    -------

TOTAL INTEREST BEARING
  LIABILITIES                       233,185         2,240     3.90         211,797        2,236         4.28
  Demand deposits                    37,026                                 31,039
  Other liabilities                   1,262                                  2,668
  Shareholders' equity               38,706                                 29,349
                                   --------                               --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $310,179                               $274,853
                                   --------                               --------
                                   --------                               --------
INTEREST SPREAD (2)                                           4.03%                                     3.82%
                                                             -------                                 -------
                                                 --------    -------                    -------      -------
NET INTEREST INCOME                              $  3,345                               $ 2,790
                                                 --------                               -------
                                                 --------                               -------
NET INTEREST MARGIN (3)                                       4.75%                                     4.50%
                                                            -------                                  -------
                                                            -------                                  -------

------------------------
(1) Interest income on average loans includes loan fee recognition of $ 165,000 and $128,000 in 1999 and 1998, respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                   (Unaudited)

                                                 NET CHANGE MARCH 31,               NET CHANGE MARCH 31,
                                              1998-1999 ATTRIBUTABLE TO:         1997-1998 ATTRIBUTABLE TO:
                                            -------------------------------    -----------------------------
                                                                      NET                                NET
                                            VOLUME (1)   RATE (2)    CHANGE     VOLUME (1) RATE (2)    CHANGE
                                            ----------   --------    ------     ---------- --------    ------
                                                                        (THOUSANDS)
INTEREST INCOME:
   Federal funds sold                           $ (11)     $ (32)     $ (43)     $ 116      $   6      $ 122
   Investment securities available for sale         1        (77)       (76)       (65)        14        (51)
   Investment securities held to maturity         (56)        (1)       (57)       (26)        (2)       (28)
   Loans                                          782        (97)       685        232        (15)       217
   Interest bearing deposits                       73        (23)        50         79         (2)        77
                                                -----      -----      -----      -----      -----      -----
      Total                                       789       (230)       559        336          1        337
                                                -----      -----      -----      -----      -----      -----

INTEREST EXPENSE:
   NOW and money markets                           66       (102)       (36)        11         19         30
   Savings                                          5        (18)       (13)         4       --            4
   Time deposits                                  126        (61)        65        107         66        173
   Short term borrowings                            7        (12)        (5)        21          3         24
   Notes payable and debentures                    (7)      --           (7)       (43)      --          (43)
                                                -----      -----      -----      -----      -----      -----
      Total                                       197       (193)         4        100         88        188
                                                -----      -----      -----      -----      -----      -----
         Net interest income                    $ 592      $ (37)     $ 555      $ 236      $ (87)     $ 149
                                                -----      -----      -----      -----      -----      -----
                                                -----      -----      -----      -----      -----      -----

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

NON-INTEREST INCOME
         Non-interest income for the quarter ended March 31, 1999 was $687,000, an increase of $115,000 or 20.1% from the first quarter of 1998. Service charges on deposit accounts increased $79,000 or 20.7% in March 1999, compared to the same period in 1998. This increase was attributed to a new fee rate schedule that went into effect March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees, had an increase of $36,000 or 18.9% in March 1999 compared to March 1998. As a percentage of average assets, there was an increase to 0.90% from 0.84%.

NON-INTEREST EXPENSE
         Non-interest expense increased in the first quarter of 1999 by 24.1% to $2.7 million compared to $2.2 million for the first quarter of 1998. Non-interest expense as a percentage of average assets for the first quarter of 1999 and 1998 was 3.51% and 3.19%, respectively. Salaries and employee benefits increased $406,000 or 37.1% to $1.5 million in March 1999, compared to $1.1 million for the same period in 1998. This increase is due mainly to the implementation of the Company's business plan to build an organization structure supporting expansion into the Jacksonville and Gainesville markets. During the first quarter in 1999, the Bank began staffing its loan production efforts in the Jacksonville market. CNB also plans to open a temporary branch facility in May 1999. First quarter 1999 non-interest expense also included a $135,000 charge related to the management changes announced in March with the naming of Bennett Brown as President and Chief Operating Officer of CNB National Bank and the resignation of the former President.

         Other operating expenses increased $100,000, or 14.8%, in 1999 compared to 1998. The following table details the areas of significance in other operating expenses.

                              TABLE 2:  OTHER OPERATING EXPENSES

                                                        Three Months Ended March 31,
                                                            1999        1998
                                                          ---------  ----------
                                                              (thousands)
          Data processing                                    $144     $126
          Postage and delivery                                105       91
          Advertising and promotion                            87       84
          Other                                                86       72
          Telephone                                            78       62
          Supplies                                             75       58
          Legal and professional                               55       38
          Amortization of intangible assets                    45       48
          Loan expenses                                        36       37
          Regulatory fees                                      35       33
          Administrative                                       29       26
                                                             ----     ----
          Total other operating expenses                     $775     $675
                                                             ----     ----
                                                             ----     ----



INCOME TAXES
         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying rate to such interim pre-tax income. The Company's estimated tax rate for 1999 is 35%.


EARNING ASSETS
LOANS
         During the first quarter of 1999, average loans were $193.6 million and were 73.4% of average deposits, compared to $159.9 million and 67.6% for 1998. Total loans have increased by $13.3 million, or 7.1%, since December 31, 1998. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. The following table compares the composition of the Company's loan portfolio as of March 31, 1999, to December 31, 1998.

                       TABLE 3: LOAN PORTFOLIO COMPOSITION

                                                                 March 31,                   December 31,
         Types of Loans                                             1999                        1998
                                                                --------------              --------------
                                                                               (thousands)
         Commercial, financial and agricultural                 $      92,793              $        85,208
         Real estate - mortgage                                        75,044                       72,357
         Real estate - construction                                    11,683                        8,527
         Installment and consumer lines                                20,806                       20,923
                                                                     --------                     --------

         Total loans, net of unearned discount                        200,326                      187,015
         Less: allowance for loan losses                               (2,003)                      (1,875)
                                                                    ---------                     ---------

         Net loans                                              $     198,323              $       185,140
                                                                    ---------                     ---------
                                                                    ---------                     ---------

         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on March 31, 1999. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                                   TABLE 4:  MATURITY SCHEDULE OF SELECTED LOANS
                                                  March 31, 1998

                                           0-12       1-5      Over 5
                                          Months     Years      Years      Total
                                         --------   --------   --------   --------
                                                          (thousands)
Commercial, financial and agricultural   $  6,607   $ 48,625   $ 37,561   $ 92,793
Real estate - construction                 11,683       --         --       11,683
All other loans                             4,344     29,013     62,493     95,850
                                         --------   --------   --------   --------

Total                                    $ 22,634   $ 77,638   $100,054   $200,326
                                         --------   --------   --------   --------
                                         --------   --------   --------   --------

Fixed interest rate                      $  9,785   $ 54,943   $ 34,318   $ 99,046
Variable interest rate                   $ 12,849   $ 22,695   $ 65,736   $101,280


LOAN QUALITY

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on March 31, 1999, was 1.00% of total loans, compared to 0.91% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                             March 31,
                                                    1999                         1998
                                          -------------------------  -------------------------
                                                     Percent of                   Percent of
                                                    Loans in Each                Loans in Each
                                                     Category to                  Category to
                                          Amount     Total Loans       Amount     Total Loans
                                          ------    -------------      ------    -------------
                                                            (dollars in thousands)
Commercial, financial
   and agricultural                       $1,068            46%        $  892            44%
Real estate - mortgage                       131            38%           120            43%
Real estate- construction                     15             6%             6             2%
Consumer                                     744            10%           447            11%
Unallocated                                   45            --             --            --
                                          ------        -------        ------        -------
Total                                     $2,003           100%        $1,465           100%
                                          ------        -------        ------        -------
                                          ------        -------        ------        -------


         Total Non-Performing Assets decreased by $914,000 or 45.1% to $1.1 million on March 31, 1999, compared to $2.0 million on December 31, 1998. Non-performing assets as a percentage of total assets decreased to 0.35% on March 31, 1999 from 0.65% on December 31, 1998. Non-accrual loans have decreased $672,000 since December 31, 1998. This decrease was due to changes in five loans, including $413,000 principal reductions on two loans. Other real estate owned and repossessions decreased by $314,000, which is largely due to the sale of two commercial properties being sold.


                         TABLE 6: NON-PERFORMING ASSETS

                                           March 31,        December 31,
                                             1999               1998
                                          ----------        ------------
                                              (dollars in thousands)
Non-accrual loans                         $  721                $1,393
Past due loans 90 days or
   more and still accruing                    94                    22
Other real estate owned
   and repossessions                         299                   613
                                          ------                ------
Total non-performing assets               $1,114                $2,028
                                          ------                ------
                                          ------                ------
Percent of Total Assets                     0.35%                 0.65%



         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first three month period of 1999 as compared to 1998.

                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                                                    March 31,
                                                                            1999                  1998
                                                                            ----                  ----
                                                                             (dollars in thousands)
         Allowance for loan loss balance applicable to:
         Balance at beginning of quarter                               $    1,875            $    1,495
         Loans charged-off:
            Commercial, financial and agricultural                             73                    34
            Real estate, mortgage                                               -                     3
            Consumer                                                           74                    89
                                                                         --------              --------
               Total loans charged-off                                      (147)                 (126)
         Recoveries on loans previously charged-off:
            Commercial, financial and agricultural                             67                     8
            Real estate, mortgage                                               -                     -
            Consumer                                                            8                     8
                                                                        ---------             ---------
               Total loan recoveries                                           75                    16
                                                                         --------             ---------
                 Net loans charged-off                                       (72)                 (110)
                                                                         --------              --------

         Provision for loan losses charged to expense                        200                     80
                                                                          -------             ---------
         Ending balance                                                $    2,003            $    1,465
                                                                          -------             ---------
                                                                          -------             ---------

         Total loans outstanding                                       $  200,326            $  160,403
         Average loans outstanding                                     $  193,593            $  159,902

         Allowance for loan losses to loans outstanding                     1.00%                 0.91%
         Net charge-offs to average loans outstanding, annualized           0.15%                 0.28%


INVESTMENT PORTFOLIO

         When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the Company flexibility, and in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services. The investment securities available for sale are carried at fair market value and had an unrealized gain, net of taxes, of approximately $327,000 on March 31, 1999 as compared to $418,000 on December 31, 1998. Unrealized gains or losses are recorded as adjustments to shareholders' equity but are not included in the Company's net income; however, they are included in comprehensive income.

         The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

           TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES (1)
                                 MARCH 31, 1999

(DOLLARS IN THOUSANDS)                         Held to Maturity                               Available for Sale
-------------------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated              Amortized      Estimated
                                             Cost         Market Value               Cost       Market Value
                                         ------------     ------------           ------------   ------------
U.S. Treasury:
   One year or less                      $          -     $          -            $      8,998   $      9,045
   Over one through five years                      -                -                   8,971          9,218
                                         ------------     ------------            ------------   ------------
Total U.S. Treasury                                 -                -                  17,969         18,263

 U.S. Government Agencies
 and Corporations:
   One year or less                                 -                -                  11,967         11,963
   Over one through five years                      -                -                  20,000         20,075
   Over five through ten years                  8,754            8,755                       -              -
                                         ------------     ------------            ------------   ------------
Total U.S. Government Agencies                  8,754            8,755                  31,967         32,038
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over one through five years                      -               -                      636            647
   Over five through ten years                      -               -                      337            345
   Over ten years                                   -               -                      608            650
                                         ------------     ------------            ------------   ------------
Total Obligations of State and                      -               -                    1,581          1,642
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over one through five years                  2,621           2,615                        -              -
   Over five through ten years                      -               -                    1,281          1,283
   Over ten years                                   -               -                    2,328          2,349
                                         ------------     ------------            ------------   ------------
Total Mortgage-Backed Securities                2,621           2,615                    3,609          3,632

Other Securities:
   Over ten years (3)                               -                -                   1,855          1,927
                                         ------------     ------------            ------------   ------------
Total Other Securities                              -                -                   1,855          1,927
                                         ------------     ------------            ------------   ------------
Total Securities                         $     11,375     $     11,370            $     56,981   $     57,502
                                         ------------     ------------            ------------   ------------
                                         ------------     ------------            ------------   ------------

---------------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                 MARCH 31, 1999      DECEMBER 31,1998              MARCH 31, 1998
                                                 --------------      ----------------              --------------
           One Year or Less                          5.44%                 5.23%                       5.69%
           Over One through Five Years               6.07%                 6.26%                       6.13%
           Over Five through Ten Years               5.68%                 5.82%                       6.40%
           Over Ten Years (1)                        5.62%                 5.91%                       6.51%

---------------
           (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

OTHER EARNING ASSETS
         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.


FUNDING SOURCES
DEPOSITS
         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 1999 and December 31, 1998.


                            TABLE 10: TOTAL DEPOSITS

                                                                            March 31,       December 31,
                                                                               1999            1998
                                                                          ----------        ------------
                                                                                   (thousands)
         Non-interest bearing:
                 Demand checking                                          $   38,581        $   35,701
         Interest bearing:
                 NOW checking                                                 46,386            49,158
                 Money market checking                                        29,831            26,966
                 Savings                                                      17,310            16,371
                 Certificates of deposit                                     130,787           136,913
                                                                          ----------        ----------

         Total deposits                                                   $  262,895        $  265,109
                                                                          ----------        ----------
                                                                          ----------        ----------

LIQUIDITY

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $99.4 million and represented 37.7% of average total deposits during the first quarter of 1999, compared to $93.7 million and 39.6% for 1998. Average loans were 73.4% and 67.6% of average deposits for the three month period ended March 31, 1999 and 1998, respectively.

         Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 85.4% of total deposits in the first quarter of 1999 and 84.3% for the period ended December 31, 1998. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

             TABLE 11: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                 MARCH 31, 1999
                             (dollars in thousands)

                                                                          Amount
                                                                         --------
                           Three months or less                          $ 11,269
                           Three through six months                         7,283
                           Six through twelve months                        9,525
                           Over twelve months                              10,338
                                                                         --------
                           Total                                         $ 38,415
                                                                         --------
                                                                         --------

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

         The first phase of the plan has been completed and the Company has substantially completed the second and third phases. The first phase involved assessing all computer controlled systems, including computer systems of the Company's vendors, items processing, ATMs, telecommunications, security and alarm, elevator, telephone, HVAC, and environmental systems with embedded microchips. The Company's local area network has been evaluated and is Year 2000 compliant.

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

         The testing, validation and implementation phases are substantially completed. During the remainder of 1999, additional testing and re-testing will be performed, and every effort will be made to ensure the conversion from 1999 to the Year 2000 is uneventful. The Company has contingency plans in place for the mission critical system in the event of unforeseen difficulties to minimize any disruptions. The contingency plan also includes specific recovery plans for each core business process that considers the minimum level of acceptable output.

         The vast majority of the Company's processing needs are outsourced to two outside vendors, and the Company is monitoring their Year 2000 compliance progress closely. The Company has participated during the fourth quarter of 1998 with on-site testings of the vendors' systems. This testing is substantially completed with no complications reported. The Comptroller also has been reviewing the efforts of the Company's vendors and thus far has expressed satisfaction with their progress.

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

         The costs associated with the Company's Year 2000 issues are not expected to have a material impact on the results of the operations or financial condition of the Company. The total two year budget for Year 2000 costs over 1998 and 1999 is $150,000, with $121,000 spent through March 1999.

         There can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. The Company believes that the failure of third parties to address their Year 2000 problems in a timely fashion presents the greatest likelihood of the Company not being fully Year 2000 compliant. Such a failure could materially adversely impact the Company's operations, the estimated costs of the Year 2000 plan and the target dates for completion. The effect of non-compliance by third parties is not determinable at this time. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records or process transactions. The amount of potential liability, if any, and lost revenue cannot be reasonably estimated at this time.

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% or risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at March 31, 1999 compared to 1998 are as follows:


                            TABLE 12: CAPITAL RATIOS

                                             March 31,            Well Capitalized          Regulatory
                                        1999         1998              Requirements           Minimums
                                    ------------ ------------          ------------           --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio               20.7%       17.8%                  6.0%                4.0%

     Total Capital to
       Risk-Weighted Assets             21.7%       18.7%                 10.0%                8.0%

Tier 1 Leverage Ratio                   13.3%       10.2%                  5.0%                4.0%

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. The Company attempts to maintain a cumulative gap position equaling plus, or minus 20% of total assets.

         The Company's gap and liquidity positions are formally reviewed quarterly by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes of plus and minus 1%. In the Company's analysis, current average rates within the repricing periods of affected balance sheet categories are adjusted to a historical percentage of market change according to each rate shock scenario. The adjusted rates are then substituted in interest computations and compared to actual results. These efforts will continue to provide the tools necessary in the Company's attempt to maximize its primary earnings factor-net interest income. The Company is always looking for ways to enhance the process of measuring the possible impact of change in market rates.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         In Table 13, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 1999, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 1999 should not necessarily be considered to apply at subsequent dates.

                                        TABLE 13: RATE SENSITIVITY ANALYSIS
                                                   March 31, 1999

(dollars in thousands)                                                                                                       Fair
                                      1 Year     2 Years      3 Years     4 Years      5 Years        Beyond     Total      Value
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------
INTEREST-EARNING ASSETS:

Loans
     Fixed rate loans               $     9,785  $    9,084   $   13,123  $   12,399   $   20,337    $ 34,318   $ 99,046   $ 99,572
       Average interest rate              9.33%       9.65%        9.10%       9.27%        8.27%       8.30%      8.84%

     Variable rate loans                 12,849       6,807        7,010       3,743        5,135      65,736    101,280    101,280
       Average interest rate              8.61%       9.26%        8.14%       8.58%        8.48%       8.22%      8.36%

Investment securities (1)
     Fixed rate investments              20,965       6,173        5,594         268       20,193      11,058     64,251     64,677
       Average interest rate              5.44%       5.80%        6.51%       6.09%        6.04%       5.69%      5.80%

     Variable rate investments               --          --           --          --           --       2,250      2,250      2,268
       Average interest rate                                                                            5.58%      5.58%

Federal funds sold                        9,825          --           --          --           --          --      9,825      9,825
       Average interest rate              4.68%                                                                    4.68%

Other earning assets (2)                 12,894          --           --          --           --          --     12,894     12,894
       Average interest rate              5.03%                                                                    5.03%
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------

Total interest-earning assets       $    66,318  $   22,064   $   25,727  $   16,410   $   45,665    $113,362   $289,546   $290,516
       Average interest rate              6.44%       8.45%        8.28%       9.06%        7.51%       7.95%      7.67%
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------

INTEREST-BEARING LIABILITIES:

NOW (3)                             $    13,916  $       --   $       --  $       --   $       --    $ 32,470   $ 46,386   $ 46,386
       Average interest rate              1.16%                                                         1.16%      1.16%

Money market (4)                         27,565          --           --          --           --       2,266     29,831     29,831
       Average interest rate              3.83%                                                         1.49%      3.65%

Savings (3)                               5,193          --           --          --           --      12,117     17,310     17,310
       Average interest rate              1.41%                                                         1.41%      1.41%

CD's $100,000 and over                   28,077       8,362        1,352         624           --          --     38,415     38,183
       Average interest rate              5.40%       6.22%        6.05%       5.67%                               5.61%

CD's under $100,000                      75,642       9,542        4,775       2,047          301          65     92,372     91,991
       Average interest rate              4.86%       5.37%        5.63%       5.50%        5.89%       6.04%      4.97%

Securities sold under
   repurchase agreements                  6,808          --           --          --           --          --      6,808      6,808
       Average interest rate              4.40%                                                                    4.40%

Notes payable                                --          --           --          --           --          --         --         --
       Average interest rate
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------
Total interest-bearing liabilities  $   157,201  $   17,904   $    6,127  $    2,671   $      301    $ 46,918   $231,122   $230,509
       Average interest rate              4.31%       5.77%        5.72%       5.54%        5.89%       1.25%      3.86%
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------
                                    -----------  ----------   ----------  ----------   ----------    --------   --------   --------

----------------------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $521,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Thirty percent of all NOW and Savings accounts have been designated as maturing within one year.
(4) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                     PART II
                                OTHER INFORMATION

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

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         Item 3.  Defaults Upon Senior Securities - Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders - There were no matters submitted to a vote of security holders during the three months ended March 31, 1999.

         Item 5.  Other Information - Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K -

         (a)      Exhibits:

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  On January 13, 1999, the Company filed a Form 8-K to report the unaudited 1998 results.

                  On March 16, 1999, the Company filed a Form 8-K to report the resignation of Corey J. Coughlin as President and Chief Operating Officer of CNB National Bank and Executive Vice President of CNB, Inc. and the hiring of Bennett Brown as President and Chief Operating Officer of CNB National Bank and Executive Vice President of CNB, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        CNB, INC.
                                               ---------------------------------
                                                       (Registrant)


                                       By:     /s/ G. Thomas Frankland
                                               ---------------------------------
                                               G. Thomas Frankland
                                               Executive Vice President
                                               and Chief Financial Officer

                                       Date:   May 6, 1999