Form 10-Q
period 1999-06-30
CNB FLORIDA BANCSHARES INC
filed 1999-08-16
CIK 852618

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-25988

                            ------------------------

                          CNB FLORIDA BANCSHARES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                  FLORIDA                              59-2958616
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

            POST OFFICE BOX 3239                          32056
          201 NORTH MARION STREET                      (Zip Code)
             LAKE CITY, FLORIDA
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 755-3240

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JULY 31, 1999 WAS 6,108,570 SHARES, $0.01 PAR VALUE PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CNB, FLORIDA BANCSHARES, INC.
                         FINANCIAL REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)

        Consolidated Statement of Financial Condition.................................           3
        Consolidated Statement of Income..............................................           4
        Consolidated Statement of Cash Flows..........................................           6
        Notes to Consolidated Financial Statements....................................           7
        Selected Financial Data.......................................................           9

        Item 2. Management's Discussion and Analysis of Financial Conditionand Results
                of Operations

        Overview......................................................................          10
        Results of Operations.........................................................          10
        Earning Assets................................................................          13
        Funding Sources...............................................................          18
        Liquidity.....................................................................          18
        Year 2000 Compliance..........................................................          19
        Capital Resources.............................................................          20

        Item 3. Quantitative and Qualitative Disclosure About Market Risk.............          21

PART II--OTHER INFORMATION
        Item 1. Legal Proceedings.....................................................          23

        Item 2. Changes in Securities.................................................          23

        Item 3. Defaults Upon Senior Securities.......................................          23

        Item 4. Submission of Matters to a Vote of Security Holders...................          23

        Item 5. Other Information.....................................................          23

        Item 6. Exhibits and Reports on Form 8-K......................................          23

                                     PART I
                             FINANCIAL INFORMATION
                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                                      DECEMBER
                                                                                          JUNE 30,      31,
                                                                                            1999        1998
                                                                                         ----------  ----------
                                                                                              (THOUSANDS)
                                                    ASSETS
Cash and cash equivalents:
  Cash and due from banks..............................................................  $   11,621  $   12,630
  Federal funds sold...................................................................       5,750      25,250
  Interest bearing deposits in other banks.............................................      11,190      11,007
                                                                                         ----------  ----------
      Total cash and cash equivalents..................................................      28,561      48,887
Investment securities available for sale...............................................      43,417      59,337
Investment securities held to maturity.................................................      11,007       2,940
Loans:
  Commercial, financial and agricultural...............................................     104,171      85,208
  Real estate--mortgage................................................................      79,183      72,357
  Real estate--construction............................................................      12,140       8,527
  Installment and consumer.............................................................      21,362      20,923
                                                                                         ----------  ----------
      Total loans, net of unearned income..............................................     216,856     187,015
Less: Allowance for loan losses........................................................      (2,170)     (1,875)
                                                                                         ----------  ----------
      Net loans........................................................................     214,686     185,140

Premises and equipment, net............................................................      12,436      10,754
Other assets...........................................................................       4,709       4,507
                                                                                         ----------  ----------
      TOTAL ASSETS.....................................................................  $  314,816  $  311,565
                                                                                         ----------  ----------
                                                                                         ----------  ----------
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing demand..........................................................  $   39,132  $   35,701
  Savings, NOW and money market........................................................      93,349      92,495
  Time (under $100,000)................................................................      90,117      95,369
  Time ($100,000 and over).............................................................      40,810      41,544
                                                                                         ----------  ----------

      Total deposits...................................................................     263,408     265,109
Securities sold under repurchase agreements............................................       6,212      12,570
Other liabilities......................................................................       2,481       2,990
                                                                                         ----------  ----------
      Total liabilities................................................................     272,101     280,669
                                                                                         ----------  ----------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized; no shares issued or
  outstanding..........................................................................      --          --
Common stock; $.01 par value, 10,000,000 shares authorized; 6,108,570 and 4,856,770
  shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively...          61          49
Additional paid-in capital.............................................................      30,830      19,465
Retained earnings......................................................................      11,949      10,964
Accumulated other comprehensive income, net of tax.....................................        (125)        418
                                                                                         ----------  ----------
      Total shareholders' equity.......................................................      42,715      30,896
                                                                                         ----------  ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................................  $  314,816  $  311,565
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                           1999          1998
                                                                                       ------------  ------------

                                                                                              (THOUSANDS)
INTEREST INCOME
  Interest and fees on loans.........................................................  $      9,027  $      7,638
  Interest on investment securities held to maturity.................................           202           194
  Interest on investment securities available for sale...............................         1,479         1,576
  Interest on federal funds sold.....................................................           376           720
  Interest on interest bearing deposits..............................................           267           160
                                                                                       ------------  ------------
    Total interest income............................................................        11,351        10,288
INTEREST EXPENSE
  Interest on deposits...............................................................         4,290         4,393
  Interest on notes payable..........................................................       --                  7
  Interest on short-term borrowings..................................................           127           157
                                                                                       ------------  ------------
    Total interest expense...........................................................         4,417         4,557
                                                                                       ------------  ------------
      Net interest income............................................................         6,934         5,731
PROVISION FOR LOAN LOSSES............................................................           510           230
                                                                                       ------------  ------------
  Net interest income after provision for loan losses................................         6,424         5,501
NON-INTEREST INCOME
  Service charges....................................................................           999           853
  Other fees and charges.............................................................           431           282
  Gain on sale of securities.........................................................       --                  2
                                                                                       ------------  ------------
    Total non-interest income........................................................         1,430         1,137
                                                                                       ------------  ------------
NON-INTEREST EXPENSE
  Salaries and employee benefits.....................................................         2,979         2,256
  Occupancy and equipment expenses...................................................           884           794
  Other operating expenses...........................................................         1,640         1,404
                                                                                       ------------  ------------
    Total non-interest expense.......................................................         5,503         4,454
                                                                                       ------------  ------------
Income before income taxes...........................................................         2,351         2,184
    Income taxes.....................................................................           818           755
                                                                                       ------------  ------------

NET INCOME...........................................................................  $      1,533  $      1,429
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Other comprehensive (loss) income, net of tax........................................          (543)           48
                                                                                       ------------  ------------
Comprehensive income.................................................................  $        990  $      1,477
                                                                                       ------------  ------------
                                                                                       ------------  ------------
EARNINGS PER SHARE (NOTE 3):
  Basic earnings per share...........................................................  $       0.26  $       0.29
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Average common shares outstanding..................................................     5,879,745     4,856,770
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Diluted earnings per share.........................................................  $       0.26  $       0.29
                                                                                       ------------  ------------
                                                                                       ------------  ------------
  Diluted average common shares and share equivalents................................     5,953,273     4,942,648
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                  -------------------------------
                                                                                       1999             1998
                                                                                  ---------------  --------------

                                                                                            (THOUSANDS)
INTEREST INCOME
  Interest and fees on loans....................................................   $       4,629    $      3,925
  Interest on investment securities held to maturity............................             155              90
  Interest on investment securities available for sale..........................             723             744
  Interest on federal funds sold................................................             121             422
  Interest on interest bearing deposits.........................................             138              81
                                                                                  ---------------  --------------
    Total interest income.......................................................           5,766           5,262
INTEREST EXPENSE
  Interest on deposits..........................................................           2,119           2,238
  Interest on notes payable.....................................................        --               --
  Interest on short-term borrowings.............................................              58              83
                                                                                  ---------------  --------------
    Total interest expense......................................................           2,177           2,321
                                                                                  ---------------  --------------
      Net interest income.......................................................           3,589           2,941
PROVISION FOR LOAN LOSSES.......................................................             310             150
                                                                                  ---------------  --------------
  Net interest income after provision for loan losses...........................           3,279           2,791
NON-INTEREST INCOME
  Service charges...............................................................             538             441
  Other fees and charges........................................................             205             124
  Gain on sale of securities....................................................        --               --
                                                                                  ---------------  --------------
    Total non-interest income...................................................             743             565
                                                                                  ---------------  --------------
NON-INTEREST EXPENSE
  Salaries and employee benefits................................................           1,480           1,163
  Occupancy and equipment expenses..............................................             474             400
  Other operating expenses......................................................             865             729
                                                                                  ---------------  --------------
    Total non-interest expense..................................................           2,819           2,292
                                                                                  ---------------  --------------
Income before income taxes......................................................           1,203           1,064
    Income taxes................................................................             418             367
                                                                                  ---------------  --------------
NET INCOME......................................................................   $         785    $        697
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
Other comprehensive (loss) income, net of tax...................................            (452)              4
                                                                                  ---------------  --------------
Comprehensive income............................................................   $         333    $        701
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
EARNINGS PER SHARE (NOTE 3):
  Basic earnings per share......................................................   $        0.13    $       0.14
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
  Average common shares outstanding.............................................       6,108,497       4,856,770
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
  Diluted earnings per share....................................................   $        0.13    $       0.14
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
  Diluted average common shares and share equivalents...........................       6,186,011       4,942,648
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         1999            1998
                                                                                     -------------  --------------

                                                                                              (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................................................   $     1,533     $    1,429
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................           469            440
    Provision for loan loss........................................................           510            230
    Investment securities (accretion) amortization, net............................          (299)            34
    Changes in assets and liabilities:
      Other assets.................................................................            31           (532)
      Other liabilities............................................................          (508)           216
                                                                                     -------------  --------------
      Net cash provided by operating activities....................................         1,736          1,817
                                                                                     -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale..............................       (20,391)        (4,160)
Purchases of investment securities held to maturity................................        (8,754)        --
Proceeds from maturities of securities available for sale..........................        32,773          9,276
Proceeds from maturities of securities held to maturity............................           667          1,440
Proceeds from called securities available for sale.................................         3,000          2,100
Net increase in loans..............................................................       (30,056)       (14,347)
Purchases of premises and equipment, net...........................................        (2,062)          (446)
                                                                                     -------------  --------------
      Net cash used in investing activities........................................       (24,823)        (6,137)
                                                                                     -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits....................................................        (1,701)        16,559
Decrease in securities sold under repurchase agreements............................        (6,358)        (1,895)
Repayment of note payable..........................................................       --              (1,450)
Cash dividends paid................................................................          (548)          (486)
Issuance of common stock...........................................................        11,362         --
Exercise of options................................................................             6         --
                                                                                     -------------  --------------
      Net cash provided by financing activities....................................         2,761         12,728
                                                                                     -------------  --------------
Increase (decrease) in cash and cash equivalents...................................       (20,326)         8,408
Cash and cash equivalents at beginning of period...................................        48,887         39,857
                                                                                     -------------  --------------
Cash and cash equivalents at end of period.........................................   $    28,561     $   48,265
                                                                                     -------------  --------------
                                                                                     -------------  --------------
SUPPLEMENTAL DISCLOSURES:
      Interest paid................................................................   $     4,675     $    4,467
                                                                                     -------------  --------------
                                                                                     -------------  --------------
      Taxes paid...................................................................   $       755     $      685
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

NOTE 2. CONSOLIDATION

    The consolidated financial statements include the accounts of CNB Florida Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 3. EARNINGS PER SHARE

    Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended June 30, 1999 and 1998.

NOTE 4. COMPREHENSIVE INCOME

    Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and six months period ending June 30, 1999 and 1998.

                                                                                     SIX MONTHS           THREE MONTHS
                                                                                   ENDED JUNE 30,        ENDED JUNE 30,
                                                                                --------------------  --------------------
                                                                                  1999       1998       1999       1998
                                                                                ---------  ---------  ---------  ---------
Net Income....................................................................  $   1,533  $   1,429  $     785  $     697
Other Comprehensive Income (Loss), Net of Tax
  Unrealized (Losses) Gains on Securities:
    Unrealized (Losses) Gains on Securities
    Arising During the Period.................................................       (731)        71       (465)        17
  Less: Reclassification Adjustment...........................................       (188)        23        (13)        13
                                                                                ---------  ---------  ---------  ---------
Total Unrealized (Losses) Gains, Net of Tax
Recognized in Other Comprehensive Income......................................       (543)        48       (452)         4
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------
Comprehensive Income, Net of Tax..............................................  $     990  $   1,477  $     333  $     701
                                                                                ---------  ---------  ---------  ---------
                                                                                ---------  ---------  ---------  ---------

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                                 JUNE 30, 1999

                                  (UNAUDITED)

NOTE 5. NEW ACCOUNTING PRONOUNCEMENT

    In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). This statement, as amended, is effective for fiscal year 2001. The financial impact of the adoption of this statement has not been determined. However, the effect of the adoption of the statement is not expected to be material.

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

NOTE 8. COMPANY NAME CHANGE

    On May 19, 1999, the Company's shareholders approved a proposal to change the name of CNB, Inc. to CNB Florida Bancshares, Inc. The change was effective June 30, 1999.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                            SELECTED FINANCIAL DATA

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                                1999          1998       CHANGE %
                                                                            ------------  ------------  -----------
Dollars in thousands except per share information.
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income.....................................................  $     11,351  $     10,288          10%
Total interest expense....................................................        (4,417)       (4,557)         (3)
                                                                            ------------  ------------
Net interest income.......................................................         6,934         5,731          21
Provision for loan losses.................................................          (510)         (230)        122
                                                                            ------------  ------------
Net interest income after
  Provision for loan losses...............................................         6,424         5,501          17
Non-interest income.......................................................         1,430         1,137          26
Non-interest expense......................................................        (5,503)       (4,454)         24
                                                                            ------------  ------------
Income before taxes.......................................................         2,351         2,184           8
Income taxes..............................................................          (818)         (755)          8
                                                                            ------------  ------------
Net income................................................................  $      1,533  $      1,429           7
                                                                            ------------  ------------
                                                                            ------------  ------------
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic earnings............................................................  $       0.26  $       0.29         (10)%
Diluted earnings..........................................................          0.26          0.29         (10)
Book value................................................................          6.99          6.18          13
Dividends.................................................................          0.10          0.10      --
Actual shares outstanding.................................................     6,108,570     4,856,770          26
Weighted average shares outstanding.......................................     5,879,745     4,856,770          21
Diluted weighted average shares outstanding...............................     5,953,273     4,942,648          20
-------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on average assets..................................................          0.98%         1.03%         (5)%
Return on average shareholders' equity....................................          7.60          9.74         (22)
Dividend payout...........................................................         38.46         34.48          12
Efficiency ratio..........................................................         65.79         64.85           1
Total risk-based capital ratio............................................         20.56         17.60          17
Average shareholders' equity to average assets............................         12.87         10.56          22
Tier 1 leverage...........................................................         13.19          9.96          32
-------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets....................................................................  $    314,816  $    287,752          9%
Total loans, net..........................................................       214,686       172,271          25
Total deposits............................................................       263,408       248,003           6
Shareholders' equity......................................................        42,715        30,016          42
-------------------------------------------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the six months ended June 30, 1999 and 1998. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1998. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include change in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors and general economic conditions. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

    On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB". The Company issued and sold 1,250,000 shares of common stock during its initial public offering at $10.25. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. This increased capital will support the Company's expansion in the Jacksonville and Gainesville markets.

    At the Annual Meeting on May 19, 1999, the Company's shareholders approved a proposal to change the name of CNB, Inc. to CNB Florida Bancshares, Inc. to become effective June 30, 1999. The new name better reflects the nature of the Company's business and its geographic focus.

RESULTS OF OPERATIONS

    Net income for the six month period ended June 30, 1999 was $1.5 million, or $0.26 per diluted share, compared to $1.4 million, or $0.29 per diluted share, in the first half of 1998. Net income for the three month period ended June 30, 1999 was $785,000, or $0.13 per diluted share, compared to $697,000, or $0.14 per diluted share, for the comparable period in 1998. These results reflected growth in net interest income and in non-interest income, as well as planned expense growth related to expansion in the Jacksonville and Gainesville markets. Per share earnings for 1999 compared to 1998 were adversely impacted by the Company's initial public offering completed January 29, 1999.

NET INTEREST INCOME

    Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income for the first half of 1999 was $6.9 million, compared to $5.7 million in the first half of 1998, an increase of 21.0%. Interest income for the three and six month periods ended June 30, 1999, increased $504,000 or 9.6%, and $1.1 million or 10.3%, respectively, over the comparable prior year periods. The increase in interest income is mainly attributable to the growth in the loan portfolio. Loans, which represent the Company's highest yielding assets, increased on average $37.2 million or 22.7% and represented 69.9% of total average earning assets for the six months ended June 30, 1999 versus 64.0% for the comparable period in 1998.

    Interest expense for the three and six month periods ended June 30, 1999, decreased $144,000, or 6.2% and $140,000, or 3.1%, respectively over the comparable prior year period. The improvement, which reflects lower rates, in interest paid on interest bearing liabilities for the first half of 1999 compared to the same period in 1998 was the significant reason for the decline in interest expense. This decrease in interest rates led to a 43 basis point reduction in the average rate paid on interest bearing liabilities, which decreased from 4.27% in the first half of 1998 to 3.84% in 1999.

    Net interest margin improved to 4.86% from 4.52% reflecting the increase in earning assets and interest income attributable to the growth in loan volume and interest and fees on loans. Total earning asset yields declined to 7.96% in 1999 from 8.11%, while being offset by a decrease in rates on interest-bearing liabilities to 3.84% from 4.27% in 1998. Table 1: "Average Balances--Yields and Rates" provides the Company's average volume of interest earning assets and
interest bearing liabilities for the first half of 1999 and 1998.   Table 1a:
"Analysis of Changes in Interest Income and Expense" indicates that the change in interest income was due mainly to volume increases in the loan portfolio.

                  TABLE 1: AVERAGE BALANCES--YIELDS AND RATES
                                  (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30, 1999          SIX MONTHS ENDED JUNE 30, 1998
                                        ---------------------------------------  ------------------------------------
                                                       INTEREST                               INTEREST
                                         AVERAGE      INCOME OR       AVERAGE     AVERAGE     INCOME OR     AVERAGE
                                         BALANCE       EXPENSE         RATE       BALANCE      EXPENSE       RATE
                                        ----------  --------------  -----------  ----------  -----------  -----------

                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
  Federal funds sold..................  $   16,300  $          376        4.65%  $   26,899   $     720         5.40%
  Investment securities available for
    sale..............................      51,748           1,479        5.76       51,723       1,576         6.14
  Investment securities held to
    maturity..........................       7,471             202        5.45        7,550         194         5.18
  Loans(1)............................     200,977           9,027        9.06      163,745       7,638         9.41
  Interest bearing deposits...........      11,075             267        4.86        5,789         160         5.57
                                        ----------  --------------         ---   ----------  -----------         ---
TOTAL EARNING ASSETS..................     287,571          11,351        7.96      255,706      10,288         8.11
  All other assets....................      28,366                                   24,278
                                        ----------                               ----------
TOTAL ASSETS..........................  $  315,937                               $  279,984
                                        ----------                               ----------
                                        ----------                               ----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  NOW and money markets...............  $   76,654  $          774        2.04%  $   67,473   $     842         2.52%
  Savings.............................      17,297             124        1.45       16,154         156         1.95
  Time deposits.......................     131,827           3,392        5.19      125,371       3,395         5.46
  Short term borrowings...............       5,919             127        4.33        6,226         157         5.08
  Notes payable and debentures........      --            --            --              169           7         8.05
                                        ----------  --------------         ---   ----------  -----------         ---
TOTAL INTEREST BEARING LIABILITIES....     231,697           4,417        3.84      215,393       4,557         4.27
  Demand deposits.....................      38,673                                   32,275
  Other liabilities...................       4,913                                    2,749
  Shareholders' equity................      40,654                                   29,567
                                        ----------                               ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..............................  $  315,937                               $  279,984
                                        ----------                         ---   ----------                      ---
                                        ----------                               ----------
INTEREST SPREAD(2)....................                                    4.12%                                 3.84%
                                                    --------------         ---               -----------         ---
                                                                           ---                                   ---
NET INTEREST INCOME...................              $        6,934                            $   5,731
                                                    --------------                           -----------
                                                    --------------                           -----------
NET INTEREST MARGIN(3)................                                    4.86%                                 4.52%
                                                                           ---                                   ---
                                                                           ---                                   ---

------------------------

(1) Interest income on average loans includes loan fee recognition of $326,000 and $268,000 in 1999 and 1998, respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                  (UNAUDITED)

                                                     NET CHANGE JUNE 30,                   NET CHANGE JUNE 30,
                                                 1998-1999 ATTRIBUTABLE TO:            1997-1998 ATTRIBUTABLE TO:
                                             -----------------------------------  -------------------------------------
                                                                          NET                                   NET
                                              VOLUME(1)     RATE(2)     CHANGE     VOLUME(1)     RATE(2)      CHANGE
                                             -----------  -----------  ---------  -----------  -----------  -----------
                                                                            (THOUSANDS)
INTEREST INCOME:
  Federal funds sold.......................   $    (283)   $     (61)  $    (344)  $     449    $      29    $     478
  Investment securities available for
    sale...................................      --              (97)        (97)       (287)          22         (265)
  Investment securities held to maturity...          (2)          10           8         (57)         (13)         (70)
  Loans....................................       1,740         (351)      1,389         545            5          550
  Interest bearing deposits................         146          (39)        107         184          (28)         156
                                             -----------       -----   ---------       -----        -----        -----
    Total..................................       1,601         (538)      1,063         834           15          849
                                             -----------       -----   ---------       -----        -----        -----
INTEREST EXPENSE:
  NOW and money markets....................         116         (184)        (68)         30            9           39
  Savings..................................          11          (43)        (32)         10           (1)           9
  Time deposits............................         175         (178)         (3)        238          112          350
  Short term borrowings....................          (7)         (23)        (30)         33            3           36
  Notes payable and debentures.............          (7)      --              (7)        (89)      --              (89)
                                             -----------       -----   ---------       -----        -----        -----
    Total..................................         288         (428)       (140)        222          123          345
                                             -----------       -----   ---------       -----        -----        -----
      Net interest income..................   $   1,313    $    (110)  $   1,203   $     612    $    (108)   $     504
                                             -----------       -----   ---------       -----        -----        -----
                                             -----------       -----   ---------       -----        -----        -----

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

NON-INTEREST INCOME

    Non-interest income for the three and six months ended June 30, 1999 increased $178,000, or 31.5% and $293,000 and 25.8%, respectively, for the comparable periods in 1998. Service charges on deposit accounts increased $97,000, or 22.0% in the second quarter of 1999, versus the comparable period in 1998, and $146,000, or 17.1% for the six months ended June 30, 1999 compared to the same period in 1998. This increase was attributed to a new fee rate schedule that went into effect March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold to secondary markets, net gains and losses from sale of securities and other miscellaneous fees, had an increase of 65.3% for the second quarter of 1999 compared to the second quarter of 1998 and an increase of 51.8% for the first half of 1999 versus the comparable period in 1998.

NON-INTEREST EXPENSE

    Non-interest expense increased in the second quarter of 1999 compared to the same period in 1998 by $527,000 or 23.0%, and $1.0 million, or 23.6% for the first half of 1999 versus the comparable period in 1998. Non-interest expense as a percentage of average assets for the six month period ending June 30, 1999 and 1998 was 3.51% and 3.21%, respectively. Salaries and employee benefits increased $723,000 or 32.0% to $3.0 million for the 1999 six months period, compared to $2.3 million for the same period in 1998. This increase reflects implementation of the Company's business plan to build an organization structure supporting expansion in the Jacksonville and Gainesville markets. During the second quarter in 1999, the Bank opened and staffed its first banking office in Jacksonville, a temporary location on Beach Boulevard, which the Bank will occupy until the completion of its Jacksonville headquarters in early 2000. The first half of 1999 non-interest expense also included a $135,000 charge related to certain management changes announced in March, which included the naming of Bennett Brown as President and Chief Operating Officer of CNB National Bank and the resignation of the former President.

    Occupancy expense, including premise, furniture, fixtures and equipment, increased $74,000, or 18.5% and $90,000, or 11.3%, respectively, over the comparable three and six month periods in 1998. The increase is primarily attributable to occupancy expenses associated with the expansion into Jacksonville.

    Other operating expenses increased $236,000, or 16.8%, in the first half of 1999 compared to the same period in 1998. The following table details the areas of significance in other operating expenses.

                       TABLE 2: OTHER OPERATING EXPENSES

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------

                                                                                 (THOUSANDS)
Data processing............................................................  $     289  $     263
Postage and delivery.......................................................        207        183
Advertising and promotion..................................................        172        164
Telephone..................................................................        171        127
Supplies...................................................................        151        117
Legal and professional.....................................................        136        103
Loan expenses..............................................................        102         64
Amortization of intangible assets..........................................         90         95
Regulatory fees............................................................         71         66
Administrative.............................................................         70         56
Other......................................................................        181        166
                                                                             ---------  ---------
Total other operating expenses.............................................  $   1,640  $   1,404
                                                                             ---------  ---------
                                                                             ---------  ---------

INCOME TAXES

    The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated effective tax rate for 1999 is approximately 35%.

EARNING ASSETS

LOANS

    During the first half of 1999, average loans were $201.0 million and were 76.0% of average deposits, compared to $163.7 million and 67.9% for 1998. Total loans have increased by $29.8 million, or 16.0%, since December 31, 1998. Maturities in the investment portfolio and the shifting of Federal Funds Sold into higher yielding loans have added greatly to the improvement of the Company interest margins and spreads. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. The following table reflects the composition of the Company's loan portfolio as of June 30, 1999 compared to December 31, 1998.

                      TABLE 3: LOAN PORTFOLIO COMPOSITION

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1999         1998
                                                                     ----------  ------------
                                                                           (THOUSANDS)
Commercial, financial and agricultural.............................  $  104,171   $   85,208
Real estate--mortgage..............................................      79,183       72,357
Real estate--construction..........................................      12,140        8,527
Installment and consumer...........................................      21,362       20,923
                                                                     ----------  ------------
Total loans, net of unearned income................................     216,856      187,015
Less: allowance for loan losses....................................      (2,170)      (1,875)
                                                                     ----------  ------------
Net loans..........................................................  $  214,686   $  185,140
                                                                     ----------  ------------
                                                                     ----------  ------------

    The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on June 30, 1999. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                                 JUNE 30, 1999

                                                                       0-12        1-5       OVER 5
                                                                      MONTHS      YEARS      YEARS       TOTAL
                                                                     ---------  ---------  ----------  ----------
                                                                                     (THOUSANDS)
Commercial, financial and agricultural.............................  $  10,825  $  53,347  $   39,999  $  104,171
Real estate--construction..........................................     12,140     --          --          12,140
All other loans....................................................      8,045     29,485      63,015     100,545
                                                                     ---------  ---------  ----------  ----------
Total..............................................................  $  31,010  $  82,832  $  103,014  $  216,856
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------
Fixed interest rate................................................  $  12,578  $  59,403  $   40,022  $  112,003
Variable interest rate.............................................  $  18,432  $  23,429  $   62,992  $  104,853

LOAN QUALITY

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by other peer banks, conditions of the individual borrowers, the Company's historical loan loss experience and the general economic environment, as well as the overall portfolio composition. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on June 30, 1999, was 1.00% of total loans, compared to 0.91% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                          JUNE 30,
                                                                 ----------------------------------------------------------
                                                                             1999                          1998
                                                                 ----------------------------  ----------------------------

                                                                               PERCENT OF                    PERCENT OF
                                                                              LOANS IN EACH                 LOANS IN EACH
                                                                               CATEGORY TO                   CATEGORY TO
                                                                  AMOUNT       TOTAL LOANS      AMOUNT       TOTAL LOANS
                                                                 ---------  -----------------  ---------  -----------------
                                                                                   (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural.........................  $   1,142             48%     $     980             46%
Real estate--mortgage..........................................        195             37%           118             41%
Real estate- construction......................................         21              5%             5              2%
Consumer.......................................................        800             10%           480             11%
Unallocated....................................................         12         --             --             --
                                                                 ---------            ---      ---------            ---
Total..........................................................  $   2,170            100%     $   1,583            100%
                                                                 ---------            ---      ---------            ---
                                                                 ---------            ---      ---------            ---

    Total non-performing assets decreased by $1.1 million or 53.4% to $945,000 on June 30, 1999, compared to $2.0 million on December 31, 1998. Non-performing assets as a percentage of total assets decreased to 0.30% on June 30, 1999 from 0.65% on December 31, 1998. Non-accrual loans have decreased $743,000 since December 31, 1998. This decrease was due to changes in four loans, including $413,000 principal reductions on two loans. Other real estate owned and repossessions decreased by $365,000, which is largely due to the sale of three commercial properties.

                         TABLE 6: NON-PERFORMING ASSETS

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999          1998
                                                                       -----------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Non-accrual loans....................................................   $     650     $   1,393
Past due loans 90 days or more and still accruing....................          47            22
Other real estate owned and repossessions............................         248           613
                                                                            -----        ------
Total non-performing assets..........................................   $     945     $   2,028
                                                                            -----        ------
                                                                            -----        ------
Percent of total assets..............................................        0.30%         0.65%

    The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first six month period of 1999 as compared to 1998.

                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------

                                                                        (DOLLARS IN THOUSANDS)
Allowance for loan loss balance applicable to:
Balance at beginning of year..........................................  $    1,875  $    1,495
Loans charged-off:
  Commercial, financial and agricultural..............................         182          41
  Real estate, mortgage...............................................           8      --
  Real estate, construction...........................................                       3
  Consumer............................................................         108         140
                                                                        ----------  ----------
    Total loans charged-off...........................................        (298)       (184)
Recoveries on loans previously charged-off:
  Commercial, financial and agricultural..............................          68          26
  Real estate, mortgage...............................................      --          --
  Real estate, construction...........................................      --          --
  Consumer............................................................          15          16
                                                                        ----------  ----------
    Total loan recoveries.............................................          83          42
                                                                        ----------  ----------
      Net loans charged-off...........................................        (215)       (142)
                                                                        ----------  ----------
Provision for loan losses charged to expense..........................         510         230
                                                                        ----------  ----------
Ending balance........................................................  $    2,170  $    1,583
                                                                        ----------  ----------
                                                                        ----------  ----------
Total loans outstanding...............................................  $  216,856  $  173,854
Average loans outstanding.............................................  $  200,977  $  163,745

Allowance for loan losses to loans outstanding........................        1.00%       0.91%
Net charge-offs to average loans outstanding, annualized..............        0.21%       0.17%

INVESTMENT PORTFOLIO

    When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the Company flexibility, and in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services. The investment securities available for sale are carried at fair market value and had an unrealized loss, net of taxes, of approximately $125,000 on June 30, 1999 as compared to an unrealized gain, net of taxes, of approximately $418,000 on December 31, 1998. Unrealized gains or losses are recorded as adjustments to shareholders' equity but are not included in the Company's net income; however, they are included in comprehensive income.

    The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

           TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES(1)
                                 JUNE 30, 1999

                                                                   HELD TO MATURITY          AVAILABLE FOR SALE
                                                               -------------------------  -------------------------
                                                                AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                                  COST      MARKET VALUE     COST      MARKET VALUE
                                                               -----------  ------------  -----------  ------------
                                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury:
  One year or less...........................................   $  --        $   --        $   5,998    $    6,017
  Over one through five years................................      --            --            8,974         9,107
                                                               -----------  ------------  -----------  ------------
Total U.S. Treasury..........................................      --            --           14,972        15,124

U.S. Government Agencies and Corporations:
  One year or less...........................................      --            --            2,001         2,002
  Over one through five years................................      --            --           20,000        19,522
  Over five through ten years................................       8,743         8,450       --            --
                                                               -----------  ------------  -----------  ------------
Total U.S. Government Agencies and Corporations..............       8,743         8,450       22,001        21,524

Obligations of State and Political Subdivisions:
  Over one through five years................................      --            --              874           880
  Over five through ten years................................      --            --              100           102
    Over ten years...........................................      --            --              608           632
                                                               -----------  ------------  -----------  ------------
Total Obligations of State and...............................      --            --            1,582         1,614
Political Subdivisions

Mortgage-Backed Securities(2):
  Over one through five years................................       2,264         2,207       --            --
  Over five through ten years................................      --            --            1,146         1,151
  Over ten years.............................................      --            --            2,060         2,073
                                                               -----------  ------------  -----------  ------------
Total Mortgage-Backed Securities.............................       2,264         2,207        3,206         3,224

Other Securities:
  Over ten years(3)..........................................      --            --            1,855         1,931
                                                               -----------  ------------  -----------  ------------
Total Other Securities.......................................      --            --            1,855         1,931
                                                               -----------  ------------  -----------  ------------
Total Securities.............................................   $  11,007    $   10,657    $  43,616    $   43,417
                                                               -----------  ------------  -----------  ------------
                                                               -----------  ------------  -----------  ------------

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents investments in mortgage-backed securities which are subject to early repayment.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                                                DECEMBER 31,
                                                               JUNE 30, 1999        1998         JUNE 30, 1998
                                                              ---------------  ---------------  ---------------
One Year or Less............................................          5.87%            5.23%            5.68%
Over One through Five Years.................................          6.08%            6.26%            6.09%
Over Five through Ten Years.................................          5.69%            5.82%            5.96%
Over Ten Years(1)...........................................          5.61%            5.91%            6.29%

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

FUNDING SOURCES

DEPOSITS

    The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 1999 and December 31, 1998.

                            TABLE 10: TOTAL DEPOSITS

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1999         1998
                                                                     ----------  ------------
                                                                           (THOUSANDS)
Non-interest bearing:
  Demand checking..................................................  $   39,132   $   35,701
Interest bearing:
  NOW checking.....................................................      47,833       49,158
  Money market checking............................................      28,314       26,966
  Savings..........................................................      17,202       16,371
  Certificates of deposit..........................................     130,927      136,913
                                                                     ----------  ------------
Total deposits.....................................................  $  263,408   $  265,109
                                                                     ----------  ------------
                                                                     ----------  ------------

LIQUIDITY

    Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $90.5 million and represented 34.2% of average total deposits during the first half of 1999, compared to $94.7 million and 39.3% for 1998. Average loans were 76.0% and 67.9% of average deposits for the six month period ended June 30, 1999 and 1998, respectively.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 84.5% of total deposits at June 30, 1999 and 84.3% at December 31, 1998. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

    The Company also has available lines of credit with other financial institutions totaling $8.0 million. There were no amounts outstanding as of June 30, 1999.

            TABLE 11: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                                 JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                      AMOUNT
                                                                                     ---------
Three months or less...............................................................  $  11,196
Three through six months...........................................................      7,243
Six through twelve months..........................................................     12,849
Over twelve months.................................................................      9,522
                                                                                     ---------
Total..............................................................................  $  40,810
                                                                                     ---------
                                                                                     ---------

YEAR 2000 COMPLIANCE

    The Company has a four-phase plan to resolve the Year 2000 issue with respect to internal and external systems:

    - Identifying significant systems and assessing potential Year 2000 issues relating to those systems;

    - Renovating, repairing and replacing noncompliant systems;

    - Testing and validating solutions; and

    - Implementing those solutions.

    The first phase of the plan has been completed and the Company has substantially completed the second, third and fourth phases. The first phase involved assessing all computer controlled systems, including computer systems of the Company's vendors, items processing, ATMs, telecommunications, security and alarm, elevator, telephone, HVAC, and environmental systems with embedded microchips. The Company's local area network has been evaluated and is Year 2000 compliant.

    The second phase involves upgrading, as applicable, hardware, software, networks, ATMs and other processing platforms. The noncompliant individual personal computers throughout the organization have been replaced. Total hardware upgrades are approximately eighty-five percent completed. The Company is in the process of upgrading the current software versions of the spreadsheet and word processing programs it uses for internal purposes to the Year 2000 compliant versions.

    The testing, validation and implementation phases are substantially completed. During the remainder of 1999, additional testing and re-testing will be performed, and every effort will be made to ensure the conversion from 1999 to the Year 2000 is uneventful. The Company has a Board approved contingency plan in place for the mission critical system in the event of unforeseen difficulties to minimize any disruptions. The contingency plan also includes specific recovery plans for each core business process that considers the minimum level of acceptable output.

    The vast majority of the Company's processing needs are outsourced to two outside vendors, and the Company is monitoring their Year 2000 compliance progress closely. The Company has participated during the fourth quarter of 1998 with on-site testings of the vendors' systems. This testing is substantially completed with no complications reported. In connection with their review of the Company's Year 2000 efforts, the Comptroller of the Currency, the Bank's primary regulator, has also reviewed the Company's efforts with respect to the outside vendors. The Comptroller has expressed satisfaction with the Company's overall progress with the Year 2000 issue.

    Year 2000 issues also may adversely impact the businesses of the Company's customers and their ability to honor their financial commitments. The Company has in effect a loan policy pursuant to which it reviews all present and potential borrowers with loan portfolio amounts exceeding $500,000 for Year 2000 preparation. The Bank's loan documentation for new, complex commercial loans, including loans over $250,000, contain loan agreements with Year 2000 representations and warranties.

    The costs associated with the Company's Year 2000 issues are not expected to have a material impact on the results of the operations or financial condition of the Company. The total two year budget for Year 2000 costs over 1998 and 1999 is $150,000, with $121,000 spent through June 1999. The budget for Year 2000 costs is based on managements best estimates, which are derived utilizing a number of assumptions of future events including the availability of internal and external resources, third party modifications and other factors. These assumptions may be proved incorrect and actual costs for Year 2000 issues may vary.

    There can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. The Company believes that the failure of third parties to address their Year 2000 problems in a timely fashion presents the greatest likelihood of the Company not being fully Year 2000 compliant. In addition, failure of telephone, security service and utility providers to provide necessary service could adversely impact the Company's operations and financial condition. In many cases, the Company is unable to test the Year 2000 readiness of such providers. Such failures could materially adversely impact the Company's data processing and other operations, the estimated costs of the Year 2000 plan and the target dates for completion. The effect of non-compliance by third parties is not determinable at this time. Despite management's efforts to address this issue, the number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, utilities, payment system providers, data processors and other financial institutions make it impossible to assume that failure to achieve compliance by one of these entities would not have an adverse material impact on the Company's operations. The Company could be subject to litigation for computer systems product failure, including equipment shutdown or failure to properly date business records or process transactions. The amount of potential liability, if any, and lost revenue cannot be reasonably estimated at this time.

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

    Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at June 30, 1999 compared to 1998 and regulatory requirements are as follows:

                            TABLE 12: CAPITAL RATIOS

                                                                            JUNE 30,
                                                                      --------------------  WELL CAPITALIZED     REGULATORY
                                                                        1999       1998       REQUIREMENTS        MINIMUMS
                                                                      ---------  ---------  -----------------  ---------------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio..............................................       19.5%      16.7%           6.0%              4.0%
  Total Capital to Risk-Weighted Assets.............................       20.6%      17.6%          10.0%              8.0%
Tier 1 Leverage Ratio...............................................       13.2%      10.0%           5.0%              4.0%

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

    In Table 13, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 1999, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 1999 should not necessarily be considered to apply at subsequent dates.

                      TABLE 13: RATE SENSITIVITY ANALYSIS
                                 JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                             FAIR
                               1 YEAR     2 YEARS    3 YEARS    4 YEARS    5 YEARS    BEYOND      TOTAL      VALUE
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-EARNING ASSETS:

Loans
  Fixed rate loans..........  $  12,578  $   7,802  $  13,507  $  15,758  $  22,336  $  40,022  $ 112,003  $ 111,984
    Average interest rate...       8.97%      9.77%      9.18%      8.99%      8.49%      8.15%      8.67%

  Variable rate loans.......     18,432      8,337      7,040      3,999      4,053     62,992    104,853    104,853
    Average interest rate...       8.66%      9.16%      8.06%      8.25%      8.61%      8.08%      8.29%

Investment securities(1)
  Fixed rate investments....      7,999      9,801      1,612        268     20,193     10,826     50,699     50,058
    Average interest rate...       5.87%      6.15%      6.25%      6.09%      6.04%      5.68%      5.96%

  Variable rate
    investments.............         --         --         --         --         --      2,069      2,069      2,085
    Average interest rate...                                                              5.62%      5.62%

Federal funds sold..........      5,750         --         --         --         --         --      5,750      5,750
    Average interest rate...       4.68%                                                             4.68%

Other earning assets (2)....     13,045         --         --         --         --         --     13,045     13,045
    Average interest rate...       4.94%                                                             4.94%
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Total interest-earning
  assets....................  $  57,804  $  25,940  $  22,159  $  20,025  $  46,582  $ 115,909  $ 288,419  $ 287,775
    Average interest rate...       7.11%      8.21%      8.61%      8.80%      7.44%      7.84%      7.79%
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

INTEREST-BEARING
  LIABILITIES:
NOW.........................  $      --  $      --  $      --  $      --  $      --  $  47,833  $  47,833  $  47,833
    Average interest rate...                                                              1.20%      1.20%

Money market (3)............     25,947         --         --         --         --      2,367     28,314     28,314
    Average interest rate...       3.61%                                                  1.50%      3.43%

Savings.....................         --         --         --         --         --     17,202     17,202     17,202
    Average interest rate...                                                              1.35%      1.35%

CD's $100,000 and over......     31,288      6,947      2,051        524         --         --     40,810     40,510
    Average interest rate...       5.20%      6.25%      6.00%      5.60%                            5.42%

CD's under $100,000.........     73,385     10,112      4,669      1,836         73         42     90,117     89,899
    Average interest rate...       4.64%      5.22%      5.62%      5.29%      5.45%      5.96%      4.77%

Securities sold under
  repurchase agreements.....      6,212         --         --         --         --         --      6,212      6,212
    Average interest rate...       4.32%                                                             4.32%

Notes payable...............         --         --         --         --         --         --         --         --
    Average interest rate...
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Total interest-bearing
  liabilities...............  $ 136,832  $  17,059  $   6,720  $   2,360  $      73  $  67,444  $ 230,488  $ 229,970
    Average interest rate...       4.56%      5.64%      5.74%      5.36%      5.45%      1.25%      3.71%
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

--------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized losses of $199,000.

(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings--There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities--Not applicable.

Item 3.  Defaults Upon Senior Securities--Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders--On May 19,1999, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey S. Bullard, Raymon Land, Sr., Marvin H. Pritchett, William Streicher and K. C. Trowell) all were re-elected. The following summarizes all matters submitted and voted upon at this annual meeting:

        (a) The following directors were elected to serve on the Board of Directors. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                                                             AGAINST/      ABSTENTIONS/
                                                                   FOR       WITHHELD    BROKER NON-VOTES
                                                                ----------  -----------  -----------------
Thomas R. Andrews.............................................   5,131,432      14,558           0
Audrey S. Bullard.............................................   5,131,432      14,558           0
Raymon Land, Sr...............................................   5,131,432      14,558           0
Marvin H. Pritchett...........................................   5,131,432      14,558           0
William Streicher.............................................   5,131,432      14,558           0
K. C. Trowell.................................................   5,131,432      14,558           0

        (b) The shareholders approved the proposal to change the Company name to CNB Florida Bancshares, Inc. The number of votes cast were as follows:

                                                                             AGAINST/      ABSTENTIONS/
                                                                   FOR       WITHHELD    BROKER NON-VOTES
                                                                ----------  -----------  -----------------
                                                                 5,076,648      27,658          41,684

Item 5.  Other Information--Not applicable.

Item 6.  Exhibits and Reports on Form 8-K--

        (a)  Exhibits:

           10--Employment Agreement between the Company and Bennett Brown

           27--Financial Data Schedule

        (b)  Reports on Form 8-K:

           On May 19, 1999, the Company filed a Form 8-K to report the approval of its shareholders to change the name of the Company to CNB Florida Bancshares, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CNB FLORIDA BANCSHARES, INC.
                                                 (Registrant)

                                By:  /s/ G. THOMAS FRANKLAND
                                     ---------------------------------------
                                     G. Thomas Frankland
                                     EXECUTIVE VICE PRESIDENT
                                     AND CHIEF FINANCIAL OFFICER

                                Date: August 4, 1999