Form 10-Q
period 1999-09-30
CNB FLORIDA BANCSHARES INC
filed 1999-11-10
CIK 852618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB FLORIDA BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                      FLORIDA                                   59-2958616
                      -------                                   ----------
            (State or other jurisdiction                    (I.R.S. Employer
            of incorporation or organization)               Identification No.)

            Post Office Box 3239
            201 North Marion Street
            Lake City, Florida                                    32056
            ------------------                                    -----
            (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (904) 755-3240




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of October 31, 1999 was 6,108,570 shares, $0.01 par value per share.

                          CNB, FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
           Item 1.   Financial Statements
                     (unaudited)

           Consolidated Statement of Financial Condition .............................  3
           Consolidated Statement of Income ..........................................  4
           Consolidated Statement of Cash Flows ......................................  6
           Notes to Consolidated Financial Statements ................................  7
           Selected Financial Data ...................................................  9

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Overview .................................................................. 10
           Results of Operations ..................................................... 10
           Earning Assets ............................................................ 13
           Funding Sources ........................................................... 18
           Liquidity ................................................................. 18
           Capital Resources ......................................................... 19
           Year 2000 Compliance ...................................................... 20

           Item 3.  Quantitative and Qualitative Disclosure About Market Risk ........ 21

PART II - OTHER INFORMATION
           Item 1.  Legal Proceedings ................................................ 23

           Item 2.  Changes in Securities ............................................ 23

           Item 3.  Defaults Upon Senior Securities .................................. 23

           Item 4.  Submission of Matters to a Vote of Security Holders .............. 23

           Item 5.  Other Information ................................................ 23

           Item 6.  Exhibits and Reports on Form 8-K ................................. 23

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   September 30,   December 31,
                                                                       1999            1998
                                                                    ---------       ---------
                                           ASSETS                          (thousands)
Cash and cash equivalents:
     Cash and due from banks                                        $  11,207       $  12,630
     Federal funds sold                                                14,800          25,250
     Interest bearing deposits in other banks                          11,348          11,007
                                                                    ---------       ---------
       Total cash and cash equivalents                                 37,355          48,887
Investment securities available for sale                               38,372          59,337
Investment securities held to maturity                                 10,785           2,940
Loans:
     Commercial, financial and agricultural                           112,067          85,208
     Real estate - mortgage                                            81,870          72,357
     Real estate - construction                                        12,415           8,527
     Installment and consumer                                          22,019          20,923
                                                                    ---------       ---------
       Total loans, net of unearned income                            228,371         187,015
Less: Allowance for loan losses                                        (2,306)         (1,875)
                                                                    ---------       ---------
       Net loans                                                      226,065         185,140

Premises and equipment, net                                            13,132          10,754
Other assets                                                            4,397           4,507
                                                                    ---------       ---------
            TOTAL ASSETS                                            $ 330,106       $ 311,565
                                                                    =========       =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
     Non-interest bearing demand                                    $  45,521       $  35,701
     Savings, NOW and money market                                     98,407          92,495
     Time (under $100,000)                                             88,907          95,369
     Time ($100,000 and over)                                          41,621          41,544
                                                                    ---------       ---------
       Total deposits                                                 274,456         265,109

Securities sold under repurchase agreements                             9,922          12,570
Other liabilities                                                       2,653           2,990
                                                                    ---------       ---------
       Total liabilities                                              287,031         280,669
                                                                    ---------       ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
     no shares issued or outstanding                                       --              --
Common stock; $.01 par value, 10,000,000 shares authorized;
     6,108,570 and 4,856,770 shares issued and outstanding
     at September 30, 1999 and December 31, 1998, respectively             61              49
Additional paid-in capital                                             30,830          19,465
Retained earnings                                                      12,433          10,964
Accumulated other comprehensive income, net of tax                       (249)            418
                                                                    ---------       ---------
       Total shareholders' equity                                      43,075          30,896
                                                                    ---------       ---------
            TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY             $ 330,106       $ 311,565
                                                                    =========       =========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                           Nine Months Ended September 30,
                                                               1999              1998
                                                            -----------       ----------
                                                                      (thousands)
INTEREST INCOME
  Interest and fees on loans                                $    13,956       $   11,711
  Interest on investment securities held to maturity                354              271
  Interest on investment securities available for sale            2,100            2,253
  Interest on federal funds sold                                    530            1,189
  Interest on interest bearing deposits                             408              242
                                                            -----------       ----------
     Total interest income                                       17,348           15,666

INTEREST EXPENSE
  Interest on deposits                                            6,426            6,724
  Interest on notes payable                                          --                7
  Interest on short-term borrowings                                 214              261
                                                            -----------       ----------
     Total interest expense                                       6,640            6,992
                                                            -----------       ----------
          Net interest income                                    10,708            8,674

PROVISION FOR LOAN LOSSES                                           785              400
                                                            -----------       ----------
  Net interest income after provision for loan losses             9,923            8,274

NON-INTEREST INCOME
  Service charges                                                 1,556            1,304
  Other fees and charges                                            613              410
  Gain on sale of securities                                         --                2
                                                            -----------       ----------
     Total non-interest income                                    2,169            1,716
                                                            -----------       ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                  4,599            3,506
  Occupancy and equipment expenses                                1,348            1,201
  Other operating expenses                                        2,582            2,128
                                                            -----------       ----------
     Total non-interest expense                                   8,529            6,835
                                                            -----------       ----------

Income before income taxes                                        3,563            3,155
     Income taxes                                                 1,241            1,088
                                                            -----------       ----------

NET INCOME                                                  $     2,322       $    2,067
                                                            ===========       ==========

Other comprehensive (loss) income, net of tax                      (666)             192
                                                            -----------       ----------
Comprehensive income                                        $     1,656       $    2,259
                                                            ===========       ==========

EARNINGS PER SHARE (NOTE 3):

     Basic earnings per share                               $      0.39       $     0.43
                                                            ===========       ==========
     Weighted average shares outstanding                      5,956,858        4,856,770
                                                            ===========       ==========

     Diluted earnings per share                             $      0.39       $     0.42
                                                            ===========       ==========
     Diluted weighted average shares outstanding              6,030,671        4,969,978
                                                            ===========       ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                           Three Months Ended September 30,
                                                               1999              1998
                                                            -----------       ----------
                                                                     (thousands)
INTEREST INCOME
  Interest and fees on loans                                $     4,929       $    4,073
  Interest on investment securities held to maturity                152               77
  Interest on investment securities available for sale              621              677
  Interest on federal funds sold                                    154              469
  Interest on interest bearing deposits                             141               82
                                                            -----------       ----------
     Total interest income                                        5,997            5,378

INTEREST EXPENSE
  Interest on deposits                                            2,136            2,331
  Interest on short-term borrowings                                  87              104
                                                            -----------       ----------
     Total interest expense                                       2,223            2,435
                                                            -----------       ----------
          Net interest income                                     3,774            2,943

PROVISION FOR LOAN LOSSES                                           275              170
                                                            -----------       ----------
  Net interest income after provision for loan losses             3,499            2,773

NON-INTEREST INCOME
  Service charges                                                   557              451
  Other fees and charges                                            182              128
                                                            -----------       ----------
     Total non-interest income                                      739              579
                                                            -----------       ----------

NON-INTEREST EXPENSE
  Salaries and employee benefits                                  1,620            1,250
  Occupancy and equipment expenses                                  464              407
  Other operating expenses                                          942              724
                                                            -----------       ----------
     Total non-interest expense                                   3,026            2,381
                                                            -----------       ----------

Income before income taxes                                        1,212              971
     Income taxes                                                   423              333
                                                            -----------       ----------

NET INCOME                                                  $       789       $      638
                                                            ===========       ==========

Other comprehensive (loss) income, net of tax                      (122)             144
                                                            -----------       ----------
Comprehensive income                                        $       667       $      782
                                                            ===========       ==========

EARNINGS PER SHARE (NOTE 3):

     Basic earnings per share                               $      0.13       $     0.13
                                                            ===========       ==========
     Weighted average shares outstanding                      6,108,570        4,856,770
                                                            ===========       ==========

     Diluted earnings per share                             $      0.13       $     0.13
                                                            ===========       ==========
     Diluted weighted average shares outstanding              6,182,951        4,969,978
                                                            ===========       ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Months Ended September 30,
                                                                 1999           1998
                                                               --------       --------
                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  2,322       $  2,067
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                  710            666
     Provision for loan loss                                        785            400
     Investment securities (accretion) amortization, net           (288)            54
     Changes in assets and liabilities:
       Other assets                                                 370           (551)
       Other liabilities                                           (337)           949
                                                               --------       --------

       Net cash provided by operating activities                  3,562          3,585
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale           (20,405)        (4,163)
Purchases of investment securities held to maturity              (8,754)            --
Proceeds from maturities of securities available for sale        37,639         10,970
Proceeds from maturities of securities held to maturity             875          2,470
Proceeds from called securities available for sale                3,000          3,600
Net increase in loans                                           (41,710)       (17,266)
Purchases of premises and equipment, net                         (2,953)        (1,197)
                                                               --------       --------

       Net cash used in investing activities                    (32,308)        (5,586)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits                                   9,348         17,729
Decrease in securities sold under repurchase agreements          (2,648)        (1,523)
Repayment of note payable                                            --         (1,450)
Cash dividends paid                                                (854)          (729)
Issuance of common stock                                         11,362             --
Exercise of options                                                   6             --
                                                               --------       --------

       Net cash provided by financing activities                 17,214         14,027
                                                               --------       --------


Increase (decrease) in cash and cash equivalents                (11,532)        12,026

Cash and cash equivalents at beginning of period                 48,887         39,857
                                                               --------       --------

Cash and cash equivalents at end of period                     $ 37,355       $ 51,883
                                                               ========       ========

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                           $  6,976       $  6,987
                                                               ========       ========

       Taxes paid                                              $  1,270       $    722
                                                               ========       ========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

NOTE 2. CONSOLIDATION
The consolidated financial statements include the accounts of CNB Florida Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

NOTE 3.  EARNINGS PER SHARE
Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended September 30, 1999 and 1998.

NOTE 4.  COMPREHENSIVE INCOME
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and nine month periods ending September 30, 1999 and 1998.

                                                       Nine Months            Three Months
                                                    Ended September 30,     Ended September 30,
                                                    1999          1998        1999       1998
                                                   -------       ------      -----       ----
Net Income                                         $ 2,322       $2,067      $ 789       $638
Other Comprehensive Income (Loss), Net of Tax
   Unrealized (Losses) Gains on Securities:
     Unrealized (Losses) Gains on Securities
     Arising During the Period                        (847)         227       (115)       157
  Less: Reclassification Adjustment                   (181)          35          7         13
                                                   -------       ------      -----       ----
Total Unrealized (Losses) Gains, Net of Tax
  Recognized in Other Comprehensive Income            (666)         192       (122)       144
                                                   -------       ------      -----       ----
Comprehensive Income, Net of Tax                   $ 1,656       $2,259      $ 667       $782
                                                   =======       ======      =====       ====

NOTE 5.  2-FOR-1 STOCK SPLIT
On July 15, 1998, the Company declared a 2-for-1 common stock split for shareholders of record on August 10, 1998 to be effective on August 17, 1998. The accompanying financial statements have been restated to reflect this stock split.

NOTE 6.  INITIAL PUBLIC OFFERING
During February 1999, the Company sold 1,250,000 shares of common stock and received proceeds from the issuance of approximately $11.4 million, net of underwriting discount and expenses.

NOTE 7.  COMPANY NAME CHANGE
On May 19, 1999, the Company's shareholders approved a proposal to change the name of CNB, Inc. to CNB Florida Bancshares, Inc. The change was effective June 30, 1999.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             SELECTED FINANCIAL DATA


                                                         Nine Months Ended September 30,
                                                    1999               1998          CHANGE%
                                                 ------------      -------------    ---------
DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
----------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income                            $    17,348        $    15,666         11%
Total interest expense                                (6,640)            (6,992)        (5)
                                                 -----------        -----------
Net interest income                                   10,708              8,674         23
Provision for loan losses                               (785)              (400)        96
                                                 -----------        -----------
Net interest income after
      provision for loan losses                        9,923              8,274         20
Non-interest income                                    2,169              1,716         26
Non-interest expense                                  (8,529)            (6,835)        25
                                                 -----------        -----------
Income before taxes                                    3,563              3,155         13
Income taxes                                          (1,241)            (1,088)        14
                                                 -----------        -----------
Net income                                       $     2,322        $     2,067         12
                                                 ===========        ===========

----------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic earnings                                   $      0.39        $      0.43         (9)%
Diluted earnings                                        0.39               0.42         (7)
Book value                                              7.05               6.29         12
Dividends                                               0.15               0.15         --
Actual shares outstanding                          6,108,570          4,856,770         26
Weighted average shares outstanding                5,956,858          4,856,770         23
Diluted weighted average shares outstanding        6,030,671          4,969,978         21

----------------------------------------------------------------------------------------------
KEY RATIOS:
Return on average assets                                0.98%              0.97%         1%
Return on average shareholders' equity                  7.50               9.27        (19)
Dividend payout                                        38.46              34.88         10
Efficiency ratio                                       66.23              65.78          1
Total risk-based capital ratio                         19.63              17.51         12
Average shareholders' equity to
  average assets                                       13.07              10.51         24
Tier 1 leverage                                        13.05               9.92         32

----------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets                                           $   330,106        $   290,566         14%
Total loans, net                                     228,371            176,622         29
Total deposits                                       274,456            249,173         10
Shareholders' equity                                  43,075             30,555         41

----------------------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
           The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. ("the Company") for the three and nine months ended September 30, 1999 and 1998. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1998. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to change in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors, general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new deposits. Actual results could be significantly different from the forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

           The Company's net income for the nine month period ended September 30, 1999 was $2.3 million, or $0.39 per diluted share, compared to $2.1 million, or $0.42 per diluted share, for the nine month period in 1998. Net income for the three month period ended September 30, 1999 was $789,000, or $0.13 per diluted share, compared to $638,000, or $0.13 per diluted share, for the comparable period in 1998. These results reflected growth in net interest income and in non-interest income, as well as planned expense growth related to expansion in the Jacksonville and Gainesville markets. Per share earnings for 1999 compared to 1998 were adversely impacted by the Company's initial public offering completed January 29, 1999.

NET INTEREST INCOME
           Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income was $10.7 million for the nine month period ending September 30, 1999, compared to $8.7 million for the comparable period in 1998, an increase of 23.5%. Interest income for the three and nine month periods ended September 30, 1999, increased $619,000, or 11.5%, and $1.7 million, or 10.7%, respectively, over the comparable prior year periods. The increase in interest income is mainly attributable to the growth in the loan portfolio. Loans, which represent the Company's highest yielding assets, increased on average $39.9 million or 23.8% and represented 71.6% of total average earning assets for the nine months ended September 30, 1999 versus 64.7% for 1998.

           Interest expense for the three and nine month periods ended September 30, 1999, decreased $212,000, or 8.7% and $352,000, or 5.0%, respectively over the comparable prior year period. Lower rates, in interest paid on interest bearing liabilities for the 1999 nine month period compared to the same period in 1998 was the significant reason for the decline in interest expense. This decrease in interest rates led to a 47 basis point reduction in the average rate paid on interest bearing liabilities, which decreased to 3.81% for the 1999 nine month period compared to 4.28% for the comparable 1998 period.

           Total earning asset yields declined to 7.99% in 1999 from 8.07%, while being offset by a decrease in rates on interest-bearing liabilities to 3.81% from 4.28% in 1998. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the nine months ended September 30, 1999 and 1998. Table 1a present an analysis of changes in interest income and expense.

                  TABLE 1: AVERAGE BALANCES - YIELDS AND RATES
                                   (Unaudited)

                                                Nine Months Ended                     Nine Months Ended
                                                September 30, 1999                    September 30, 1998
                                     -----------------------------------     ---------------------------------
                                                   Interest                               Interest
                                     Average       Income or     Average     Average      Income or   Average
                                     Balance        Expense       Rate       Balance       Expense      Rate
                                    --------       --------       ----       --------      -------      ----
ASSETS:                                                        (DOLLARS IN THOUSANDS)
  Federal funds sold                $ 14,864       $    530       4.77%      $ 29,407      $ 1,189      5.41%
  Investment securities
     available for sale               47,916          2,100       5.86         49,286        2,253      6.11
  Investment securities
     held to maturity                  8,632            354       5.48          7,108          271      5.10
  Loans (1)                          207,706         13,956       8.98        167,760       11,711      9.33
  Interest bearing deposits           11,132            408       4.90          5,826          242      5.55
                                    --------       --------       ----       --------      -------      ----

TOTAL EARNING ASSETS                 290,250         17,348       7.99        259,387       15,666      8.07
  All other assets                    26,469                                   24,159
                                    --------                                 --------

TOTAL ASSETS                        $316,719                                 $283,546
                                    ========                                 ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets             $ 78,001       $  1,212       2.08%      $ 67,931      $ 1,276      2.51%
  Savings                             17,496            185       1.41         16,246          237      1.95
  Time deposits                      131,226          5,029       5.12        127,272        5,211      5.47
  Short term borrowings                6,433            214       4.45          6,844          261      5.10
  Notes payable and debentures            --             --         --            113            7      8.00
                                    --------       --------       ----       --------      -------      ----
TOTAL INTEREST BEARING
  LIABILITIES                        233,156          6,640       3.81        218,406        6,992      4.28
  Demand deposits                     39,663                                   32,453
  Other liabilities                    2,497                                    2,881
  Shareholders' equity                41,403                                   29,806
                                    --------                                 --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $316,719                                 $283,546
                                    ========                                 ========
                                                                  ----                                  ----
INTEREST SPREAD (2)                                               4.18%                                 3.79%
                                                                  ====                                  ====
                                                   --------                               --------
NET INTEREST INCOME                                $ 10,708                               $  8,674
                                                   ========                               ========

NET INTEREST MARGIN (3)                                           4.93%                                 4.47%
                                                                  ====                                  ====


(1) Interest income on average loans includes loan fee recognition of $473,000 and $410,000 in 1999 and 1998, respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
                                   (Unaudited)

                                                    NET CHANGE SEPTEMBER 30,                NET CHANGE SEPTEMBER 30,
                                                    1998-1999 ATTRIBUTABLE TO:             1997-1998 ATTRIBUTABLE TO:
                                                 ---------------------------------     -----------------------------------
                                                                              Net                                     Net
                                                 Volume (1)   Rate (2)      Change     Volume (1)     Rate (2)      Change
                                                 ---------    --------      ------     ----------     --------      ------
                                                                               (THOUSANDS)
INTEREST INCOME:
   Federal funds sold                            $  (588)      $ (71)      $  (659)      $   725       $  27       $   752
   Investment securities available for sale          (64)        (89)         (153)         (513)         11          (502)
   Investment securities held to maturity             59          24            83           (93)        (14)         (107)
   Loans                                           2,784        (539)        2,245           971         (59)          912
   Interest bearing deposits                         220         (54)          166           233         (22)          211
                                                 -------       -----       -------       -------       -----       -------
      Total                                        2,411        (729)        1,682         1,323         (57)        1,266
                                                 -------       -----       -------       -------       -----       -------


INTEREST EXPENSE:
   NOW and money markets                             189        (253)          (64)          104          11           115
   Savings                                            18         (70)          (52)           17          (1)           16
   Time deposits                                     158        (340)         (182)          355         137           492
   Short term borrowings                             (14)        (33)          (47)           80           2            82
   Notes payable and debentures                       (7)         --            (7)         (129)         --          (129)
                                                 -------       -----       -------       -------       -----       -------
      Total                                          344        (696)         (352)          427         149           576
                                                 -------       -----       -------       -------       -----       -------
         Net interest income                     $ 2,067       $ (33)      $ 2,034       $   896       $(206)      $   690
                                                 =======       =====       =======       =======       =====       =======


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



NON-INTEREST INCOME
           Non-interest income for the nine months ended September 30, 1999 was $2.2 million, an increase of $453,000, or 26.4% as compared to the same period in 1998. For the three months ended September 30, 1999, non-interest income increased $160,000 or 27.6% to $739,000 as compared to $579,000 for the same period in 1998. Service charges on deposit accounts increased $106,000, or 23.5% in the third quarter of 1999, versus the comparable period in 1998, and $252,000, or 19.3% for the nine months ended September 30, 1999 compared to the same period in 1998. This revenue growth is attributed to a 29% increase in loans outstanding at September 30, 1999 compared to one year ago, as well as increased service charge fees that went into effect March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold to secondary markets, net gains and losses from sale of securities and other miscellaneous fees, had an increase of 42.2% for the third quarter of 1999 compared to the third quarter of 1998 and an increase of 48.8% for the first nine months of 1999 versus the comparable period in 1998.

NON-INTEREST EXPENSE
           Non-interest expense increased in the third quarter of 1999 compared to the same period in 1998 by $645,000 or 27.1%, and $1.7 million, or 24.8% for the 1999 nine month period versus the comparable period in 1998. Noninterest expense as a percentage of average assets for the nine month period ending September 30, 1999 and 1998 was

3.60% and 3.22%, respectively. Salaries and employee benefits increased $1.1 million or 31.2% to $4.6 million for the 1999 nine month period, compared to $3.5 million for the same period in 1998. This increase reflects implementation of the Company's business plan to build an organization structure supporting expansion in the Jacksonville and Gainesville markets. Third quarter results reflect the operations for the full period of the Jacksonville temporary location opened during the second quarter of 1999. The Bank will occupy this temporary location until the completion of its Jacksonville headquarters expected during the second quarter of 2000. The Bank expects to occupy its new Gainesville headquarters in the first quarter of 2000. For the 1999 nine month period, non-interest expense also included a $135,000 charge related to certain management changes announced in March, which included the naming of Bennett Brown as President and Chief Operating Officer of the Bank and the resignation of the former President.

           Occupancy expense, including premises, furniture, fixtures and equipment, increased $57,000, or 14.0% and $147,000, or 12.2%, respectively in 1999, over the comparable three and nine month periods in 1998. The increase is primarily attributable to occupancy expenses associated with the expansion into Jacksonville.

           Other operating expenses increased $454,000, or 21.3%, for the nine months of 1999 compared to the same period in 1998. The following table details the areas of significance in other operating expenses.

                        TABLE 2: OTHER OPERATING EXPENSES


                                                        Nine Months Ended September 30,
                                                            1999            1998
                                                          ------          ------
                                                                 (thousands)
Data processing                                           $  433          $  404
Postage and delivery                                         339             275
Advertising and promotion                                    300             239
Telephone                                                    281             196
Legal and professional                                       235             155
Supplies                                                     221             178
Loan expenses                                                142              99
Amortization of intangible assets                            135             143
Administrative                                               123              90
Regulatory fees                                              107             100
Other                                                        266             249
                                                          ------          ------
Total other operating expenses                            $2,582          $2,128
                                                          ======          ======


INCOME TAXES
           The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated effective tax rate for 1999 is approximately 35%.


EARNING ASSETS
LOANS
           Average loans during the nine month period ending September 30, 1999 were $207.7 million and were 78.0% of average deposits, compared to $167.8 million and 68.8% for 1998. Total loans have increased by $41.4 million, or 22.1%, since December 31, 1998. The shifting of federal funds sold into higher yielding loans have added greatly to the improvement of the Company interest margins and spreads. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. The following table reflects the composition of the Company's loan portfolio as of September 30, 1999 compared to December 31, 1998.

                       TABLE 3: LOAN PORTFOLIO COMPOSITION

                                                   September 30,      December 31,
                                                       1999               1998
                                                    ---------         ---------
                                                            (thousands)
Commercial, financial and agricultural              $ 112,067         $  85,208
Real estate - mortgage                                 81,870            72,357
Real estate - construction                             12,415             8,527
Installment and consumer                               22,019            20,923
                                                    ---------         ---------

Total loans, net of unearned income                   228,371           187,015
Less: allowance for loan losses                        (2,306)           (1,875)
                                                    ---------         ---------

Net loans                                           $ 226,065         $ 185,140
                                                    =========         =========

           The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on September 30, 1999. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                  TABLE 4: MATURITY SCHEDULE OF SELECTED LOANS
                               September 30, 1999

                                              0-12         1-5         Over 5
                                             Months       Years         Years        Total
                                            -------      -------      --------      --------
                                                              (thousands)
Commercial, financial and agricultural      $13,091      $56,574      $ 42,402      $112,067
Real estate - construction                   12,415           --            --        12,415
All other loans                               5,926       33,265        64,698       103,889
                                            -------      -------      --------      --------

Total                                       $31,432      $89,839      $107,100      $228,371
                                            =======      =======      ========      ========

Fixed interest rate                         $12,467      $66,045      $ 47,250      $125,762
Variable interest rate                      $18,965      $23,794      $ 59,850      $102,609


LOAN QUALITY
            The allowance for loan losses represents a reserve for losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by other peer banks, conditions of the individual borrowers, the Company's historical loan loss experience and the general economic environment, as well as the overall portfolio composition. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on September 30, 1999, was 1.01% of total loans, compared to 0.91% one year earlier. Table 5: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                TABLE 5: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                        September 30,                December, 31
                                           1999                         1998
                                   -------------------------     --------------------------
                                                 Percent of                  Percent of
                                               Loans in Each                Loans in Each
                                                Category to                  Category to
                                   Amount       Total Loans      Amount      Total Loans
                                   ------       -----------      ------      -----------
                                                  (dollars in thousands)
Commercial, financial
   and agricultural                $1,373           49%          $1,061           46%
Real estate - mortgage                154           36%             127           39%
Real estate- construction               8            5%               6            4%
Consumer                              750           10%             621           11%
Unallocated                            21           --               60           --
                                   ------          ---           ------          ---
Total                              $2,306          100%          $1,875          100%
                                   ======          ===           ======          ===


           Total non-performing assets decreased by $1.2 million or 61.5% to $780,000 on September 30, 1999, compared to $2.0 million on December 31, 1998. Non-performing assets as a percentage of total assets decreased to 0.24% on September 30, 1999 from 0.65% on December 31, 1998. Non-accrual loans have decreased $955,000 since December 31, 1998. This decrease was due to changes in four loans, including $413,000 principal reductions on two loans. Other real estate owned and repossessions decreased by $364,000, which is largely due to the sale of three commercial properties.


                         TABLE 6: NON-PERFORMING ASSETS

                                                  September 30,        December 31,
                                                      1999                 1998
                                                      ----                 ----
                                                        (dollars in thousands)
Non-accrual loans                                     $438               $1,393
Past due loans 90 days or
   more and still accruing                              93                   22
Other real estate owned
   and repossessions                                   249                  613
                                                      ----               ------
Total non-performing assets                           $780               $2,028
                                                      ====               ======

Percent of total assets                               0.24%                0.65%



           The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 7: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the nine month period ending September 30, 1999 as compared to 1998.

                 TABLE 7: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                                                          September 30,
                                                                     1999                 1998
                                                                  ---------            ---------
                                                                       (dollars in thousands)
Allowance for loan loss balance applicable to:
Balance at beginning of year                                      $   1,875            $   1,495
Loans charged-off:
   Commercial, financial and agricultural                               291                  121
   Real estate, mortgage                                                 13                   --
   Real estate, construction                                             --                    3
   Consumer                                                             195                  237
                                                                  ---------            ---------
      Total loans charged-off                                          (499)                (361)
Recoveries on loans previously charged-off:
   Commercial, financial and agricultural                               113                   33
   Real estate, mortgage                                                 --                    7
   Real estate, construction                                             --                   --
   Consumer                                                              32                   28
                                                                  ---------            ---------
      Total loan recoveries                                             145                   68
                                                                  ---------            ---------
         Net loans charged-off                                         (354)                (293)
                                                                  ---------            ---------
Provision for loan losses charged to expense                            785                  400
                                                                  ---------            ---------
Ending balance                                                    $   2,306            $   1,602
                                                                  =========            =========

Total loans outstanding                                           $ 228,371            $ 176,622
Average loans outstanding                                         $ 207,706            $ 167,760

Allowance for loan losses to loans outstanding                         1.01%                0.91%
Net charge-offs to average loans outstanding, annualized               0.23%                0.23%


INVESTMENT PORTFOLIO
           When the Company's liquidity position exceeds expected loan demand, investment securities are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services. The investment securities available for sale are carried at fair market value and had an unrealized loss, net of taxes, of approximately $249,000 on September 30, 1999 as compared to an unrealized gain, net of taxes, of approximately $418,000 on December 31, 1998. Unrealized gains or losses are recorded as adjustments to shareholders' equity but are not included in the Company's net income; however, they are included in comprehensive income.

           The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

           TABLE 8: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES (1)
                               September 30, 1999

(DOLLARS IN THOUSANDS)                       Held to Maturity            Available for Sale
------------------------------------------------------------------------------------------------

                                         Amortized     Estimated       Amortized     Estimated
                                            Cost      Market Value        Cost      Market Value
                                          -------        -------        -------        -------
U.S. Treasury:
   One year or less                       $    --        $    --        $ 4,997        $ 5,015
   Over one through five years                 --             --          7,979          7,580
                                          -------        -------        -------        -------
Total U.S. Treasury                            --             --         12,476         12,595

 U.S. Government Agencies
 and Corporations:
   Over one through five years                 --             --         20,000         19,397
   Over five through ten years              8,732          8,295             --             --
                                          -------        -------        -------        -------
Total U.S. Government Agencies              8,732          8,295         20,000         19,397
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                            --             --             85             85
   Over one through five years                 --             --            789            789
   Over five through ten years                 --             --            100            101
   Over ten years                              --             --            608            612
                                          -------        -------        -------        -------
Total Obligations of State and                 --             --          1,582          1,587
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over one through five years              2,053          1,984             --             --
   Over five through ten years                 --             --            975            976
   Over ten years                              --             --          1,879          1,888
                                          -------        -------        -------        -------
Total Mortgage-Backed Securities            2,053          1,984          2,854          2,864

Other Securities:
   Over ten years (3)                          --             --          1,855          1,929
                                          -------        -------        -------        -------
Total Other Securities                         --             --          1,855          1,929
                                          -------        -------        -------        -------
Total Securities                          $10,785        $10,279        $38,767        $38,372
                                          =======        =======        =======        =======

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             TABLE 9: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                  September 30, 1999    December 31, 1998     September 30, 1998
                                  ------------------    -----------------     ------------------
One Year or Less                          6.01%               5.23%               5.67%
Over One through Five Years               6.09%               6.26%               6.17%
Over Five through Ten Years               5.74%               5.82%               5.94%
Over Ten Years (1)                        5.61%               5.91%               6.22%

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


FUNDING SOURCES
DEPOSITS
           The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 1999 and December 31, 1998.

                            TABLE 10: TOTAL DEPOSITS

                                       September 30,   December 31,
                                           1999             1998
                                        --------        --------
                                              (thousands)
Non-interest bearing:
         Demand checking                $ 45,521        $ 35,701
Interest bearing:
         NOW checking                     53,519          49,158
         Money market checking            27,519          26,966
         Savings                          17,369          16,371
         Certificates of deposit         130,528         136,913
                                        --------        --------

Total deposits                          $274,456        $265,109
                                        ========        ========


LIQUIDITY

           Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $85.7 million and represented 32.2% of average total deposits during the nine months of 1999, compared to $94.6 million and 38.8% for 1998. Average loans were 78.0% and 68.8% of average deposits for the nine month period ended September 30, 1999 and 1998, respectively.

           Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 84.8% of total deposits at September 30, 1999 and 84.3% at December 31, 1998. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

           The Company also has available lines of credit with other financial institutions totaling $8.0 million. There were no amounts outstanding as of September 30, 1999.

             TABLE 11: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                               September 30, 1999
                             (dollars in thousands)

                                                      Amount
                                                     -------
                    Three months or less             $11,534
                    Three through six months           6,308
                    Six through twelve months         17,457
                    Over twelve months                 6,322
                                                     -------
                    Total                            $41,621
                                                     =======


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

           Under the terms of the guidelines, banks must meet minimum capital adequacy ratios based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at September 30, 1999 compared to 1998 and regulatory requirements are as follows:

                            TABLE 12: CAPITAL RATIOS

                                              September 30,           Well Capitalized       Regulatory
                                         1999            1998           Requirements           Minimums
                                     ------------    ------------       ------------           --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio               18.6%            16.6%                6.0%                4.0%

     Total Capital to
       Risk-Weighted Assets             19.6%            17.5%               10.0%                8.0%

Tier 1 Leverage Ratio                   13.1%             9.9%                5.0%                4.0%

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

           The first, second and third phase of the plan has been completed and the Company has substantially completed the fourth phase. The first phase involved assessing all computer controlled systems, including computer systems of the Company's vendors, items processing, ATMs, telecommunications, security and alarm, elevator, telephone, HVAC, and environmental systems with embedded microchips. The Company's local area network has been evaluated and is Year 2000 compliant.

           The second phase involves upgrading, as applicable, hardware, software, networks, ATMs and other processing platforms. The noncompliant individual personal computers throughout the organization have been replaced. Total hardware upgrades are one hundred percent completed.

           The testing and validation phases are completed. All areas of the implementation phase is also complete with the exception of one software program in a non mission critical area. The software will be implemented in the first half of November. The Company has a Board approved contingency plan in place for the mission critical system in the event of unforeseen difficulties to minimize any disruptions. The contingency plan also includes specific recovery plans for each core business process that considers the minimum level of acceptable output.

           The vast majority of the Company's processing needs are outsourced to two outside vendors, and the Company is monitoring their Year 2000 compliance progress closely. The Company has participated with on-site testings of the vendors' systems. This testing is completed with no complications reported. The Company has implemented and is using the systems on a daily basis. In connection with their review of the Company's Year 2000 efforts, the Comptroller of the Currency, the Bank's primary regulator, has also reviewed the Company's efforts with respect to the outside vendors.

           Year 2000 issues also may adversely impact the businesses of the Company's customers and their ability to honor their financial commitments. The Company has in effect a loan policy pursuant to which it reviews all present and potential borrowers with loan portfolio amounts exceeding $500,000 for Year 2000 preparation. The Bank's loan documentation for new, complex commercial loans, including loans over $250,000, contain loan agreements with Year 2000 representations and warranties. Presently the Bank has not found customers with any recognized Year 2000 issues specific to that customer's business operations.

           The costs associated with the Company's Year 2000 issues are not expected to have a material impact on the results of the operations or financial condition of the Company. The total two year budget for Year 2000 costs over 1998 and 1999 is $150,000, with $121,000 spent through September 1999. The budget for Year 2000 costs is based on management's best estimates, which are derived utilizing a number of assumptions of future events including the availability of internal and external resources, third party modifications and other factors. These assumptions may be proved incorrect and actual costs for Year 2000 issues may vary.

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

           In Table 13, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 1999, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 1999 should not necessarily be considered to apply at subsequent dates.

                       TABLE 13: RATE SENSITIVITY ANALYSIS
                               September 30, 1999

                             (dollars in thousands)

                                                                                                                            Fair
                                       1 Year       2 Years      3 Years      4 Years      5 Years    Beyond     Total      Value
                                       ------       -------      -------      -------      -------    ------     -----      -----
INTEREST-EARNING ASSETS:

Loans
      Fixed rate loans             $    12,467   $    11,387  $    12,794  $    16,800  $    25,064  $ 47,250   $125,762   $125,453
        Average interest rate             8.80%         9.29%        9.19%        8.79%        8.41%     8.12%      8.55%

      Variable rate loans               18,965         8,392        7,981        3,534        3,887    59,850    102,609    102,609
        Average interest rate             9.14%         8.87%        8.57%        8.71%        8.96%     8.06%      8.42%

Investment securities (1)
      Fixed rate investments             5,082         9,623           90          178       20,431    10,377     45,781     44,794
        Average interest rate             6.01%         6.25%        4.10%        7.10%        6.02%     5.71%      6.00%

      Variable rate investments             --            --           --           --           --     1,916      1,916      1,928
        Average interest rate                                                                            5.74%      5.74%

Federal funds sold                      14,800            --           --           --           --        --     14,800     14,800
        Average interest rate             5.18%                                                                     5.18%

Other earning assets (2)                13,203            --           --           --           --        --     13,203     13,203
        Average interest rate             4.94%                                                                     4.94%
                                   -----------   -----------  -----------  -----------  -----------  --------   --------   --------

Total interest-earning assets      $    64,517   $    29,402  $    20,865  $    20,512  $    49,382  $119,393   $304,071   $302,787
        Average interest rate             7.06%         8.18%        8.93%        8.76%        7.46%     7.84%      7.78%
                                   ===========   ===========  ===========  ===========  ===========  ========   ========   ========


INTEREST-BEARING LIABILITIES:

NOW                                $     5,240   $        --  $        --  $        --  $        --  $ 48,279   $ 53,519   $ 53,519
        Average interest rate             4.89%                                                          1.18%      1.54%

Money market (3)                        25,247            --           --           --           --     2,272     27,519     27,519
        Average interest rate             3.54%                                                          1.50%      3.37%
Savings                                     --            --           --           --           --    17,369     17,369     17,369
        Average interest rate                                                                            1.34%      1.34%

CD's $100,000 and over                  35,297         3,954        2,045          325           --        --     41,621     41,633
        Average interest rate             5.32%         5.81%        6.00%        5.41%                             5.40%

CD's under $100,000                     72,903        10,167        4,394        1,254          188         1     88,907     89,005
        Average interest rate             4.61%         5.22%        5.54%        5.19%        5.54%     5.16%      4.74%

Securities sold under
   repurchase agreements                 9,922            --           --           --           --        --      9,922      9,922
        Average interest rate             4.78%                                                                     4.78%
                                   -----------   -----------  -----------  -----------  -----------  --------   --------   --------

Total interest-bearing liabilities  $  148,609   $    14,121  $     6,439  $     1,579  $       188  $ 67,921   $238,857   $238,967
        Average interest rate             4.62%         5.39%        5.69%        5.24%        5.54%     1.23%      3.74%
                                   ===========   ===========  ===========  ===========  ===========  ========   ========   ========


(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized losses of $395,000.
(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                     PART II
                                OTHER INFORMATION

           Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

           Item 2.   Changes in Securities - Not applicable.

           Item 3.   Defaults Upon Senior Securities - Not applicable.

           Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

           Item 5.   Other Information - Not applicable.

           Item 6.   Exhibits and Reports on Form 8-K -

           (a)       Exhibits:

                     27 - Financial Data Schedule

           (b)       Form 8-K:

                     Not applicable.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CNB FLORIDA BANCSHARES, INC.
                                                          (Registrant)


                                           By:      /s/ G. Thomas Frankland
                                                    ----------------------------
                                                    G. Thomas Frankland
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                           Date:    November 10, 1999