Form 10-K
period 1999-12-31
CNB FLORIDA BANCSHARES INC
filed 2000-03-30
CIK 852618

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO

                          COMMISSION FILE NO: 0-25988

                            ------------------------

                          CNB FLORIDA BANCSHARES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                   FLORIDA                                 59-2958616
---------------------------------------------  -----------------------------------
       (State or other jurisdiction of           (I.R.S. Employer Identification
       incorporation or organization)                         No.)

            POST OFFICE BOX 3239
           201 NORTH MARION STREET
             LAKE CITY, FLORIDA
---------------------------------------------                 32056
                                               -----------------------------------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (904) 755-3240

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,

                                                  Par value $0.01 per share.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on March 1, 2000 was $35,713,608.

    The number of shares of the Registrant's common stock outstanding as of March 1, 2000 was 6,122,070 shares, $0.01 par value per share.

                        DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's 2000 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction G of Form 10-K, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                    BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED IN THIS ANNUAL REPORT AND IN OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"). THE ACTUAL RESULTS OF CNB FLORIDA BANCSHARES, INC. (THE "COMPANY" OR "CNB") MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH SELECTED HISTORICAL FINANCIAL INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, WHICH ARE INCLUDED IN THIS FORM 10-K.

GENERAL

    The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which had been formed in 1986. The Company is currently headquartered in Lake City, Florida, but will relocate its headquarters to Jacksonville, Florida, during 2000 in connection with its expansion plans described below. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through twelve full service branches located within the following contiguous counties in Northeast Florida: Alachua, Baker, Bradford, Columbia, Duval, Suwannee and Union County. At December 31, 1999, the Company had total assets of $346.1 million, total loans of $266.1 million, total deposits of $288.2 million, and total shareholders' equity of $43.1 million, reflecting compound annual growth rates of 15.5%, 25.3%, 13.6% and 27.2%, respectively, for the five-year period ended December 31, 1999. Net income for the years ended December 31, 1999, 1998 and 1997 was $2.9 million, $2.7 million and
$3.0 million, respectively. For the five-year period ended December 31, 1999, the compound annual earnings growth rate was 17.3%.

EVOLUTION OF THE FLORIDA BANKING MARKET

    Significant changes in interstate banking and branching laws, enacted during the early 1980s, have allowed bank holding companies to aggressively expand into new markets that have attractive growth rates and demographics. As a result, substantial consolidation of the Florida banking market has occurred. Management believes Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population and is among the ten fastest growing states in the country. As more out-of-state bank holding companies enter the Florida market, the Company believes that the number of depository institutions headquartered and operating in Florida will continue to decline.

    The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville (the "Expansion Markets"), where it is expanding. Historically the Company competed successfully in its Core Markets, which consists of Columbia, Suwannee, Baker, Bradford and Union Counties, against larger bank holding companies for middle market customers. In the Company's Expansion Markets, many of such customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies are entering the Company's Expansion Markets by acquiring such previously locally headquartered banks. For example, in January 1998, NationsBank Corporation (now BankAmerica Corporation) ("BankAmerica") completed its acquisition of Jacksonville-based Barnett
Banks, Inc. ("Barnett"), which, prior to its acquisition, was the largest bank headquartered in Florida. The acquisition of Barnett closely followed the acquisition of three of Jacksonville's five community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass

Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and the surrounding Alachua County (the "Gainesville Market"), was acquired by Compass in 1997. As a result, the Company now competes in its Core Markets, and will compete in its Expansion Markets, primarily with SunTrust Banks, Inc., BankAmerica, First Union Corporation, SouthTrust, AmSouth Bancorporation and Compass, all of which are headquartered outside of Florida.

GROWTH OPPORTUNITY FOR THE COMPANY

    Management believes that a significant segment of the historical customer base of Barnett and those of other acquired community banks in Northeast Florida, particularly individuals and small and medium-sized businesses, prefer the personalized service that characterized their relationships with the locally headquartered banks that were acquired. Many of these personal relationships have been disrupted as the larger, regional financial institutions increasingly focus on larger corporate customers, offer primarily standardized loan and deposit products and services, and employ centralized management and more remote decision-making. Thus, Company management believes there exists a unique opportunity to address the under-served banking needs of individuals and small and medium-sized businesses in its Expansion Markets, which are contiguous and demographically similar to the Company's existing Core Markets. Accordingly, the Company's current strategic focus is to immediately capitalize on this market opportunity. In pursuing this opportunity, the Company will continue to focus on that specific segment of the market to which it has historically appealed. The Company believes that its historical strategy of providing personalized and consistent service to its small and middle-market corporate customers and individuals will allow it to continue to compete profitably, not only in the markets that it presently serves but in other markets as well.

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

    EXPAND IN UNDER-SERVED MARKETS

    The consolidation of the banking industry in Northeast Florida has created a window of opportunity for the Company to expand its operations in the Expansion Markets. The Expansion Markets are contiguous and culturally similar to the Core Markets. Like the Core Markets, the Expansion Markets consist in large part of individuals and small and medium-sized businesses. The Company believes that its familiarity with meeting the banking needs and expectations of similar customers in the Core Markets makes the Company particularly qualified to attract banking customers accustomed to banking with community banks in the Expansion Markets. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. The Company believes that it has attracted and will continue to attract qualified banking professionals, thereby benefiting from their experience and their ability in many instances to bring with them the banking business of their loyal customers. These factors, together with the Bank's asset size and its capital base, position the Company to work more effectively with middle-market customers than many smaller community banks in the Expansion Markets.

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

    To ensure that the Company's proposed expansion does not erode its standards for service and quality, the Company created three operating divisions: the Southern Division, the Eastern Division and the Central Division. The Company created a fourth division, the First Coast Division, when it moved into the Jacksonville Market in 1999. This new organizational structure will help to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies. In addition, the Company is creating advisory boards in each division composed of business leaders from that community.

DEPOSIT PRODUCTS AND SERVICES

    The Company offers various deposit products and services to its retail and commercial customers. These products include commercial and retail checking accounts, specialized low-cost checking for customers who write few checks per month, money market accounts for consumers and commercial customers, NOW accounts and savings accounts. Additionally, the Company offers an interest-bearing transaction account for seniors with no minimum balance requirements, no service charge and no per-check charge. For customer convenience and ease of storage, the Company offers image-based monthly account statements, as well as an automated telephone banking service for balance reporting. The Company's deposit services include cash management for commercial customers for overnight investment, wire transfer services, collections, money orders, safe deposit boxes and traveler's checks. The Bank is currently a member of the STAR (formerly HONOR), PLUS and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout the United States. All deposits are insured by the FDIC up to the maximum amount permitted by law (generally $100,000 per depositor subject to aggregation rules).

LOAN PRODUCTS AND LENDING POLICY

    IN GENERAL

    The Company provides to customers a full range of short- to medium-term commercial, agricultural, Small Business Administration ("SBA") guaranteed, Farmers Home Administration guaranteed, long term residential mortgages and personal loans, both secured and unsecured. Credit is extended consistent with a comprehensive loan policy that governs advance rates, maturities and acceptable collateral. The Company's loan policy grants lending authority based on a tiered schedule, with significant authority at the Division President level. Exceptions to the policy must be recommended by the applicable Division President, the Credit Administrator and approved by either the President or the Chief Executive Officer of the Bank before the credit commitment can be made. If the loan is for an amount exceeding $1.5 million, the Executive Committee of the Bank's Board of Directors must approve any exceptions to the Bank's loan policy.

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

    Lines of credit are subject to annual review and approval, generally not later than 120 days after the closing of the customer's fiscal year end. Advances are typically limited to 75.0% of eligible accounts receivable and up to 50.0% on inventory. These credits are usually monitored through the review of a receivables aging report and borrowing base report.

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

    Construction loan borrowers are generally required to inject equity equal to at least 20% of the total cost of the construction project before the Company will advance funds on the loan. The Company advances funds pursuant to a draw schedule and makes inspections prior to each draw request. The Company's construction lending requirements also may include a plan and cost review, depending on the complexity of the project. The plan and cost review and the inspections are out-sourced by the Company to qualified professionals.

    Mini-permanent and permanent financing loans are owner occupied projects which demonstrate proven cash flows that result in a debt service coverage ratio of at least 1.25 to 1, based on a twenty year amortization. Mini-permanent loan amortization may be as long as twenty-five years, but normally requires balloon maturities within five to eight years.

    The Company extends acquisition and development loans to borrowers who have historically fulfilled their financial obligations. The relevant acquisition or development project must demonstrate acceptable absorption periods and should have an equity investment of at least 25% of the total project costs. Such loans typically mature within twenty-four months.

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

    Residential construction financing typically includes a construction loan agreement with a construction draw schedule and third party inspections. A commitment for permanent financing is required prior to closing. Typical residential construction loans mature within six to twelve months. The Company offers a construction/permanent package loan product in instances where the Company acts as the permanent lender.

    Residential loans are originated for the Company's portfolio, as well as for sale in the secondary market. The maximum loan amount is based on a loan to value ratio of 80% or less, where the value is equal to the lesser of the cost or the appraised value. A loan to value ratio of 95% is available when private mortgage insurance can be obtained. The majority of these loans are originated for sale in the secondary market and are sold on a servicing released basis. The Company services loans originated for its portfolio.

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

    The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks.

    Other investments include Independent Bankers Bank stock, Federal Reserve Bank stock and Federal Home Loan Bank stock that are required for the Bank to be a member of, and to conduct business with, such institutions. Dividends on such investments are determined by the institutions and are payable semi-annually or quarterly.

COMPETITION

    Within the Jacksonville, Gainesville and Core Markets in which CNB operates (the "Markets"), there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial institutions.

    In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") has removed substantially all state barriers to the acquisition of banks by out-of-state bank holding companies. In addition, certain out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions and commercial banks. Florida banks and bank holding companies also may enter the Markets by acquiring a financial institution, by establishing de novo branches or by forming de novo banks within the market.

    Competition for deposit and loan business in the Markets will continue to be intense because of existing competitors, the accelerating pace of product deregulation and the likelihood of expansion into the Markets by other institutions. Many of these institutions have significantly greater financial resources than the Company. To compete, the Bank relies on specialized services, responsive handling of customer needs, customer contact by Bank officers, directors and staff, and the appeal of a locally-owned, relationship-driven institution.

HISTORICAL GROWTH

    The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") and in November 1992 acquired an Anchor Savings Bank ("Anchor") office in Macclenny. In 1990, the Bank opened its first de novo branch in Fort White. In 1993, the Bank acquired additional banking offices in Lake City and Live Oak from Anchor. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Lake Butler and two of which are in Gainesville. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, located in Lake City, and in June 1999 expanded into Jacksonville with its twelfth office.

EMPLOYEES

    As of December 31, 1999, the Bank had 183 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

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

CAPITAL AND OPERATIONAL REQUIREMENTS

    The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to

1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1999, were 16.2% and 17.3%, respectively.

    The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 1999 was 12.7%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

                                   PROPERTIES

    The Bank currently operates out of twelve branch offices and a non-customer operations center. All branches, except one Gainesville branch, have ATMs. The Company owns the following properties:

                                                      APPROXIMATE SQUARE    YEAR ESTABLISHED/
                  OFFICE LOCATION                           FOOTAGE             ACQUIRED
----------------------------------------------------  -------------------   -----------------
LAKE CITY (COLUMBIA)
  201 North Marion Street (1).......................        22,000                1986
  145 West Baya Avenue..............................        10,100                1993
  4420 U.S. 90 West.................................         2,870                1997
  1 CNB Place, East U.S. 90 (2).....................         7,000                1996

LIVE OAK (SUWANNEE)
  205 White Avenue, S.E.............................         6,000                1988
  1562 South Ohio Avenue............................         2,000                1993

FORT WHITE (COLUMBIA)
  Highway 27........................................         2,200                1990

MACCLENNEY (BAKER)
  595 South Sixth Street............................         4,800                1992

STARKE (BRADFORD)
  606 West Madison Street...........................         8,000                1994

GAINESVILLE (ALACHUA)
  5027 Northwest 34th Street........................         2,000                1996
  11411 North State Road 121........................         4,500                1996
  7515 West University Avenue (3)...................        14,000                2000

LAKE BUTLER (UNION)
  300 West Main Street..............................         6,750                1996

JACKSONVILLE (DUVAL)
  9715 Gate Parkway North (4).......................        26,000                2000

------------------------

(1) Main office.

(2) Houses the operations center including bookkeeping, proof and accounting.

(3) Scheduled to open in the second quarter of 2000.

(4) Scheduled to open in the summer of 2000.

    The Company is currently leasing two properties in Jacksonville, Duval County. The leases on these properties expire in the summer of 2000, and at that time the Corporate Headquarters and the First Coast Division will relocate to the new office located at 9715 Gate Parkway North, Jacksonville.

                               LEGAL PROCEEDINGS

    Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

K. C. Trowell                 61      Mr. Trowell is Chairman and Chief Executive Officer of the
                                      Company and the Bank. He was elected to the Board of
                                      Directors in 1987 and serves as Chairman of the Executive
                                      Committee of the Board of Directors of the Company and the
                                      Bank. Mr. Trowell also serves on the Executive Committee of the Bank's Board of Directors. He has served as the Chairman and Chief Executive Officer of the Company since its
                                      inception in 1987. Mr. Trowell is a Lake City, Florida,
                                      native and has been actively involved in commercial banking management in North Florida for over twenty-five years. He has also held management positions with NationsBank of Lake
                                      City (and its predecessors), American Bank of Jacksonville, and Barnett Banks, Inc. in Jacksonville. He is a former
                                      Chairman of the Board of Trustees of Florida Bankers
                                      Insurance Trust. He is a past director of Community Bankers of Florida, past director of the Columbia County Committee of 100, a founding director of North Central Florida
                                      Areawide Development Company, and a former board member and chairman of both Lake City Medical Center and Columbia
                                      County Industrial Development Authority.

G. Thomas Frankland           53      Mr. Frankland is the Executive Vice President and Chief
                                      Financial Officer of the Company and the Bank.
                                      Mr. Frankland served as Vice President and Chief Financial
                                      Officer of AirNet Communications Corporation in Melbourne,
                                      Florida, from March 1998 until he joined the Company in
                                      November 1998. From May 1994 until August 1996,
                                      Mr. Frankland was Vice Chairman and Chief Financial Officer
                                      of Ideon Group, Inc. ("Ideon"). Following the acquisition
                                      of Ideon by CUC International, Inc. ("CUC"), in
                                      August 1996, Mr. Frankland continued in a consulting
                                      capacity with CUC through December 1997. Prior to May 1994,
                                      Mr. Frankland was a partner with Price Waterhouse LLP.
                                      During his 24 years with Price Waterhouse LLP, including the seven years he served as managing partner of the
                                      Jacksonville office, he specialized primarily in the
                                      financial services industry. He currently serves on the
                                      Board of Directors of the University of Florida Foundation,
                                      the Warrington College of Business Advisory Council and the
                                      Fisher School of Accounting Steering Committee.

Bennett Brown                 53      Mr. Brown is the Executive Vice President of the Company and
                                      is the President and Chief Operating Officer of the Bank.
                                      Mr. Brown joined the Company in April 1999. Mr. Brown's
                                      background includes leading the formation of Enterprise
                                      National Bank of Jacksonville as President and Chief
                                      Executive Officer in 1987 until it was acquired by Compass
                                      Bancshares in early 1997. He served as City President of
                                      Compass Bank in Jacksonville until March 1999. Prior to
                                      forming Enterprise Bank, Mr. Brown was with Florida National
                                      Bank for 10 years and was previously a National Bank
                                      Examiner with the Office of the Comptroller of the Currency for 7 years. Mr. Brown is a graduate of the University of
                                      South Carolina with a major in Banking and Finance. He
                                      currently is a member of the Downtown Jacksonville Rotary
                                      Club, and a member of the Board of Trustees for Wolfson
                                      Children's Hospital in Jacksonville.

Joyce A. Bruner               47      Ms. Bruner has served, since the opening of the Bank in
                                      1986, as Vice President, Cashier, Senior Operations Officer,
                                      Senior Vice President and Senior Administrative Officer, and
                                      currently, Executive Vice President. She also serves as
                                      Secretary of the Company. Prior to joining the Bank during its organizational phase, Ms. Bruner served as Operations
                                      Officer for NationsBank of Lake City (and its predecessors)
                                      for a period of three years where she had responsibility for branch operations. Ms. Bruner has 23 years of banking
                                      experience.

Martha S. Tucker              49      Ms. Tucker has served as Senior Vice President and
                                      Controller of the Company and the Bank since July, 1997.
                                      From 1991 through 1997, Ms. Tucker was Vice President and
                                      Cashier of the Bank. From 1988 through 1991, Ms. Tucker was
                                      Cashier for Citizens Bank of Live Oak, which merged into the
                                      Bank in November 1992. From 1986 to 1988, Ms. Tucker served as Assistant Cashier for the Bank and prior to 1986 held
                                      management positions with NationsBank of Live Oak (and its predecessors). Ms. Tucker is a life-long resident of Live
                                      Oak, Florida and has over 32 years of banking experience.
                                      She is a member of the Altrusa Club and the Suwannee County
                                      Chamber of Commerce. In addition, Ms. Tucker volunteers for
                                      Hospice of North Florida.

Lloyd D. Adams                52      Mr. Adams serves as the Central Division President of the
                                      Bank. Prior to joining the Company in May 1998, Mr. Adams
                                      served as the Executive Vice President/Senior Corporate
                                      Banker for Barnett Bank, North Central Florida from
                                      November 1996 until January 1998. He served as Senior Credit
                                      Policy Officer with Barnett from 1992 through 1996. A native of the area, Mr. Adams has deep roots as a community banker in this Central Division. Mr. Adams has a strong background in retail and business banking and credit policy, from both a small community bank and large corporate bank perspective.
                                      He is a graduate of Florida State University, Florida School of Banking and the ABA Commercial Lending Graduate School in
                                      Norman, OK. He has been in the banking industry for
                                      25 years.

Robert E. Cameron             55      Mr. Cameron serves as the Southern Division President of the
                                      Bank. Prior to joining the Company in April 1998,
                                      Mr. Cameron was a Senior Vice President of Barnett Bank of
                                      Alachua County from 1988 until 1998. He also was a member of the Board of Directors of United Gainesville Community
                                      Development Board. He has worked in the banking industry for
                                      31 years. Currently he is a member of the Board of Directors of the Gainesville Builders Association and Child Care
                                      Resources and a member of the City of Gainesville
                                      Development Review Board.

John D. Kennedy               43      Mr. Kennedy has served as the Eastern Division President of the Bank since August 1998. From 1996 through 1998,
                                      Mr. Kennedy was the President of the Bank's Macclenny
                                      branch. From October 1973 until August 1996 he was with The
                                      Citizens Bank of Macclenny, where he served as President
                                      beginning in January 1987. He is a member of the Board of
                                      Directors of Baker County Hospital Authority, Baker County
                                      Council on Aging and Baker County Tip-Off Club. He is also
                                      Chairman of the Baker County Education Foundation, President
                                      of the Girls Softball League of Baker County and on the
                                      Advisory Committee of the Baker County State Housing
                                      Initiative Partnership ("SHIP") Program. Mr. Kennedy has
                                      27 years of banking experience.

Suzanne M. Norris             36      Ms. Norris has served as Senior Vice President and Senior
                                      Credit Administrator since July, 1997. Ms. Norris came to
                                      the Bank in September, 1996 and has 13 years of banking
                                      experience, working in various management and lending
                                      positions with NationsBank in St. Petersburg, Tampa and Lake
                                      City, including acting as commercial market manager/ senior banking executive for Lake City and Gainesville from June,
                                      1995 to September, 1996. Ms. Norris, a graduate of the
                                      University of Florida, has been active in the community,
                                      having served as the President of the Lake City/Columbia
                                      County Chamber of Commerce. She currently serves on the
                                      Board of Trustees for Lake City Community College, the Board
                                      of Directors for the United Way of Suwannee Valley and
                                      Epiphany Catholic School and is a member of Altrusa.

                                    PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 17, 2000, there were 6,115,270 shares of Common Stock issued and outstanding, and 285,548 shares subject to currently exercisable options. On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. The Company contributed $10.0 million of the $11.4 million net proceeds from the offering to CNB National Bank in February 1999. There is no trading information for any prior years, since there was not an established market for the Company's common stock. See TABLE 12: "Selected Quarterly Data" in Management's Discussion and Analysis of Financial Condition for the quarterly market price for the last fiscal year.

    Shareholders' equity at December 31, 1999 was $43.1 million, as compared to $30.9 million at December 31, 1998. On July 15, 1998, the Company declared a two-for-one stock split for shareholders of record on August 10, 1998, effective August 17, 1998.

    Company dividends for 1999 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share on February 5, May 5, August 5 and November 5, 1999. The Company also paid $0.20 total dividends in 1998.

    The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Common Stock. The Bank may also issue additional capital stock or incur indebtedness. Furthermore, the regulations of the Comptroller, regulatory capital levels and the net income of the Bank determine its ability to pay dividends or make other capital distributions.

                   CNB FLORIDA BANCSHARES INC. AND SUBSIDIARY
                            SELECTED FINANCIAL DATA

    `

                                        1999         1998         1997         1996         1995
                                     ----------   ----------   ----------   ----------   ----------
                                           DOLLARS IN THOUSANDS EXCEPT PER SHARE INFORMATION.
SUMMARY OF OPERATIONS:
Interest Income....................    $ 23,758     $ 21,119     $ 19,420     $ 15,090     $ 12,745
Interest Expense...................      (9,052)      (9,417)      (8,663)      (6,612)      (5,966)
                                     ----------   ----------   ----------   ----------   ----------
Net Interest Income................      14,706       11,702       10,757        8,478        6,779
Provision for Loan Loss............      (1,160)        (710)        (440)        (335)        (230)
                                     ----------   ----------   ----------   ----------   ----------
Net Interest Income After Provision
  for Loan Losses..................      13,546       10,992       10,317        8,143        6,549
Non-Interest Income................       2,952        2,392        2,153        1,777        1,478
Non-Interest Expense...............     (11,994)      (9,298)      (7,914)      (6,360)      (5,172)
                                     ----------   ----------   ----------   ----------   ----------
Income Before Taxes................       4,504        4,086        4,556        3,560        2,855
Income Taxes.......................      (1,563)      (1,407)      (1,581)      (1,247)      (1,014)
                                     ----------   ----------   ----------   ----------   ----------
Net Income.........................    $  2,941     $  2,679     $  2,975     $  2,313     $  1,841
                                     ==========   ==========   ==========   ==========   ==========

PER COMMON SHARE: (1)
Basic Earnings.....................    $   0.49     $   0.55     $   0.69     $   0.67     $   0.56
Diluted Earnings...................        0.48         0.55         0.68         0.65         0.55
Book Value.........................        7.04         6.36         5.98         5.08         4.50
Dividends..........................        0.20         0.20         0.14         0.11         0.09
Actual Shares Outstanding..........   6,116,070    4,856,770    4,856,770    3,875,810    3,279,466
Basic Weighted Average Shares
  Outstanding......................   5,995,474    4,856,770    4,327,534    3,478,248    3,279,466
Diluted Weighted Average Shares
  Outstanding......................   6,069,737    4,897,922    4,406,616    3,547,390    3,338,674

KEY RATIOS:
Return on Average Assets...........        0.91%        0.93%        1.14%        1.14%        1.06%
Return on Average Shareholders'
  Equity...........................        7.03%        8.92%       12.38%       13.88%       13.24%
Dividend Payout....................       40.82%       36.36%       20.29%       16.54%       16.07%
Efficiency Ratio...................       67.92%       65.97%       61.30%       62.02%       62.64%
Total Risk-Based Capital Ratio.....       17.25%       16.62%       18.67%       13.58%       14.90%
Average Shareholders' Equity to
  Average Assets...................       13.01%       10.43%        9.22%        8.24%        7.99%
Tier 1 Capital to Total Assets/
  Leverage Ratio...................       12.70%        9.70%       10.20%        7.25%        7.87%

FINANCIAL CONDITION AT YEAR END:
Assets.............................    $346,076     $311,565     $273,331     $254,945     $176,733
Loans..............................     266,084      187,015      159,649      148,824      102,349
Deposits...........................     288,203      265,109      231,444      226,824      159,003
Shareholders' Equity...............      43,075       30,896       29,025       19,669       14,754

OTHER DATA:
Banking Locations..................          12           11           11           10            7
Full-Time Equivalent Employees.....         183          149          144          134           95

------------------------

(1) Per share data reflects the two-for-one stock split effective August 17, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. This discussion should facilitate a better understanding of the major factors and trends which affect the Company's financial condition and earnings performance, and how the Company's performance during 1999 compares with prior years. Throughout this section, CNB Florida Bancshares, Inc. and its subsidiary, CNB National Bank are referred to as "CNB", "the Company", or "the Bank."

    On January 29, 1999, CNB completed its initial public offering and its common stock began trading on the NASDAQ National Market. CNB shareholders now have greater access to purchasing or selling shares of common stock and in addition CNB obtained additional capital to support its expansion plans, as well as for general corporate purposes. The Company contributed as capital to CNB National Bank $10.0 million of the $11.4 million net proceeds from the offering in February 1999.

    In March 1999, the Company completed the acquisition of a site in Jacksonville which will be utilized for its corporate offices and as headquarters for the Bank's commercial banking activities in Jacksonville. Construction should be completed on the 26,000 square foot building in the summer of 2000. Construction also began in 1999 on CNB's new Gainesville headquarters located on Tower Road, with completion scheduled for the second quarter of 2000.

    As approved by shareholders at the Company's 1999 annual meeting, CNB, Inc. became CNB Florida Bancshares, Inc. on June 30, 1999. The new name better reflects the nature of the Company's business and its geographic focus.

RESULTS OF OPERATIONS

    In 1999, the Company's earnings were $2.9 million, or $0.49 per basic share, compared to $2.7 million, or $0.55 per basic share, and $3.0 million, or $0.69 per basic share, in 1998 and 1997, respectively. Per share earnings for 1999 were adversely impacted by the Company's initial public offering completed in the first quarter of 1999. The Company sold 1,250,000 shares raising
$11.4 million, net of underwriting discounts and expenses, to support its expansion plans and for general corporate purposes. Weighted average shares increased 23% in 1999 compared to 1998. Per share earnings for 1998 were also adversely affected by the stock sale from the Rights Offering in July 1997, which resulted in a 12% increase in the weighted shares outstanding from 1997 to 1998.

NET INTEREST INCOME/MARGINS

    Net interest income is the single largest source of revenue of the Company and is equal to interest and fee income generated by earning assets less interest expense.

    In 1999, net interest income increased $3.0 million, or 26%. This follows an increase of $945,000 or 9%, in 1998, and $2.3 million, or 27% in 1997. The increase in 1999 is mainly attributable to loan portfolio growth and related increase in interest income from loans of $3.5 million. Also contributing to the increase was a 4% decrease in interest expense resulting from an improved interest rate mix, and an 18% increase in non-interest bearing deposits, while total deposits grew 9%. The increase in net interest income for 1998 is primarily the result of loan interest and fee income growth of $1.3 million, investment income growth of $364,000, offset by an increase in interest expense of $754,000.

    The Company's net interest margin increased to 5.00% in 1999, compared to 4.43% and 4.52% in 1998 and 1997, respectively. The higher yield in 1999 reflects a more favorable earning asset mix as the loan portfolio, which is the largest and highest yielding component of earning assets, increased 42% from $187.0 million in 1998 to $266.1 million in 1999.

    Table 1: "Average Balances--Yields and Rates", below, presents comparative earning asset composition as well as earning asset yields and interest bearing liabilities for 1999, 1998 and 1997. Table 1a: "Analysis of Changes in Interest Income and Expense" shows the changes in net interest income by category due to shifts in volumes and rates for years presented.

                  TABLE 1: AVERAGE BALANCES--YIELDS AND RATES

                                     DECEMBER 31, 1999                 DECEMBER 31, 1998                 DECEMBER 31, 1997
                              -------------------------------   -------------------------------   -------------------------------
                                         INTEREST                          INTEREST                          INTEREST
                              AVERAGE    INCOME OR   AVERAGE    AVERAGE    INCOME OR   AVERAGE    AVERAGE    INCOME OR   AVERAGE
                              BALANCE     EXPENSE      RATE     BALANCE     EXPENSE      RATE     BALANCE     EXPENSE      RATE
                              --------   ---------   --------   --------   ---------   --------   --------   ---------   --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
  Federal Funds Sold........  $ 13,285    $   643      4.84%    $ 32,583    $ 1,701      5.22%    $ 13,480    $   720      5.34%
  Investment Securities
    Available for Sale......    45,082      2,671      5.92       47,675      2,869      6.01       58,442      3,560      6.09
  Investment Securities Held
    to Maturity.............     9,151        504      5.51        6,519        326      5.00        9,160        490      5.35
  Loans (1).................   215,861     19,412      8.99      171,048     15,877      9.28      155,168     14,542      9.37
  Interest Bearing
    Deposits................    10,533        528      5.01        6,494        346      5.36        1,946        108      5.55
                              --------    -------      ----     --------    -------      ----     --------    -------     -----
TOTAL EARNING ASSETS........   293,912     23,758      8.08      264,319     21,119      7.99      238,196     19,420      8.15
  All Other Assets..........    27,543                            23,774                            22,508
                              --------                          --------                          --------
TOTAL ASSETS................  $321,455                          $288,093                          $260,704
                              ========                          ========                          ========
LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW & Money Markets.......  $ 80,132      1,749      2.18%    $ 68,950      1,682      2.44%    $ 62,465      1,555      2.49%
  Savings...................    17,445        245      1.40       16,379        312      1.90       15,146        296      1.95
  Time Deposits.............   131,548      6,731      5.12      129,157      7,057      5.46      119,545      6,404      5.36
  Short Term Borrowings.....     6,854        322      4.70        7,233        359      4.96        4,738        239      5.04
  Federal Funds Purchased...        93          5      5.40           --         --        --           --         --
  Notes Payable &
    Debentures..............        --         --        --           85          7      8.00        2,100        169      8.05
                              --------    -------      ----     --------    -------      ----     --------    -------     -----
TOTAL INTEREST BEARING
  LIABILITIES...............   236,072      9,052      3.83      221,804      9,417      4.25      203,994      8,663      4.25
  Demand Deposits...........    40,761                            33,161                            30,246
  Other Liabilities.........     2,813                             3,086                             2,434
  Shareholders' Equity......    41,809                            30,042                            24,030
                              --------                          --------                          --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY......  $321,455                          $288,093                          $260,704
                              ========                          ========                          ========
                                                       ----                              ----                             -----
INTEREST SPREAD (2).........                           4.25%                             3.74%                             3.90%
                                                       ====                              ====                             =====
                                          -------                           -------                           -------
NET INTEREST INCOME.........              $14,706                           $11,702                           $10,757
                                          =======                           =======                           =======
NET INTEREST MARGIN (3).....                           5.00%                             4.43%                             4.52%
                                                       ====                              ====                             =====

------------------------------

(1) Interest income on average loans includes loan fee recognition of $697,000, $572,000 and $531,000 in 1999, 1998 and 1997 respectively.

(2) Represents the average rate earned minus average rate paid.

(3) Represents net interest income divided by total earning assets.

          TABLE 1A: ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

                                                 NET CHANGE DECEMBER 31,            NET CHANGE DECEMBER 31,
                                                1998-1999 ATTRIBUTABLE TO:         1997-1998 ATTRIBUTABLE TO:
                                             --------------------------------   --------------------------------
                                                                       NET                                NET
                                             VOLUME (1)   RATE (2)    CHANGE    VOLUME (1)   RATE (2)    CHANGE
                                             ----------   --------   --------   ----------   --------   --------
                                                                         (THOUSANDS)
INTEREST INCOME:
  Federal Funds Sold.......................    $(1,007)    $ (51)    $(1,058)     $ 1,020     $ (39)    $   981
  Investment Securities Available for
    Sale...................................       (158)      (40)       (198)        (656)      (37)       (693)
  Investment Securities Held to Maturity...        132        46         178         (141)      (23)       (164)
  Loans....................................      4,160      (625)      3,535        1,488      (153)      1,335
  Interest Bearing Deposits................        218       (36)        182          253       (13)        240
                                               -------     -----     -------      -------     -----     -------
    Total..................................      3,345      (706)      2,639        1,964      (265)      1,699

INTEREST EXPENSE:
  NOW & Money Markets......................        273      (206)         67          161       (34)        127
  Savings..................................         20       (87)        (67)          24        (8)         16
  Time Deposits............................        130      (456)       (326)         515       138         653
  Short Term Borrowings....................        (18)      (19)        (37)         124        (4)        120
  Federal Funds Purchased..................          5        --           5           --        --          --
  Notes Payable & Debentures...............         (7)       --          (7)        (162)       --        (162)
                                               -------     -----     -------      -------     -----     -------
    Total..................................        403      (768)       (365)         662        92         754
                                               -------     -----     -------      -------     -----     -------
      Net Interest Income..................    $ 2,942     $  62     $ 3,004      $ 1,302     $(357)    $   945
                                               =======     =====     =======      =======     =====     =======

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

NON-INTEREST INCOME

    Non-interest income increased $560,000 or 23% in 1999, compared with $239,000 or 11% in 1998 compared with 1997. Service charges on deposit accounts increased $311,000 or 17% in 1999, compared to an increase of 4% in 1998. The main contributing factor for the increase in 1999 was an increase in service charge fees that went into effect March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees had an increase of $249,000 or 43% in 1999 and $162,000 or 39% in 1998. The main contributing factors for the increase in 1999 were fees associated with ATM surcharges coupled with mortgage servicing fees collected from the mortgage loans sold to secondary markets. Non-interest income as a percentage of average assets was 0.92% in 1999 compared to 0.83% and 0.83% in 1998 and 1997, respectively.

NON-INTEREST EXPENSE

    Non-interest expense increased by $2.7 million, or 29%, for the year ended 1999, as compared to increases of $1.4 million, or 18%, and $1.6 million, or 24%, for 1998 and 1997, respectively. At the end of 1999, non-interest expenses as a percentage of average assets increased to 3.73%, as compared to 3.23% and 3.04% in 1998 and 1997, respectively. Salaries and employee benefits have increased $1.6 million from 1998, compared to $859,000 from 1997. The increase from 1998 to 1999 reflects the continued execution of management's strategy to expand CNB into the Jacksonville and Gainesville markets and the building of an infrastructure to support the expansion strategy. In June 1999, the Bank opened and staffed a temporary branch office in Jacksonville on Beach Boulevard. The increase in non-interest expense from 1997 to 1998 was due mainly to the implementation of the Company's business plan and also involved hiring a Bank President, three Division Presidents, a Chief Financial Officer and several other key positions. As a percentage of average total assets, salaries and employee benefits have increased to 2.01% in 1999 compared 1.67% and 1.52% in 1998 and 1997, respectively.

    Occupancy expenses (including furniture, fixtures & equipment) increased to $1.8 million in 1999 compared to $1.6 million in 1998 and $1.4 million in 1997. Occupancy expenses in 1999 were impacted by costs associated with the opening of the temporary branch office on Beach Boulevard and the lease expense of temporary offices for holding company personnel in Jacksonville. Offsetting these expenses in 1999 was a reduction in maintenance contract expenses. The increase from 1997 to 1998 was largely due to expenses associated with the West 90 Office opening in Lake City during August 1997.

    Other operating expenses increased $836,000 and $320,000 in 1999 and 1998, or 29% and 12%, respectively. The increase in 1999 was attributable to: (1) an increase in postage and delivery expense of approximately $91,000 due to increased deposit accounts and additional courier runs due to the opening of the temporary Jacksonville branch office; (2) an increase of $152,000 in telephone expense, with much of the increase resulting from the installation of a bank-wide systems network and the added expenses from the offices opened in Jacksonville; (3) an increase in marketing expense of $115,000 due to the Company's increased advertising in the new markets and enhanced promotion of the Bank in its present markets; (4) an increase in legal and professional fees of $102,000, which is mainly attributable to increased accounting and data processing fees. The main contributing factors in 1998 was an increase in telephone expense, which resulted from the installation of a new toll free telephone banking system in April 1997 allowing customers access to their accounts 24 hours a day, seven days a week. Other contributing factors were increases in employee education expense, legal and professional fees, and postage and delivery service.

    The following table details the areas of significance in other operating expenses.

                       TABLE 2: OTHER OPERATING EXPENSES
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
Data processing.....................................   $  590     $  540     $  519
Postage and delivery................................      468        377        336
Telephone...........................................      423        271        185
Advertising and promotion...........................      354        239        257
Legal and professional..............................      327        225        158
Supplies............................................      299        244        231
Administrative......................................      182        123        103
Amortization of intangible assets...................      179        190        202
Loan expenses.......................................      165        133        135
Regulatory fees.....................................      143        134        119
Other...............................................      593        411        322
                                                       ------     ------     ------
  Total other operating expenses....................   $3,723     $2,887     $2,567
                                                       ======     ======     ======

INCOME TAXES

    The effective tax rate for the year ended December 31, 1999 was 34.7%, compared to 34.4% for 1998 and 34.7% for 1997. The consolidated provision for income taxes increased to $1.6 million in 1999, compared to $1.4 million in 1998 and $1.6 million in 1997. Tax exempt investment income had a positive impact on the effective rate of 2.7%, 2.9% and 2.3% in 1999, 1998 and 1997, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity management addresses CNB's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings and to make new loans and investments as they arise. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines of credit for the purchase of federal funds by the Company's from its principal correspondent banks. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale) totaled $81.1 million and represented 30.0% of average total deposits during 1999, compared to $96.9 million and 39.1% for 1998.

    The Company has available lines of credit with other financial institutions totaling $15.0 million. The Company is also a member of the Federal Home Loan Bank and as such has access to both long and short term funds. There was an outstanding balance of $4.8 million in federal funds purchased at December 31, 1999.

    The asset mix of the balance sheet is evaluated continually in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

    The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes and interest rates.

    TABLE 3, "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

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

                       TABLE 3: RATE SENSITIVITY ANALYSIS
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                                        FAIR
                                          1 YEAR    2 YEARS    3 YEARS    4 YEARS    5 YEARS     BEYOND     TOTAL      VALUE
                                         --------   --------   --------   --------   --------   --------   --------   --------
INTEREST-EARNING ASSETS:
Loans
  Fixed Rate Loans....................   $ 19,714   $13,394    $20,399    $20,582    $27,358    $ 57,203   $158,650   $157,147
    Average Interest Rate.............       8.22%     9.64%      8.67%      8.79%      8.35%       8.17%      8.48%

  Variable Rate Loans.................     19,362    12,927      4,816      4,707      3,713      61,909    107,434    107,434
    Average Interest Rate.............       9.17%     8.85%      9.16%      8.89%      9.24%       8.10%      8.50%

Investment Securities(1)
  Fixed Rate Investments..............      4,429     7,587         90        179     20,431      10,187     42,903     41,324
    Average Interest Rate.............       5.82%     6.50%      4.10%      7.10%      6.02%       5.71%      6.01%

  Variable Rate Investments...........         --        --         --         --         --       1,792      1,792      1,797
    Average Interest Rate.............                                                              6.04%      6.04%

Other Earning Assets(2)...............      2,140        --         --         --         --          --      2,140      2,192
    Average Interest Rate.............       6.40%                                                             6.40%
                                         --------   -------    -------    -------    -------    --------   --------   --------
TOTAL INTEREST-EARNING ASSETS.........   $ 45,645   $33,908    $25,305    $25,468    $51,502    $131,091   $312,919   $309,894
    AVERAGE INTEREST RATE.............       8.30%     8.64%      8.75%      8.80%      7.49%       7.92%      8.12%
                                         ========   =======    =======    =======    =======    ========   ========   ========
INTEREST-BEARING LIABILITIES:
NOW...................................   $ 14,358   $    --    $    --    $    --    $    --    $ 47,619   $ 61,977   $ 61,977
    Average Interest Rate.............       4.72%                                                  1.16%      1.98%

Money Market..........................     31,411        --         --         --         --       2,178     33,589     33,589
    Average Interest Rate.............       4.66%                                                  2.78%      4.54%

Savings...............................         --        --         --         --         --      16,537     16,537     16,537
    Average Interest Rate.............                                                              1.39%      1.39%

CD's $100,000 and Over................     38,651     4,118      1,871        209         --          --     44,849     44,846
    Average Interest Rate.............       5.49%     5.85%      5.94%      4.83%                             5.54%

CD's Under $100,000...................     72,714    12,071      3,088      1,064        204          --     89,141     89,200
    Average Interest Rate.............       4.83%     5.39%      5.45%      5.23%      5.54%                  4.93%

Securities Sold Under
  Repurchase Agreements...............      7,263        --         --         --         --          --      7,263      7,263
    Average Interest Rate.............       5.20%                                                             5.20%

Federal Funds Purchased...............      4,800        --         --         --         --          --      4,800      4,800
    Average Interest Rate.............       5.36%                                                             5.36%
                                         --------   -------    -------    -------    -------    --------   --------   --------
TOTAL INTEREST-BEARING LIABILITIES....   $169,197   $16,189    $ 4,959    $ 1,273    $   204    $ 66,334   $258,156   $258,212
    AVERAGE INTEREST RATE.............       4.97%     5.51%      5.63%      5.16%      5.54%       1.27%      4.07%
                                         ========   =======    =======    =======    =======    ========   ========   ========

------------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $857,000.

(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

    Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 84.9% of total average deposits in 1999 and 85.0% in 1998. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. TABLE 4, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.

             TABLE 4: MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                               DECEMBER 31, 1999

                                                                AMOUNT
                                                              -----------
                                                              (THOUSANDS)
Three Months or Less........................................    $ 9,228
Three Through Six Months....................................     12,159
Six Through Twelve Months...................................     17,264
Over Twelve Months..........................................      6,198
                                                                -------
Total.......................................................    $44,849
                                                                =======

LENDING ACTIVITIES

    Loan growth of 42% in 1999 reflected continued growth in the Company's core markets combined with the Company's execution of its expansion strategy in the Jacksonville and Gainesville markets. An increased focus on commercial and commercial real estate lending contributed significantly to the overall growth in loans. The Company's loan to deposit ratio reached 92% at December 31, 1999 compared to 71% at the 1998 year end. The 1999 loan growth contributed to a 26% increase in net interest income to $14.7 million for the year ended
December 31, 1999 compared to $11.7 million in 1998.

    As of December 31, 1999 the Company had total loans of $266.1 million, as compared to $187.0 million at December 31, 1998, an increase of $79.1 million or 42%. This growth was mainly due to $51.7 million, or 61% increase in commercial, financial and agricultural loans. Real estate construction loans totaled
$18.9 million, or 7% of the loan portfolio, as compared to 4% in 1998. Commercial, financial and agricultural loans, which include loans secured by owner-occupied commercial real estate, totaled $136.9 million, or 52% of the loan portfolio as compared to 46% in 1998. Real estate mortgage loans primarily consisted of single family residential mortgages totaled $86.3 million, or 32% of the loan portfolio in comparison to 39% in 1998. Installment and consumer loans, which include credit card balances of approximately $1.5 million, totaled $23.9 million, or 9% of the loan portfolio as compared to 11% in 1998. The composition of the Company's loan portfolio for the past five years is presented in TABLE 5.

    Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded.

                      TABLE 5: LOAN PORTFOLIO COMPOSITION

                                                             AS OF DECEMBER 31,
                                            ----------------------------------------------------
TYPES OF LOANS                                1999       1998       1997       1996       1995
--------------                              --------   --------   --------   --------   --------
                                                                (THOUSANDS)
Commercial, Financial and Agricultural....  $136,937   $ 85,208   $ 69,238   $ 68,595   $ 48,948
Real Estate--Construction.................    18,926      8,527      3,336      4,029      2,159
Real Estate--Mortgage.....................    86,275     72,357     68,561     56,787     34,912
Installment and Consumer..................    23,946     20,923     18,514     19,413     16,330
                                            --------   --------   --------   --------   --------

Total Loans, Net of Unearned Discount.....   266,084    187,015    159,649    148,824    102,349
Less: Allowance for Loan Losses...........    (2,671)    (1,875)    (1,495)    (1,396)      (946)
                                            --------   --------   --------   --------   --------
Net Loans.................................  $263,413   $185,140   $158,154   $147,428   $101,403
                                            ========   ========   ========   ========   ========

    TABLE 6 sets forth the maturity distribution for selected components of the Company's loan portfolio as of December 31, 1999. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  TABLE 6: MATURITY SCHEDULE OF SELECTED LOANS

                                                   DECEMBER 31, 1999
                                       -----------------------------------------
                                         0-12       1-5       OVER 5
                                        MONTHS     YEARS      YEARS      TOTAL
                                       --------   --------   --------   --------
                                                      (THOUSANDS)
Commercial, Financial &
  Agricultural.......................  $14,447    $ 72,737   $ 49,753   $136,937
Real Estate--Construction............   18,926          --         --     18,926
All Other Loans......................    5,703      35,159     69,359    110,221
                                       -------    --------   --------   --------
Total................................  $39,076    $107,896   $119,112   $266,084
                                       =======    ========   ========   ========

Fixed Interest Rate..................  $19,714    $ 81,733   $ 57,203   $158,650
Variable Interest Rate...............  $19,362    $ 26,163   $ 61,909   $107,434

    Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded.

LOAN QUALITY

    Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets declined from $2.0 million at December 31, 1998 to $831,000 at December 31, 1999. Non-performing assets as a percentage of total assets decreased to 0.24% in 1999 from 0.65% in 1998. The improvement (or decrease) in non-performing assets is attributed to the liquidation of several other real estate owned ("OREO") properties, as well as liquidating several loans guaranteed by the Small Business Administration.

    Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. TABLE 7 sets forth certain categories of risk elements on non-performing assets for the past five years.

                         TABLE 7: NON-PERFORMING ASSETS

                                                             DECEMBER 31,
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Non-Accrual Loans......................   $ 549      $1,393     $1,045     $  87      $ 372
Past Due Loans 90 Days or More
  and Still Accruing...................     180          22        158       229        159
Other Real Estate Owned
  & Repossessions......................     102         613        320        88        126
                                          -----      ------     ------     -----      -----
    Total Non-Performing Assets........   $ 831      $2,028     $1,523     $ 404      $ 657
                                          =====      ======     ======     =====      =====

Percent of Total Assets................    0.24%       0.65%      0.56%     0.16%      0.37%
                                          =====      ======     ======     =====      =====

    The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past due and other loans that management believes require attention. The provision for loan losses is a charge to earnings in the current period to maintain the allowance for loan losses at an adequate level. Loans are charged against the allowance when management believes collection of the principal is unlikely. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

                TABLE 8: ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                           DECEMBER 31,
                            --------------------------------------------------------------------------
                                   1999                  1998                  1997             1996
                            -------------------   -------------------   -------------------   --------
                                       PERCENT               PERCENT               PERCENT
                                       OF LOANS              OF LOANS              OF LOANS
                                       IN EACH               IN EACH               IN EACH
                                       CATEGORY              CATEGORY              CATEGORY
                                       TO TOTAL              TO TOTAL              TO TOTAL
                             AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                            --------   --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Commercial, Financial and
  Agricultural............   $1,670      51.5%     $1,061      45.6%     $  932      43.4%     $  821
Real
  Estate--Construction....       12       7.1%          6       4.5%          9       2.1%          5
Real Estate--Mortgage.....      220      32.4%        127      38.7%        163      42.9%        154
Consumer..................      769       9.0%        621      11.2%        391      11.6%        416
Unallocated...............       --        --          60        --          --        --          --
                             ------     -----      ------     -----      ------     -----      ------
  Total...................   $2,671       100%     $1,875       100%     $1,495       100%     $1,396
                             ======     =====      ======     =====      ======     =====      ======

                                     DECEMBER 31,
                            ------------------------------
                              1996            1995
                            --------   -------------------
                            PERCENT               PERCENT
                            OF LOANS              OF LOANS
                            IN EACH               IN EACH
                            CATEGORY              CATEGORY
                            TO TOTAL              TO TOTAL
                             LOANS      AMOUNT     LOANS
                            --------   --------   --------
                                (DOLLARS IN THOUSANDS)
Commercial, Financial and
  Agricultural............    46.1%      $476       47.8%
Real
  Estate--Construction....     2.7%         5        2.1%
Real Estate--Mortgage.....    38.2%        72       34.1%
Consumer..................    13.0%       389       16.0%
Unallocated...............      --          4         --
                             -----       ----      -----
  Total...................     100%      $946        100%
                             =====       ====      =====

    The allowance for loan losses on December 31, 1999, was $2.7 million, or 1.00% of total loans outstanding, net of unearned income compared to $1.9 million or 1.00% at December 31, 1998. The increase in the allowance is a direct result of the loan growth experienced in 1999.

    TABLE 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the past five years. TABLE 9: "Activity in Allowance for Loan Losses" indicates activity in the allowance for loan losses for the years 1999, 1998, 1997, 1996 and 1995.

                 TABLE 9: ACTIVITY IN ALLOWANCE FOR LOAN LOSSES

                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance at Beginning of Year..............  $  1,875   $  1,495   $  1,396   $    946   $    827
Allowance Acquired by Merger..............        --         --         --        370         --
Loans Charged-Off:
  Commercial, Financial and
    Agricultural..........................       312        123        160         79         11
  Real Estate, Mortgage...................        13          3         --          1         --
  Consumer................................       309        296        248        203        159
                                            --------   --------   --------   --------   --------
    Total Loans Charged-Off...............      (634)      (422)      (408)      (283)      (170)
Recoveries on Loans Previously
  Charged-Off:
  Commercial, Financial and
    Agricultural..........................       188         41         24          7         17
  Real Estate Mortgage....................        --          7         --          1         --
  Consumer................................        82         44         43         20         42
                                            --------   --------   --------   --------   --------
    Total Loan Recoveries.................       270         92         67         28         59
                                            --------   --------   --------   --------   --------
      Net Loans Charged-Off...............      (364)      (330)      (341)      (255)      (111)
                                            --------   --------   --------   --------   --------
Provision for Loan Losses
  Charged to Expense......................     1,160        710        440        335        230
                                            --------   --------   --------   --------   --------
Ending Balance............................  $  2,671   $  1,875   $  1,495   $  1,396   $    946
                                            ========   ========   ========   ========   ========
Total Loans Outstanding...................  $266,084   $187,015   $159,649   $148,824   $102,349
Average Loans Outstanding.................  $215,861   $171,048   $155,168   $117,450   $ 93,454
Allowance for Loan Losses to Loans
  Outstanding.............................      1.00%      1.00%      0.94%      0.94%      0.92%
Net Charge-Offs to Average Loans
  Outstanding.............................      0.17%      0.19%      0.22%      0.22%      0.12%

INVESTMENT PORTFOLIO

    The Company uses its securities portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. The total recorded value of securities was $45.7 million at December 31, 1999, a decrease of 27% from $62.3 million at the end of 1998. Securities are classified as either held-to-maturity or available-for-sale which are recorded at fair market value. Securities available-for-sale, which made up 77% of the total investment portfolio as of December 31, 1999 had a value of $35.1 million. With most of the portfolio being in the available-for-sale category, the Company has the flexibility in case an immediate need for liquidity arises. The unrealized gains or losses, net of tax, do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity. At December 31, 1999, shareholders' equity included a net unrealized loss of $537,000 compared to net unrealized gain of $418,000 at December 31, 1998.

    As a percent of total earning assets, the investment portfolio has deceased to a level of 15% at December 31, 1999 compared to 22% for year ended 1998. The significant decrease in the size of the portfolio relative to total earning assets is attributable to the increase in loan growth which improved the mix of earning assets.

    The Company invests primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States and obligations of agencies of the United States. In addition, the Company enters into federal funds transactions with its principal correspondent banks. The Federal Reserve Bank and Federal Home Loan Bank also require equity investments to be maintained by the Company.

    TABLE10 sets forth the breakdown of investment securities by maturities and TABLE 10A displays the average yield by range of maturities.

          TABLE 10: MATURITY DISTRIBUTION OF INVESTMENT SECURITIES (1)
                               DECEMBER 31, 1999

                                                       HELD TO MATURITY          AVAILABLE FOR SALE
                                                   ------------------------   ------------------------
                                                   AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                     COST      MARKET VALUE     COST      MARKET VALUE
                                                   ---------   ------------   ---------   ------------
                                                                  DOLLARS IN THOUSANDS
U.S. Treasury:
  One Year or Less...............................   $    --       $   --       $ 2,498       $ 2,501
  Over One Through Five Years....................        --           --         7,482         7,513
                                                    -------       ------       -------       -------
Total U.S. Treasury..............................        --           --         9,980        10,014

U.S. Government Agencies and Corporations:
  Over One Through Five Years....................        --           --        20,000        19,062
  Over Five Through Ten Years....................     8,721        8,132            --            --
                                                    -------       ------       -------       -------
Total U.S. Government Agencies and
  Corporations...................................     8,721        8,132        20,000        19,062

Obligations of State and Political Subdivisions:
  Over One Through Five Years....................        --           --            85            85
  Over Five Through Ten Years....................        --           --           790           786
  Over Ten Years.................................        --           --           708           704
                                                    -------       ------       -------       -------
Total Obligations of State and Political
  Subdivisions...................................        --           --         1,583         1,575

Mortgage-Backed Securities (2):
  One Year or Less...............................     1,846        1,770            --            --
  Over One Through Five Years....................        15           15            --            --
  Over Five Through Ten Years....................        --           --           865           865
  Over Ten Years.................................        --           --         1,685         1,688
                                                    -------       ------       -------       -------
Total Mortgage-Backed Securities.................     1,861        1,785         2,550         2,553

Other Securities:
  Over Ten Years (3).............................        --           --         1,855         1,907
                                                    -------       ------       -------       -------
Total Other Securities...........................        --           --         1,855         1,907
                                                    -------       ------       -------       -------
Total Securities.................................   $10,582       $9,917       $35,968       $35,111
                                                    =======       ======       =======       =======

------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.

(2) Represents investments in mortgage-backed securities which are subject to early repayment.

(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

            TABLE 10A: WEIGHTED AVERAGE YIELD BY RANGE OF MATURITIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
One Year or Less............................................    5.81%          5.23%
Over One through Five Years.................................    6.15           6.26
Over Five through Ten Years.................................    5.78           5.82
Over Ten Years(1)...........................................    5.65           5.91

------------------------

(1) Represents adjustable rate, mortgage-backed securities which are repriceable within one year.

CAPITAL RESOURCES

    Shareholders' equity at December 31, 1999 was $43.1 million, as compared to $30.9 million at December 31, 1998. In 1999, the Board of Directors declared dividends totaling $0.20 per share, consistent with 1998. At December 31, 1999, the Company's common stock had a book value of $7.04 per share compared to $6.36 per share in 1998.

    On January 29, 1999 the Company began trading on the NASDAQ National Market under the symbol "CNBB" after issuing 1,250,000 shares of common stock in the initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million, which are being used to support expansion plans and for general corporate purposes.

    The Comptroller establishes risk based capital guidelines for national banks. These guidelines are intended to provide an additional measure of a bank's capital adequacy by assigning weighted levels of risk to asset categories. Banks are also required to systematically hold capital against such "off balance sheet" activities as loans sold with recourse, loan commitments, guarantees and standby letters of credit. These guidelines are intended to strengthen the quality of capital by increasing the emphasis on common equity and restricting the amount of loss reserves and other forms of equity such as preferred stock that may be included in capital.

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

    At December 31, 1999, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 16.2%, 17.3% and 12.7%, respectively. Adherence to these guidelines has not had an adverse impact on the Company or its banking subsidiary. Selected capital ratios at year end 1999 as compared to 1998 are shown in TABLE 11.

                            TABLE 11: CAPITAL RATIOS

                                                             DECEMBER 31,
                                                        -----------------------   WELL CAPITALIZED   REGULATORY
                                                          1999           1998       REQUIREMENTS      MINIMUMS
                                                        --------       --------   ----------------   ----------
Risk Based Capital Ratios:
  Tier 1 Capital Ratio................................    16.2%          15.6%           6.0%            4.0%
  Total Capital to Risk-Weighted Assets...............    17.3%          16.6%          10.0%            8.0%
Tier 1 Leverage Ratio.................................    12.7%           9.7%           5.0%            4.0%

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

                       TABLE 12: SELECTED QUARTERLY DATA

                                                              1999                                        1998
                                            -----------------------------------------   -----------------------------------------
                                               4Q         3Q         2Q         1Q         4Q         3Q         2Q         1Q
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations:
  Net interest income.....................  $  3,998   $  3,774   $  3,589   $  3,345   $  3,028   $  2,943   $  2,941   $  2,790
  Provision for loan losses...............      (375)      (275)      (310)      (200)      (310)      (170)      (150)       (80)
                                            --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income after provision for
    loan losses...........................     3,623      3,499      3,279      3,145      2,718      2,773      2,791      2,710
  Other income (excluding securities
    transactions).........................       783        739        743        687        674        579        565        570
  Securities gains, net...................        --         --         --         --          2         --         --          2
  Other expenses..........................    (3,465)    (3,026)    (2,819)    (2,684)    (2,463)    (2,381)    (2,292)    (2,162)
                                            --------   --------   --------   --------   --------   --------   --------   --------
  Income before income tax expense........       941      1,212      1,203      1,148        931        971      1,064      1,120
  Income tax expense......................      (322)      (423)      (418)      (400)      (319)      (333)      (367)      (388)
                                            --------   --------   --------   --------   --------   --------   --------   --------
  Net income..............................  $    619   $    789   $    785   $    748   $    612   $    638   $    697   $    732
                                            ========   ========   ========   ========   ========   ========   ========   ========
Per Common Share:
  Basic earnings per common share.........  $   0.10   $   0.13   $   0.13   $   0.13   $   0.13   $   0.13   $   0.15   $   0.15
  Diluted earnings per common share.......      0.09       0.13       0.13       0.13       0.13       0.13       0.14       0.15
  Dividends Declared......................      0.05       0.05       0.05       0.05       0.05       0.05       0.05       0.05
  Book Value..............................      7.04       7.05       6.99       6.99       6.36       6.29       6.18       6.09
  Market Price (1)
    High..................................     10.56      10.88      10.25      10.25         --         --         --         --
    Low...................................      9.00       8.75       9.66       8.00         --         --         --         --
    Close.................................      9.63      10.69      10.00       9.75         --         --         --         --
Balance Sheet Data:
  Assets..................................  $346,076   $330,106   $314,816   $315,653   $311,565   $290,566   $287,752   $279,546
  Loans...................................   266,084    228,371    216,856    200,326    187,015    176,622    173,854    160,403
  Deposits................................   288,203    274,456    263,408    262,895    265,109    249,173    248,003    241,417
  Shareholders' Equity....................    43,075     43,075     42,715     42,691     30,896     30,555     30,016     29,558

------------------------------

(1) Prior to January 29, 1999, there was not an established trading market for the common stock of CNB Florida Bancshares, Inc.

           QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. No derivative financial instruments are held by the Company, but other financial instruments, which include investments, loans and deposit liabilities are included in the Company's balance sheet. The release requires quantitative and qualitative disclosures about market risk. See section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

    Financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999 would not necessarily be considered to apply at subsequent dates.

                              FINANCIAL STATEMENTS

    The consolidated financial statements which follow have been audited by the Company's independent certified public accountants, Arthur Andersen LLP. Their opinion on the Company's consolidated financial statements is also included therein.

                          CNB FLORIDA BANCSHARES, INC.

                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CNB
Florida Bancshares, Inc. and Subsidiary:

          We have audited the accompanying consolidated statements of financial condition of CNB FLORIDA BANCSHARES, INC. (a Florida corporation) AND SUBSIDIARY as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB Florida Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
February 10, 2000

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................   $ 17,235     $ 12,630
Federal funds sold..........................................         --       25,250
Interest-bearing deposits in other banks....................        285       11,007
                                                               --------     --------
      Total cash and cash equivalents.......................     17,520       48,887
Investment securities available for sale....................     35,111       59,337
Investment securities held to maturity......................     10,582        2,940
Loans, net..................................................    263,413      185,140
Premises and equipment, net.................................     14,395       10,754
Other assets................................................      5,055        4,507
                                                               --------     --------
      Total assets..........................................   $346,076     $311,565
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing demand...............................   $ 42,110     $ 35,701
  Savings, NOW and money market.............................    112,103       92,495
  Time under $100,000.......................................     89,141       95,369
  Time $100,000 and over....................................     44,849       41,544
                                                               --------     --------
      Total deposits........................................    288,203      265,109
Securities sold under repurchase agreements.................      7,263       12,570
Federal funds purchased.....................................      4,800           --
Other liabilities...........................................      2,735        2,990
                                                               --------     --------
      Total liabilities.....................................    303,001      280,669
                                                               --------     --------
COMMITMENTS AND CONTINGENCIES (NOTES 17 AND 18)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized,
  no shares issued or outstanding...........................         --           --
Common stock, $.01 par value; 10,000,000 shares authorized,
  6,116,070 shares issued and outstanding for 1999 and
  4,856,770 shares issued and outstanding for 1998..........         61           49
Additional paid-in capital..................................     30,805       19,465
Retained earnings...........................................     12,746       10,964
Accumulated other comprehensive (loss) income, net of
  taxes.....................................................       (537)         418
                                                               --------     --------
      Total shareholders' equity............................     43,075       30,896
                                                               --------     --------
      Total liabilities and shareholders' equity............   $346,076     $311,565
                                                               ========     ========

   The accompanying notes are an integral part of these financial statements.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                              (DOLLARS AND SHARES IN THOUSANDS)
INTEREST INCOME
  Interest and fees on loans................................   $19,412     $15,877     $14,542
  Interest on investment securities available for sale......     2,671       2,869       3,560
  Interest on investment securities held to maturity........       504         326         490
  Interest on federal funds sold............................       643       1,701         720
  Interest on interest-bearing deposits.....................       528         346         108
                                                               -------     -------     -------
        Total interest income...............................    23,758      21,119      19,420
                                                               -------     -------     -------
INTEREST EXPENSE
  Interest on deposits......................................     8,725       9,051       8,255
  Interest on short-term borrowings.........................       327         359         239
  Interest on notes payable.................................        --           7         169
                                                               -------     -------     -------
        Total interest expense..............................     9,052       9,417       8,663
                                                               -------     -------     -------
NET INTEREST INCOME.........................................    14,706      11,702      10,757
PROVISION FOR LOAN LOSS.....................................     1,160         710         440
                                                               -------     -------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS...........    13,546      10,992      10,317
                                                               -------     -------     -------
NON-INTEREST INCOME
  Service charges...........................................     2,122       1,811       1,734
  Other fees and charges....................................       830         577         418
  Gain on sale of securities................................        --           4           1
                                                               -------     -------     -------
        Total non-interest income...........................     2,952       2,392       2,153
                                                               -------     -------     -------
NON-INTEREST EXPENSE
  Salaries and employee benefits............................     6,461       4,819       3,960
  Occupancy and equipment expenses..........................     1,810       1,592       1,387
  Other operating expenses..................................     3,723       2,887       2,567
                                                               -------     -------     -------
        Total non-interest expense..........................    11,994       9,298       7,914
                                                               -------     -------     -------
INCOME BEFORE INCOME TAXES..................................     4,504       4,086       4,556
INCOME TAXES................................................     1,563       1,407       1,581
                                                               -------     -------     -------
NET INCOME..................................................   $ 2,941     $ 2,679     $ 2,975
                                                               =======     =======     =======
EARNINGS PER SHARE
  Basic earnings per share..................................   $  0.49     $  0.55     $  0.69
                                                               =======     =======     =======
  Basic weighted average shares outstanding.................     5,995       4,857       4,328
                                                               =======     =======     =======
  Diluted earnings per share................................   $  0.48     $  0.55     $  0.68
                                                               =======     =======     =======
  Diluted weighted average shares outstanding...............     6,070       4,898       4,407
                                                               =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                            YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                                            ----------------------------------------------------------------------------
                                                                                           ACCUMULATED
                                                  COMMON                                      OTHER
                                                   STOCK          ADDITIONAL              COMPREHENSIVE        TOTAL
                                            -------------------    PAID-IN     RETAINED   INCOME (LOSS),   SHAREHOLDERS'
                                             SHARES     VALUE      CAPITAL     EARNINGS    NET OF TAXES       EQUITY
                                            --------   --------   ----------   --------   --------------   -------------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)
BALANCE, DECEMBER 31, 1996................   3,875       $39        $12,663    $ 6,901        $  66           $19,669
Comprehensive income:
  Net income..............................                                       2,975
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes.................................                                                      189
      Total comprehensive income..........                                                                      3,164
Cash dividends............................                                        (620)                          (620)
Issuance of common stock, net of offering
  cost....................................     969        10          6,744                                     6,754
Issuance of common stock for option
  agreements, net of repurchases..........      12                       58                                        58
                                             -----       ---        -------    -------        -----           -------
BALANCE, DECEMBER 31, 1997................   4,856        49         19,465      9,256          255            29,025
Comprehensive income:
  Net income..............................                                       2,679
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes.................................                                                      163
      Total comprehensive income..........                                                                      2,842
Cash dividends............................                                        (971)                          (971)
                                             -----       ---        -------    -------        -----           -------
BALANCE, DECEMBER 31, 1998................   4,856        49         19,465     10,964          418            30,896
Comprehensive income:
  Net income..............................                                       2,941
  Change in unrealized gain on investment
    securities available for sale, net of
    taxes.................................                                                     (955)
      Total comprehensive income..........                                                                      1,986
Cash dividends............................                                      (1,159)                        (1,159)
Issuance of common stock, net of offering
  cost....................................   1,250        12         11,356                                    11,368
Exercise of stock options.................       2                        9                                         9
Repurchase of common stock................     (10)                     (96)                                      (96)
Issuance of restricted stock..............      18                       71                                        71
                                             -----       ---        -------    -------        -----           -------
BALANCE, DECEMBER 31, 1999................   6,116       $61        $30,805    $12,746        $(537)          $43,075
                                             =====       ===        =======    =======        =====           =======

   The accompanying notes are an integral part of these financial statements.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income................................................  $  2,941   $  2,679   $  2,975
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       971        894        828
    Provision for loan losses...............................     1,160        710        440
    Investment securities (accretion) amortization, net.....      (278)        54        135
    Non-cash compensation...................................        71         --         --
    Deferred income tax benefit.............................      (242)       (14)       (30)
    Changes in assets and liabilities:
      Other assets..........................................        82       (515)      (246)
      Other liabilities.....................................      (255)       735        219
                                                              --------   --------   --------
        Net cash provided by operating activities...........     4,450      4,543      4,321
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans.....................................   (79,433)   (27,696)   (11,165)
  Purchases of investment securities available for sale.....   (20,413)   (28,908)   (17,192)
  Purchases of investment securities held to maturity.......    (8,754)        --         --
  Proceeds from called investment securities available for
    sale....................................................     3,000         --         --
  Proceeds from maturities of investment securities
    available for sale......................................    40,442     22,654     25,417
  Proceeds from maturities of investment securities held to
    maturity................................................     1,064      5,121      1,877
  Purchases of premises and equipment.......................    (4,432)    (1,341)    (1,284)
                                                              --------   --------   --------
        Net cash used in investing activities...............   (68,526)   (30,170)    (2,347)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits..................................    23,094     33,665      4,620
  Net (decrease) increase in securities sold under
    repurchase agreements...................................    (5,307)     3,413      5,390
  Federal funds purchased...................................     4,800         --         --
  Repayment of note payable.................................        --     (1,450)    (1,200)
  Cash dividends............................................    (1,159)      (971)      (620)
  Issuance of common stock..................................    11,368         --      6,754
  Repurchase of common stock................................       (96)        --         --
  Exercise of stock options.................................         9         --         58
                                                              --------   --------   --------
        Net cash provided by financing activities...........    32,709     34,657     15,002
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (31,367)     9,030     16,976
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    48,887     39,857     22,881
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 17,520   $ 48,887   $ 39,857
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND NATURE OF OPERATIONS

    CNB Florida Bancshares, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly owned banking subsidiary, CNB National Bank (the "Bank"), which is chartered as a national bank. The Bank is a member of the Federal Reserve System and conducts business from a total of 12 banking offices in north Florida. The Company offers a full range of lending and deposit products.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry in the United States.

RECLASSIFICATIONS

    Certain amounts and captions presented in the 1998 and 1997 financial statements have been adjusted to conform to the 1999 presentation. The financial statements, as well as share and per share data, and other information have been reclassified to reflect the two-for-one stock split effective August 17, 1998.

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

INVESTMENT SECURITIES

    AVAILABLE FOR SALE

        Securities available for sale represent investment securities which are used for asset/liability, liquidity, and other funds management purposes which are deemed to have indefinite holding periods. These securities are recorded at fair value, with unrealized gain and losses, net of deferred income taxes, recorded in the accumulated other comprehensive (loss) income component of shareholders' equity.

    HELD TO MATURITY

        Securities held to maturity represent investment securities where the Company's intent and ability is to hold the securities to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts.

    Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOANS AND LOAN FEES

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

    Loan fees, net of loan origination costs, are capitalized and amortized as yield adjustments over the respective loan terms using a method which does not differ significantly from the interest method. For 1999, 1998 and 1997, loan fees included in interest and fees on loans amounted to approximately $697,000, $572,000 and $531,000, respectively.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established through a provision for loan losses charged to income. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Accrual of interest is discontinued on loans that are 90 days or more past due, unless substantially collateralized and in the process of collection, or sooner if, in the opinion of management, the borrower's financial condition is such that collection of principal or interest is doubtful.

PREMISES AND EQUIPMENT

    Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expenses as incurred. Gains and losses on dispositions are reflected in income.

    Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired, an assessment of recoverability is performed prior to any write-down of the asset.

OTHER REAL ESTATE OWNED

    Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or at fair value, less cost to sell.

INTANGIBLES

    The Company has intangible assets with carrying amounts of approximately $1,187,000 and $1,366,000 at December 31, 1999 and 1998, respectively.
Intangible assets consist of core deposits and goodwill. Core deposit intangibles are being amortized over a 10-year period using the straight-line method. Goodwill is

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) being amortized over a 15-year period on a straight-line method. Amortization of intangible assets was approximately $179,000, $190,000 and $202,000 for 1999, 1998 and 1997, respectively.

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

EARNINGS PER SHARE

    Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding in the years ended December 31, 1999, 1998 and 1997.

SUPPLEMENTAL CASH FLOW INFORMATION

    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $9,206,000, $9,049,000 and $8,308,000 during 1999,
1998 and 1997, respectively, and cash paid for income taxes was approximately $1,720,000, $1,384,000 and $1,785,000 during 1999, 1998 and 1997, respectively.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

3.  INVESTMENT SECURITIES

    Amortized cost and estimated fair value of investment securities available for sale at December 31, 1999 and 1998 are as follows (in thousands):

                               U.S.         U.S.        STATE,      MORTGAGE-
                             TREASURY    GOVERNMENT   COUNTY, AND     BACKED
1999                        SECURITIES    AGENCIES     MUNICIPAL    SECURITIES    OTHER      TOTAL
----                        ----------   ----------   -----------   ----------   --------   --------
Amortized cost............    $ 9,980     $20,000        $1,583       $2,550      $1,855    $35,968
Gross unrealized:
  Gains...................         34          --            --            3          52         89
  Losses..................         --        (938)           (8)          --          --       (946)
                              -------     -------        ------       ------      ------    -------
Estimated fair value......    $10,014     $19,062        $1,575       $2,553      $1,907    $35,111
                              =======     =======        ======       ======      ======    =======

                               U.S.         U.S.        STATE,      MORTGAGE-
                             TREASURY    GOVERNMENT   COUNTY, AND     BACKED
1998                        SECURITIES    AGENCIES     MUNICIPAL    SECURITIES    OTHER      TOTAL
----                        ----------   ----------   -----------   ----------   --------   --------
Amortized cost............    $17,966     $33,525        $1,581       $4,157      $1,443    $58,672
Gross unrealized:
  Gains...................        460          23            80           25          82        670
  Losses..................         --          --            --           (5)         --         (5)
                              -------     -------        ------       ------      ------    -------
Estimated fair value......    $18,426     $33,548        $1,661       $4,177      $1,525    $59,337
                              =======     =======        ======       ======      ======    =======

    Amortized cost and estimated fair value of investment securities held to maturity at December 31, 1999 and 1998 are as follows (in thousands):

                                                    U.S.      MORTGAGE-
                                                 GOVERNMENT     BACKED
1999                                              AGENCIES    SECURITIES    TOTAL
----                                             ----------   ----------   --------
Amortized cost.................................    $8,721       $1,861     $10,582
Gross unrealized:
  Gains........................................        --           --          --
  Losses.......................................      (589)         (76)       (665)
                                                   ------       ------     -------
Estimated fair value...........................    $8,132       $1,785     $ 9,917
                                                   ======       ======     =======

                                                             MORTGAGE-
                                                               BACKED
1998                                                         SECURITIES    TOTAL
----                                                         ----------   --------
Amortized cost.............................................    $2,940      $2,940
Gross unrealized:
  Gains....................................................         4           4
  Losses...................................................        --          --
                                                               ------      ------
Estimated fair value.......................................    $2,944      $2,944
                                                               ======      ======

    Interest income earned on tax-exempt securities in 1999, 1998 and 1997 was approximately $87,000, $83,000 and $91,000, respectively. Dividends of approximately $113,000, $93,000 and $84,000 on stock of

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

3.  INVESTMENT SECURITIES (CONTINUED)
the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 1999, 1998 and 1997, respectively.

    The amortized cost and estimated fair value of securities at December 31, 1999, by contractual maturity, are shown below (in thousands):

                                       INVESTMENT SECURITIES    INVESTMENT SECURITIES
                                         AVAILABLE FOR SALE        HELD TO MATURITY
                                       ----------------------   ----------------------
                                       AMORTIZED   ESTIMATED    AMORTIZED   ESTIMATED
DUE IN:                                  COST      FAIR VALUE     COST      FAIR VALUE
-------                                ---------   ----------   ---------   ----------
One year or less.....................   $ 2,498     $ 2,501      $    --      $   --
After one through five years.........    27,567      26,660           --          --
After five through ten...............       790         786        8,721       8,132
Over ten years.......................       708         704           --          --
Mortgage-backed securities and
  others.............................     4,405       4,460        1,861       1,785
                                        -------     -------      -------      ------
                                        $35,968     $35,111      $10,582      $9,917
                                        =======     =======      =======      ======

    At December 31, 1999, U. S. Treasury and Government agency securities with an amortized cost of approximately $26,611,000 and an estimated fair value of approximately $25,792,000 were pledged to secure public funds, treasury tax and loan deposits, and repurchase agreements.

4.  LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS

    Loans at December 31, 1999 and 1998 were comprised of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Commercial, financial, and agricultural.................  $136,937   $ 85,208
Real estate--construction...............................    18,926      8,527
Real estate--mortgage...................................    86,275     72,357
Installment and consumer lines..........................    23,946     20,923
                                                          --------   --------
    Total loans, net of unearned discount...............   266,084    187,015
Less allowance for loan losses..........................    (2,671)    (1,875)
                                                          --------   --------
    Net loans...........................................  $263,413   $185,140
                                                          ========   ========

    Activity in the allowance for loan losses account was as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Balance beginning of year...........................   $1,875     $1,495     $1,396
  Provision.........................................    1,160        710        440
  Charge-offs.......................................     (634)      (422)      (408)
  Recoveries........................................      270         92         67
                                                       ------     ------     ------
Balance at end of year..............................   $2,671     $1,875     $1,495
                                                       ======     ======     ======

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

4. LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS (CONTINUED) Nonaccrual loans totaled approximately $549,000 and $1,393,000 at
December 31, 1999 and 1998, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $23,000, $56,000 and $51,000, in 1999, 1998 and 1997,
respectively. In addition to nonaccrual loans, nonperforming assets include other real estate owned related to property acquired by foreclosure in settlement of debt. Other real estate owned was approximately $88,000 and $600,000 at December 31, 1999 and 1998, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.

    The Company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. Impaired loan information for the year ended
December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                         1999       1998       1997
                                                       --------   --------   --------
Impaired loans with an allowance.....................    $686      $1,744     $  811
Impaired loans without an allowance (1)..............      --          --        583
                                                         ----      ------     ------
    Total impaired loans.............................    $686      $1,744     $1,395
                                                         ====      ======     ======
Allowance for impaired loans.........................    $159      $  408     $  267
                                                         ====      ======     ======
Interest income recognized on impaired loans during
  the year...........................................    $ 21      $   93     $   73
                                                         ====      ======     ======

------------------------

(1) Impaired loans determined to be carried at or below fair value of the underlying collateral and, as such, do not require an allowance.

    The average balance of impaired loans during 1999, 1998 and 1997 approximated $1.2 million.

5.  PREMISES AND EQUIPMENT

    Premises and equipment were comprised of the following components at December 31 (in thousands):

                                                              1999       1998
                                                            --------   --------
Buildings and improvements................................  $ 8,757    $ 8,629
Equipment and furnishings.................................    5,382      4,213
Land......................................................    3,904      2,552
Construction in progress..................................    1,813         52
                                                            -------    -------
                                                             19,856     15,446
Less accumulated depreciation.............................   (5,461)    (4,692)
                                                            -------    -------
                                                            $14,395    $10,754
                                                            =======    =======

    Depreciation was approximately $792,000, $704,000 and $626,000 for 1999, 1998 and 1997, respectively.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

6. TIME DEPOSITS

    At December 31, 1999, the scheduled maturities of time certificates of deposit are as follows (in thousands):

2000........................................................  $111,365
2001........................................................    16,189
2002........................................................     4,959
2003........................................................     1,273
2004 and thereafter.........................................       204
                                                              --------
                                                              $133,990
                                                              ========

7. REPURCHASE AGREEMENTS

    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 1999, 1998, and 1997 was approximately $6,854,000, $7,233,000 and $4,738,000, respectively. Interest expense in 1999, 1998 and 1997 was approximately $322,000, $359,000 and $238,000, respectively, resulting in an average rate paid of 4.70% in 1999, 4.97% in 1998 and 5.03% in 1997. The highest amount outstanding during 1999, 1998 and 1997 was approximately $10,700,000, $12,570,000 and $9,157,000, respectively.

8. OTHER OPERATING EXPENSES

    Components of other operating expenses are as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Data processing.....................................   $  590     $  540     $  519
Postage and delivery................................      468        377        336
Advertising and promotion...........................      354        239        257
Supplies............................................      299        244        231
Amortization of intangible assets...................      179        190        202
Telephone...........................................      423        271        185
Legal and professional..............................      327        225        158
Loan expense........................................      165        133        135
Regulatory fees.....................................      143        134        119
Administrative......................................      182        123        103
Other...............................................      593        411        322
                                                       ------     ------     ------
                                                       $3,723     $2,887     $2,567
                                                       ======     ======     ======

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

9. INCOME TAXES

    The income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following components (in thousands):

                                                        1999       1998       1997
                                                      --------   --------   --------
Current:
  Federal...........................................   $1,598     $1,365     $1,438
  State.............................................      207         56        173
                                                       ------     ------     ------
    Total...........................................   $1,805     $1,421     $1,611
                                                       ======     ======     ======

Deferred:
  Federal...........................................   $ (244)    $ (147)    $  (69)
  State.............................................        2        133         39
                                                       ------     ------     ------
    Total...........................................   $ (242)    $  (14)    $  (30)
                                                       ======     ======     ======

Total:
  Federal...........................................   $1,354     $1,218     $1,369
  State.............................................      209        189        212
                                                       ------     ------     ------
    Total...........................................   $1,563     $1,407     $1,581
                                                       ======     ======     ======

    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999       1998
                                                              --------   --------
Deferred tax liabilities:
  Property and equipment....................................   $(650)     $(685)
  Unearned loan fees........................................     (81)       (37)
  Unrealized gain on investment securities available for
    sale....................................................      --       (248)
                                                               -----      -----
                                                                (731)      (970)
                                                               -----      -----

Deferred tax assets:
  Loan loss provisions......................................     858        607
  Unrealized loss on investment securities available for
    sale....................................................     320         --
  Intangible assets.........................................     105         94
  Other items...............................................      39         50
                                                               -----      -----
                                                               1,322        751
                                                               -----      -----
Net deferred tax asset (liability)..........................   $ 591      $(219)
                                                               =====      =====

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

9. INCOME TAXES (CONTINUED)
    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 1999, 1998 and 1997:

                                                          1999        1998        1997
                                                        --------    --------    --------
Statutory rates.......................................    34.0%       34.0%       34.0%
Increase (decrease) resulting from:
  Effect of tax-exempt income.........................    (2.7)       (2.9)       (2.3)
  State income taxes, net.............................     2.5         2.6         2.5
  Nondeductible expenses..............................     0.9         0.7         0.5
                                                          ----        ----        ----
                                                          34.7%       34.4%       34.7%
                                                          ====        ====        ====

10. COMPREHENSIVE INCOME

    The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

    Comprehensive income for 1999, 1998 and 1997 is calculated as follows (in thousands):

                                                       1999       1998       1997
                                                     --------   --------   --------
Unrealized (loss) gains recognized in other
  comprehensive income (net):
  Before tax.......................................  $(1,523)    $  258     $  301
  Income tax.......................................     (568)        95        112
                                                     -------     ------     ------
  Net of tax.......................................  $  (955)    $  163     $  189
                                                     =======     ======     ======

Amounts reported in net income:
  Gain on sale of securities.......................  $    --     $    4     $    1
  Net (accretion) amortization.....................     (278)        54        135
                                                     -------     ------     ------
  Reclassification adjustment......................     (278)        58        136
  Income tax expense...............................       96        (20)       (47)
                                                     -------     ------     ------
  Reclassification adjustment, net of tax..........  $  (182)    $   38     $   89
                                                     =======     ======     ======

Amounts reported in other comprehensive income:
  Unrealized (loss) gains arising during period,
    net of tax.....................................  $(1,137)    $  201     $  278
  Reclassification adjustment, net of tax..........      182        (38)       (89)
                                                     -------     ------     ------
  Unrealized (loss) gains recognized in other
    comprehensive income (net).....................     (955)       163        189
  Net income.......................................    2,941      2,679      2,975
                                                     -------     ------     ------
    Total comprehensive income.....................  $ 1,986     $2,842     $3,164
                                                     =======     ======     ======

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

11. LOANS TO RELATED PARTIES

    Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted to(or in some cases, guaranteed loans by) the Bank. An analysis of such activities follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Balance, January 1..........................................   $3,306     $4,450
  New loans and advances....................................    1,646      3,127
  Repayments (excluding renewals)...........................   (1,267)    (4,271)
                                                               ------     ------
Balance, December 31........................................   $3,685     $3,306
                                                               ======     ======

    The loans analyzed above were made in the normal course of business at prevailing interest rates and terms.

12. DIVIDEND RESTRICTIONS

    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 1999, the Bank had approximately $3,477,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

13. EQUITY

DIVIDENDS DECLARED

    During 1999, 1998 and 1997, the Company declared cash dividends of $.20, $.20 and $.14 per share, respectively.

COMMON STOCK

    During February 1999, the Company sold 1,250,000 shares of common stock resulting in proceeds of approximately $11.4 million, net of underwriting discount and expenses.

    On July 15, 1997, the Company issued 968,960 shares of common stock at $7 per share.

14. STOCK BASED COMPENSATION

STOCK OPTIONS

    The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The terms of the Performance-Based Incentive Plan ("the Plan"), which were approved by shareholders at the annual meeting in April 1998, allow for a maximum grant of 540,000 shares. Prior to the approval of the Plan, there were issued and outstanding options totaling 166,766 of which 1,200 were exercised in 1999. There are 134,900 shares remaining to be issued under the Plan as of December 31, 1999. Generally, the options granted under the Plan become exercisable 33% in each year following the year of grant, and expire ten years after the date of the grant. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

14. STOCK BASED COMPENSATION (CONTINUED)
    Options outstanding and the activity for December 31, 1999, 1998 and 1997 are presented below:

                                                   1999                     1998                     1997
                                          ----------------------   ----------------------   ----------------------
                                                      WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                       AVERAGE                  AVERAGE                  AVERAGE
                                           SHARES    GRANT PRICE    SHARES    GRANT PRICE    SHARES    GRANT PRICE
                                          --------   -----------   --------   -----------   --------   -----------
Employee stock option plans:
  Outstanding at beginning of year......  359,766       $6.26      166,766       $4.32      149,016       $3.75
    Options granted.....................  214,600        9.92      193,000        7.93       34,000        7.00
    Options exercised...................    1,800        5.00           --          --       14,550        4.82
    Options forfeited...................   20,000        8.00           --          --        1,700        4.00
                                          -------       -----      -------       -----      -------       -----
  Outstanding at end of year............  552,566       $7.63      359,766       $6.26      166,766       $4.32
                                          =======       =====      =======       =====      =======       =====
Options exercisable at year-end.........  258,466       $5.90      184,500       $4.98      121,374       $3.99
                                          =======       =====      =======       =====      =======       =====
Weighted-average fair value of options
  granted during the year...............  $  2.59                  $  1.98                  $  2.05
                                          =======                  =======                  =======

    The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans and has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 1999, 1998 and 1997, over the vesting life of the options, pro forma net income would be as indicated below (dollars in thousands, except per share data):

                                                       AS REPORTED                       PRO FORMA
                                              ------------------------------   ------------------------------
                                                1999       1998       1997       1999       1998       1997
                                              --------   --------   --------   --------   --------   --------
Net income..................................   $2,941     $2,679     $2,975     $2,658     $2,634     $2,973
Basic earnings per common share.............   $ 0.49     $ 0.55     $ 0.69     $ 0.44     $ 0.54     $ 0.69
Diluted earnings per common share...........   $ 0.48     $ 0.55     $ 0.68     $ 0.44     $ 0.54     $ 0.67

    In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

14. STOCK BASED COMPENSATION (CONTINUED) estimates. The weighted-average grant date fair values of the options granted during 1999, 1998 and 1997 were based on the following assumptions:

                                             RISK-FREE
                                           INTEREST RATES                      DIVIDEND YIELD
                                  --------------------------------    --------------------------------
                                    1999        1998        1997        1999        1998        1997
                                  --------    --------    --------    --------    --------    --------
Performance-Based Incentive and
  other stock option plans......    5.89%       4.62%       5.89%      2.03%       2.50%       2.86%

                                                     EXPECTED LIVES                     VOLATILITY
                                             ------------------------------   ------------------------------
                                               1999       1998       1997       1999       1998       1997
                                             --------   --------   --------   --------   --------   --------
Performance-Based Incentive and
  other stock option plans.................  6 years    6 years    8 years     0.20%      0.25%      0.25%

    Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 1999, 1998 and 1997 may not be indicative of future amounts.

    The following table summarizes information about stock options outstanding at December 31, 1999.

                                         OUTSTANDING                 EXERCISABLE
                               -------------------------------   -------------------
                                                      AVERAGE               AVERAGE
EXERCISE                                  AVERAGE    EXERCISE               EXERCISE
PRICE RANGE                     SHARES      LIFE       PRICE      SHARES     PRICE
-----------                    --------   --------   ---------   --------   --------
$3.06-$3.64..................   49,226      1.59       $3.22      49,226     $ 3.22
$4.00-$4.68..................   67,108      6.54        4.14      67,108       4.14
$5.00-$8.00..................  222,232      8.87        7.59     128,132       7.40
$9.00-$10.25.................  214,000      9.42        9.94      14,000      10.00
                               -------      ----       -----     -------     ------
  Total......................  552,566      8.15       $7.69     258,466     $ 5.90
                               =======      ====       =====     =======     ======

RESTRICTED STOCK

    The Company has awarded 17,500 shares of restricted stock under the Performance-Based Incentive Plan (6,250 shares have vested in 1999). The weighted average grant price of restricted stock granted and vested during 1999 was $9.75 and $8.00, respectively.

15. EMPLOYEE BENEFITS

PROFIT-SHARING PLAN

    The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan. Contributions and administrative expenses related to the plan totaled approximately $100,000, $99,000 and $84,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

15. EMPLOYEE BENEFITS (CONTINUED)
HEALTH AND WELFARE PLAN

    The Company also provides health care and life insurance benefits to all employees through Florida Bankers Insurance Trust. Total cost related to these benefits for 1999, 1998 and 1997 were approximately $453,000, $354,000 and $319,000, respectively.

16. CAPITAL

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." Management believes that as of December 31, 1999 and 1998, the Bank meets and exceeds all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the Bank's regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There have

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

16. CAPITAL (CONTINUED)
been no conditions or events since that notification that management believes have changed the institution's category.

                                                                           ADEQUATELY                  WELL
                                                      ACTUAL               CAPITALIZED              CAPITALIZED
                                                      AMOUNT     RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                                     --------   --------   -----------   --------   -----------   --------
As of December 31, 1999:
  Total capital (to risk-weighted assets):
    Consolidated...................................  $45,096      17.3%       $20,942      8.0%       $26,178       10.0%
    Bank...........................................   36,797      14.0%        21,018      8.0%        26,273       10.0%
  Tier I capital (to risk-weighted assets):
    Consolidated...................................   42,425      16.2%        10,471      4.0%        15,707        6.0%
    Bank...........................................   34,126      13.0%        10,509      4.0%        15,764        6.0%
  Tier I capital (to average assets):
    Consolidated...................................   42,425      12.7%        13,363      4.0%        16,704        5.0%
    Bank...........................................   34,126      10.3%        13,219      4.0%        16,523        5.0%
As of December 31, 1998:
  Total capital (to risk-weighted assets):
    Consolidated...................................   30,987      16.6%        14,916      8.0%        18,645       10.0%
    Bank...........................................   24,122      12.8%        15,117      8.0%        18,896       10.0%
  Tier I capital (to risk-weighted assets):
    Consolidated...................................   29,112      15.6%         7,458      4.0%        11,187        6.0%
    Bank...........................................   22,247      11.8%         7,558      4.0%        11,337        6.0%
  Tier I capital (to average assets):
    Consolidated...................................   29,112       9.7%        12,009      4.0%        15,011        5.0%
    Bank...........................................   22,247       7.4%        11,978      4.0%        14,972        5.0%

17. COMMITMENTS AND CONTINGENCIES

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

    Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

17. COMMITMENTS AND CONTINGENCIES (CONTINUED) requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $52,000,000 and $26,000,000 at December 31, 1999 and 1998,
respectively.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $4,156,000 and $2,022,000 of standby letters of credit outstanding at December 31, 1999 and 1998, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

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

FEDERAL RESERVE REQUIREMENT

    The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 1999 and 1998 was approximately $6.8 million and $3.7 million, respectively.

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The methods and assumptions used to estimate the fair value of the Company's other financial instruments are as follows:

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

    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

        The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 1999 and 1998.

    The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented as follows at December 31, 1999 and 1998 (in thousands):

                                              1999                    1998
                                      ---------------------   ---------------------
                                      CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                      --------   ----------   --------   ----------
Financial assets:
  Investment securities held to
    maturity........................  $ 10,582    $  9,917    $  2,940    $  2,944
  Net loans.........................  $263,413    $261,910    $185,140    $185,780
Financial liabilities:
  Time deposits.....................  $133,990    $134,046    $136,913    $136,283

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such financial instruments at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999 would not necessarily be indicative of fair values at future dates.

                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

19. CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                        STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
                                       Assets
Cash and cash equivalents...................................  $ 4,187        $ 6,005
Investment in CNB National Bank.............................   34,670         23,913
Other assets................................................    4,218            988
                                                              -------        -------
    Total assets............................................  $43,075        $30,906
                                                              =======        =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Other liabilities.........................................  $    --        $    10
                                                              -------        -------
    Total liabilities.......................................       --             10
                                                              -------        -------
Shareholders' equity
  Common stock..............................................       61             49
  Additional paid-in capital................................   30,805         19,465
  Retained earnings.........................................   12,746         10,964
  Accumulated other comprehensive (loss) income, net of
    taxes...................................................     (537)           418
                                                              -------        -------
    Total shareholders' equity..............................   43,075         30,896
                                                              -------        -------
    Total liabilities and shareholders' equity..............  $43,075        $30,906
                                                              =======        =======

                              STATEMENT OF INCOME

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Dividend income.............................................   $1,679     $1,853     $1,913
Interest income.............................................      298        328        195
Interest expense............................................       --         (7)      (169)
                                                               ------     ------     ------
Net interest and dividend income............................    1,977      2,174      1,939
Noninterest expense, net....................................   (1,016)      (110)       (40)
                                                               ------     ------     ------
Income before income taxes and equity in undistributed net
  income of subsidiary......................................      961      2,064      1,899
Income tax benefit (provision)..............................      268        (79)         5
                                                               ------     ------     ------
Income before equity in undistributed net income of
  subsidiary................................................    1,229      1,985      1,904
Equity in undistributed net income of subsidiary............    1,712        694      1,071
                                                               ------     ------     ------
Net income..................................................   $2,941     $2,679     $2,975
                                                               ======     ======     ======

                            STATEMENT OF CASH FLOWS

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  2,941   $ 2,679    $ 2,975
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Undistributed earnings of subsidiary....................    (1,712)     (694)    (1,071)
    Non-cash compensation...................................        71        --         --
    Changes in assets and liabilities:
      Other assets..........................................    (1,891)     (135)        27
      Other liabilities.....................................       (10)       --        (14)
                                                              --------   -------    -------
        Net cash (used in) provided by operating
          activities........................................      (601)    1,850      1,917
                                                              --------   -------    -------
Cash flows from investing activities:
  Cash paid related to investment in subsidiary.............   (10,000)       --         --
  Cash paid related to land purchase........................    (1,339)     (677)        --
                                                              --------   -------    -------
Cash flows from financing activities:
  Payments on notes payable.................................        --    (1,450)    (1,200)
  Cash dividends............................................    (1,159)     (971)      (620)
  Proceeds from issuance of common stock....................    11,377        --      6,812
  Payment to repurchase common stock........................       (96)       --         --
                                                              --------   -------    -------
        Net cash provided by (used in)financing
          activities........................................    10,122    (2,421)     4,992
                                                              --------   -------    -------
Net (decrease) increase in cash and cash equivalents........    (1,818)   (1,248)     6,909
Cash and cash equivalents, beginning of year................     6,005     7,253        344
                                                              --------   -------    -------
Cash and cash equivalents, end of year......................  $  4,187   $ 6,005    $ 7,253
                                                              ========   =======    =======

                                    PART III

    Except for the information relating to the Company's executive officers and its key employees, the material required by items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to April 15, 2000.

                        EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS
---------------------
          3(i)               Articles of Incorporation (Incorporated by reference to
                             Exhibit 3.3 to the Company's Registration Statement
                             No. 33-71082, as amended, on Form S-4 filed
                             February 8,1994).

          3(ii)              By-laws (Incorporated by reference to Exhibit 3.4 to the
                             Company's Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8, 1994).

         10                  Bennett Brown Employment Agreement (Incorporated by
                             reference to Exhibit 10 of the Company's June 30, 1999 10-Q filed on August 16, 1999).

         10(i)               K. C. Trowell Employment Agreement (Incorporated by
                             reference to Exhibit 10(i) to the Company's Pre-Effective
                             Amendment No. 1 to its Registration Statement on Form S-2
                             filed as of January 26, 1999).

         10(ii)              G. Thomas Frankland Employment Agreement (Incorporated by
                             reference to Exhibit 10 (ii) to the Company's Pre-Effective
                             Amendment No. 1 to its Registration Statement on Form S-2
                             filed as of January 26, 1999).

         10(iii)             1998 Performance-Based Incentive Plan (Incorporated by
                             reference to Exhibit 99 to the Company's Registration
                             Statement on Form S-8 filed December 7, 1998).

         21                  Subsidiaries of the Registrant.

         23                  Consent of Arthur Andersen, LLP, independent certified
                             public accountants.

         27                  Financial Data Schedule.

 REPORT OF FORM 8-K:

         a)                  On January 13, 1999, the Company filed a Form 8-K to report the unaudited 1998 results.

         b)                  On March 16, 1999, the Company filed a Form 8-K to report
                             the resignation of Corey J. Coughlin as President and Chief
                             Operating Officer of CNB National Bank and Executive Vice
                             President of CNB Florida Bancshares, Inc. and the hiring of
                             Bennett Brown as President and Chief Operating Officer of
                             CNB National Bank and Executive Vice President of CNB
                             Florida Bancshares, Inc.

         c)                  On May 19, 1999, the Company filed a Form 8-K to report the approval of its shareholders to change the name of the
                             Company to CNB Florida Bancshares, Inc.

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

                                                                CNB FLORIDA BANCSHARES, INC.
                                                                        (Registrant)

                                                       By:           /s/ G. THOMAS FRANKLAND
                                                            -----------------------------------------
                                                                       G. Thomas Frankland
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

                                                      Date: March 24, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THOMAS R. ANDREWS
     -------------------------------------------       Director                       March 24, 2000
                  Thomas R. Andrews

                /s/ AUDREY S. BULLARD
     -------------------------------------------       Director                       March 24, 2000
                  Audrey S. Bullard

                 /s/ RAYMON J. LAND
     -------------------------------------------       Director                       March 24, 2000
                   Raymon J. Land

               /s/ MARVIN H. PRITCHETT
     -------------------------------------------       Director                       March 24, 2000
                 Marvin H. Pritchett

              /s/ WILLIAM J. STREICHER
     -------------------------------------------       Director                       March 24, 2000
                William J. Streicher

                  /s/ K. C. TROWELL
     -------------------------------------------       Director                       March 24, 2000
                    K. C. Trowell

                                                       Executive Vice President
               /s/ G. THOMAS FRANKLAND                   and Chief Financial
     -------------------------------------------         Officer (Principal           March 24, 2000
                 G. Thomas Frankland                     Financial Officer)

                /s/ MARTHA S. TUCKER                   Sr. Vice President and
     -------------------------------------------         Controller (Principal        March 24, 2000
                  Martha S. Tucker                       Accounting Officer)