Form 10-Q
period 2000-03-31
CNB FLORIDA BANCSHARES INC
filed 2000-05-12
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended March 31, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________

                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                      -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          FLORIDA                                          59-2958616
------------------------------                           --------------
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

Post Office Box 3239
201 North Marion Street
Lake City, Florida                                         32056
---------------------------------                       -----------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (904) 755-3240


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of the registrant's common stock outstanding as of April 30, 2000 was 6,116,300 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition . . . . . . . . . . . . 3
         Consolidated Statement of Income. . . . . . . . . . . . . . . . . . . 4
         Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . 5
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 6
         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .  7

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  8
         Liquidity and Interest Rate Sensitivity. . . . . . . . . . . . . . . 12
         Earning Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
         Funding Sources . . . . . . . . . . . . . . . . . . . . . . . . . . .18
         Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . 19

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk. .19

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .20

         Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .20

         Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . .20

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . 20

         Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .20

         Item 6.  Exhibits and Reports on Form 8-K. . . . . .. . . . . . . . .20



                                                          PART I
                                                   FINANCIAL INFORMATION

                                       CNB FLORIDA BANCSHARES,  INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                       (Unaudited)
                                                                              March 31,          December 31,
                                                                                2000                 1999
                                                                            ------------          ---------
                                                    ASSETS                              (thousands)


Cash and cash equivalents:

    Cash and due from banks                                                    $   16,016         $   17,235
    Federal funds sold                                                              5,150                  -
    Interest bearing deposits in other banks                                          309                285
                                                                                ---------           --------
      Total cash and cash equivalents                                              21,475             17,520
Investment securities available for sale                                           33,429             35,111
Investment securities held to maturity                                             10,419             10,582
Loans:
    Commercial, financial and agricultural                                        149,677            136,937
    Real estate - mortgage                                                         91,630             86,275
    Real estate - construction                                                     20,769             18,926
    Installment and consumer                                                       28,001             23,946
                                                                                ---------           --------
      Total loans, net of unearned income                                         290,077            266,084
Less: Allowance for loan losses                                                    (2,936)            (2,671)
                                                                                ---------           --------
      Net loans                                                                   287,141            263,413

Premises and equipment, net                                                        16,082             14,395
Other assets                                                                        4,937              5,055
                                                                                ---------           --------
           TOTAL ASSETS                                                        $  373,483         $  346,076
                                                                                =========           ========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                                $   48,391         $   42,110
    Savings, NOW and Money Market                                                 125,427            112,103
    Time (under $100,000)                                                          93,032             89,141
    Time ($100,000 and over)                                                       55,622             44,849
                                                                                ---------           --------
      Total deposits                                                              322,472            288,203

Securities sold under repurchase agreements                                         5,105              7,263
Federal funds purchased                                                                 -              4,800
Other liabilities                                                                   2,600              2,735
                                                                                ---------           --------
      Total liabilities                                                           330,177            303,001
                                                                                ---------           --------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                     -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,107,070 and 6,116,070 shares issued and outstanding
    at March 31, 2000 and December 31, 1999, respectively                              61                 61
Additional paid-in capital                                                         30,725             30,805
Retained earnings                                                                  13,010             12,746
Accumulated other comprehensive income, net of tax                                   (490)              (537)
                                                                                ---------           --------
      Total shareholders' equity                                                   43,306             43,075
                                                                                ---------           --------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                         $  373,483         $  346,076
                                                                                =========           ========




                                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF INCOME
                                                  (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                   2000               1999
                                                                               ------------       ----------
                                                                                         (thousands)
Interest Income
  Interest and fees on loans                                                   $    6,179        $     4,398
  Interest on investment securities held to maturity                                  148                 47
  Interest on investment securities available for sale                                536                756
  Interest on federal funds sold                                                       76                255
  Interest on interest bearing deposits                                                 6                129
                                                                                ---------         ----------
    Total interest income                                                           6,945              5,585

Interest Expense
  Interest on deposits                                                              2,774              2,171
  Interest on short-term borrowings                                                    77                 69
                                                                                ---------         ----------
    Total interest expense                                                          2,851              2,240
                                                                                ---------         ----------
        Net interest income                                                         4,094              3,345

Provision for Loan Losses                                                             300                200
                                                                                ---------         ----------
  Net interest income after provision for loan losses                               3,794              3,145

Non-interest Income
  Service charges                                                                     515                461
  Other fees and charges                                                              256                226
                                                                                ---------         ----------
    Total non-interest income                                                         771                687
                                                                                ---------         ----------

Non-interest Expense
  Salaries and employee benefits                                                    2,054              1,499
  Occupancy and equipment expenses                                                    500                410
  Other operating expenses                                                          1,143                775
                                                                                ---------        -----------
    Total non-interest expense                                                      3,697              2,684
                                                                                ---------        -----------

Income before income taxes                                                            868              1,148
    Provision for income taxes                                                        298                400
                                                                                ---------        -----------

NET INCOME                                                                     $      570       $        748
                                                                                =========        ===========


Earnings Per Share (Note 3):

    Basic earnings per share                                                   $     0.09       $       0.13
                                                                                =========        ===========
    Weighted average shares outstanding                                         6,107,357          5,648,450
                                                                                =========        ===========

    Diluted earnings per share                                                 $     0.09       $       0.13
                                                                                =========        ===========
    Diluted weighted average shares outstanding                                 6,168,143          5,710,424
                                                                                =========        ===========






                                    CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                            2000                 1999
                                                                        ------------         ------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $       570          $       748
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               273                  229
     Provision for loan loss                                                     300                  200
     Investment securities amortization (accretion), net                          10                 (279)
     Non-cash compensation                                                        15                  -
     Changes in assets and liabilities:
      Other assets                                                                45                  542
      Other liabilities                                                         (135)                 269
                                                                          ----------          -----------

      Net cash provided by operating activities                                1,078                1,709
                                                                          ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                           -                 (20,391)
Purchases of investment securities held to maturity                             -                  (8,754)
Proceeds from maturities of securities available for sale                      1,287               19,387
Proceeds from maturities of securities held to maturity                          151                  314
Proceeds from called securities available for sale                               472                3,000
Net increase in loans                                                        (24,028)             (13,383)
Purchases of premises and equipment, net                                      (1,915)              (1,615)
                                                                          ----------          -----------

      Net cash used in investing activities                                  (24,033)             (21,442)
                                                                          ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits                                               34,269               (2,214)
Securities sold under repurchase agreements                                   (2,158)              (5,762)
Federal funds purchased                                                       (4,800)                -
Cash dividends paid                                                             (306)                (243)
Issuance of common stock                                                        -                  11,362
Repurchase of common stock                                                      (125)                -
Exercise of options                                                               30                    6
                                                                          ----------          -----------

      Net cash provided by financing activities                               26,910                3,149
                                                                          ----------          -----------


Increase (decrease) in cash and cash equivalents                               3,955              (16,584)

Cash and cash equivalents at beginning of period                              17,520               48,887
                                                                          ----------          -----------

Cash and cash equivalents at end of period                              $     21,475         $     32,303
                                                                          ==========          ==========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                     $      2,608         $      2,329
                                                                         ===========          ===========

      Taxes paid                                                        $        593         $         64
                                                                         ===========          ===========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation

The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share

Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended March 31, 2000 and 1999.

Note 4.  Comprehensive Income

Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for March 31, 2000 and 1999.

                                                    Three Months Ended March 31,
                                                    2000                  1999
                                                    ----                  ----

Net Income                                          $   570             $   748
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities:
     Unrealized Gains (Losses) on Securities
     Arising During the Period                           53                (267)
  Less: Reclassification Adjustment                       6                (176)
                                                    -------              -------
Total Unrealized Gains (Losses), Net of Tax

  Recognized in Other Comprehensive Income               47                 (91)
                                                    -------              -------
Comprehensive Income, Net of Tax                    $   617              $  657
                                                    =======              =======

Note 5.  Initial Public Offering

During February 1999, the Company sold 1,250,000 shares of common stock and received proceeds from the issuance of approximately $11.4 million, net of underwriting discount and expenses.

Note 6.  Company Name Change

On May 19, 1999, the Company's shareholders approved a proposal to change the name of CNB, Inc. to CNB Florida Bancshares, Inc. The change was effective June 30, 1999.


                                    CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                                              Selected Financial Data

                                                                      March 31,
                                                           2000                     1999
                                                       ------------             --------
Dollars in thousands except per share information.
-------------------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Total interest income                                  $      6,945             $      5,585
Total interest expense                                       (2,851)                  (2,240)
                                                        -----------               ----------
Net interest income                                           4,094                    3,345
Provision for loan losses                                      (300)                    (200)
                                                        -----------               ----------
Net interest income after
      provision for loan losses                               3,794                    3,145
Non-interest income                                             771                      687
Non-interest expense                                         (3,697)                  (2,684)
                                                        -----------               ----------
Income before taxes                                             868                    1,148
Income taxes                                                   (298)                    (400)
                                                        -----------               ----------
Net income                                             $        570             $        748
                                                        ============              ==========

-------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Basic earnings                                         $       0.09             $       0.13
Diluted earnings                                               0.09                     0.13
Book value                                                     7.09                     6.99
Dividends                                                      0.05                     0.05
Actual shares outstanding                                 6,107,070                6,107,970
Weighted average shares outstanding                       6,107,357                5,648,450
Diluted weighted average shares outstanding               6,168,143                5,710,424

-------------------------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on average assets                                       0.63    %                0.98     %
Return on average shareholders' equity                         5.31                     7.84
Dividend payout                                               55.56                    38.46
Efficiency ratio                                              75.99                    66.57
Total risk-based capital ratio                                15.96                    21.71
Average shareholders' equity to
  average assets                                              11.92                    12.48
Tier 1 leverage                                               11.82                    13.29


-------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AT PERIOD-END:
Assets                                                 $    373,483             $    315,653
Loans                                                       290,077                  200,326
Deposits                                                    322,472                  262,895
Shareholders' equity                                         43,306                   42,691

-------------------------------------------------------------------------------------------------------------------


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three months ended March 31, 2000 and 1999. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank, ("the Bank") included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1999. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to change in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors, general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new deposits. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

          On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB". The Company issued and sold 1,250,000 shares of common stock during its initial public offering at $10.25. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. This increased capital is supporting the Company's growth into the Jacksonville market and expansion in the Gainesville market.

RESULTS OF OPERATIONS

         The Company's earnings for the three month period ended March 31, 2000 were $570,000 or $0.09 per diluted share. This compares to $748,000 or $0.13 per diluted share for the same period in 1999. These first quarter results continue to reflect execution of the Company's strategy to expand the CNB franchise into new markets. Weighted average shares outstanding increased 8.1% from 5,648,450 in 1999 to 6,107,357 for the period ended March 31, 2000. This increase was due to the Company's Initial Public Offering completed January 29,1999.

Net Interest Income

         Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income was $4.1 million for the first quarter of 2000, an increase of $749,000, or 22.4%, from the first quarter of 1999. This increase was the result of growth in the loan portfolio and the related increase in interest income from loans of $1.8 million, or 40.5%. Total average earning assets increased by $43.2 million, or 15.1% to $328.7 million in 2000, compared to $285.5 million in 1999.

         Net interest margin increased to 5.01% from 4.75% reflecting the increase in and mix of earning assets and the interest income attributable to the growth in loan volume and interest and fees on loans. Total earning asset yields increased to 8.50% in 2000 from 7.93%, while rates on interest-bearing liabilities increased to 4.24% in 2000 from 3.90% in 1999. Interest expense increased $611,000, or 27.3% in the first quarter of 2000 as compared to the same period in 1999. This reflects the Company's increased reliance on new deposits for liquidity in a rising rate environment when compared to the utilization of existing liquidity for loan growth during 1999. The introduction of the new product, Preferred NOW Checking, and the increased rates paid on

Money Market accounts are the main attributable factors for the increase. The new product and rate increases have enabled the Company to enter its new markets and be competitive with other financial institutions. The increase in average interest-bearing liabilities of $37.0 million , or 15.9%, also was a contributing factor. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 2000 and 1999. Table 1a: "Analysis of Changes in Interest Income and Expense" indicates that the change in interest income was due mainly to volume increases in the loan portfolio.

                                   Table 1: Average Balances - Yields and Rates
                                                    (Unaudited)

                                                     March 31, 2000                         March 31, 1999
                                      -------------------------------------   -----------------------------------
                                                     Interest                                  Interest
                                        Average       Income or    Average     Average        Income or    Average
                                         Balance      Expense       Rate       Balance         Expense       Rate
                                        ---------    -----------  ---------   ---------      ----------   -------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $    5,449    $       76     5.61%     $  22,163    $      255       4.67%
  Investment securities
    available for sale                     33,954           536     6.35         55,038           756       5.57
  Investment securities
    held to maturity                       10,521           148     5.66          3,671            47       5.19
  Loans (1)                               278,512         6,179     8.92        193,593         4,398       9.21
  Interest bearing deposits                   294             6     8.20         11,055           129       4.73
                                       ----------    ----------     ----        -------         -----      -----

TOTAL EARNING ASSETS                      328,730         6,945     8.50        285,520         5,585       7.93
  All other assets                         33,284                                24,659
                                         --------                               -------

TOTAL ASSETS                           $  362,014                             $ 310,179
                                          =======                               =======

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  103,595    $      801     3.11%     $  76,616    $      379       2.01%
  Savings                                  17,461            60     1.38         17,012            63       1.50
  Time deposits                           143,051         1,913     5.38        133,026         1,729       5.27
  Short term borrowings                     5,694            72     5.09          6,531            69       4.28
  Federal funds purchased                     385             5     5.22             -             -          -
                                       ----------    ----------     ----        -------         -----      -----
TOTAL INTEREST BEARING
  LIABILITIES                             270,186         2,851     4.24        233,185         2,240       3.90
  Demand deposits                          45,354                                37,026
  Other liabilities                         3,326                                 1,262
  Shareholders' equity                     43,148                                38,706
                                         --------                               -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  362,014                             $ 310,179
                                          =======                               =======

                                                                    ----                                    ----
INTEREST SPREAD (2)                                                 4.26%                                   4.03%
                                                                    ====                                    ====
                                                       --------                                 -----
NET INTEREST INCOME                                  $    4,094                            $    3,345
                                                       ========                                 =====

NET INTEREST MARGIN (3)                                             5.01%                                   4.75%
                                                                    ====                                    ====

(1) Interest income on average loans includes loan fee recognition of $201,000 and $165,000 in 2000 and 1999, respectively.
(2) Represents  the average rate earned minus average rate paid.
(3) Represents  net interest  income divided by total earning assets.




                           Table 1a: Analysis of Changes in Interest Income and Expense
                                                    (Unaudited)

                                               NET CHANGE MARCH 31,                   NET CHANGE MARCH 31,
                                            1999-2000 ATTRIBUTABLE TO:             1998-1999 ATTRIBUTABLE TO:
                                            --------------------------             --------------------------
                                                                     Net                                    Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                       (thousands)

INTEREST INCOME:
   Federal funds sold                        $  (194)   $    15   $   (179)        $   (11)      $ (32)  $   (43)
   Investment securities available for sale     (292)        72       (220)              1         (77)      (76)
   Investment securities held to maturity         88         13        101             (56)         (1)      (57)
   Loans                                       1,945       (164)     1,781             782         (97)      685
   Interest bearing deposits                    (127)         4       (123)             73         (23)       50
                                              ------    -------    -------         -------      ------    ------
      Total                                    1,420        (60)     1,360             789        (230)      559
                                              ------    -------    -------         -------      ------    ------


INTEREST EXPENSE:
   NOW and money markets                         135        287       422               66        (102)      (36)
   Savings                                         2         (5)       (3)               5         (18)      (13)
   Time deposits                                 131         53       184              126         (61)       65
   Short term borrowings                         (11)        14         3                7         (12)       (5)
   Notes payable and debentures                    -          5         5               (7)          -        (7)
                                              ------    -------   -------          -------    --------    ------
      Total                                      257        354       611              197        (193)        4
                                              ------    -------   -------          -------    --------    ------
         Net interest income                 $ 1,163   $   (414)  $   749         $    592   $     (37)  $   555
                                              ======    =======   =======          =======    ========    ======


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

Non-Interest Income

         Non-interest income for the quarter ended March 31, 2000 was $771,000, an increase of $84,000 or 12.2% from the first quarter of 1999. Service charges on deposit accounts increased $54,000 or 11.7% in March 2000, compared to the same period in 1999. Service charge revenues are dependent on the number of accounts, primarily transaction accounts and the level of activity subject to service charges. The increase in service charges in the first quarter of 2000 compared with the first quarter of 1999 reflects the increased number of transaction accounts along with a new fee schedule that went into effect on March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees, had an increase of $30,000 or 13.3% in March 2000 compared to March 1999.

Non-Interest Expense

        Non-interest expense increased in the first quarter of 2000 by 37.7% to $3.7 million compared to $2.7 million for the first quarter of 1999. Salaries expense increased $555,000 or 37.0%, over the first quarter of 1999 reflecting the Company's continued execution of management's strategy to expand CNB into the Jacksonville and Gainesville markets. Full-time equivalent employees increased by 37 from the first quarter of 1999 to the first quarter of 2000. This increase was mainly attributable to the Company's growth strategy, including the opening and staffing of a temporary branch office in Jacksonville on Beach Boulevard in June 1999.

         Occupancy expense, including premises, furniture and fixtures and equipment increased $90,000, or 22.0% The most significant increases have occurred in building leases and depreciation of data processing equipment.

         Other operating expenses increased $368,000, or 47.5%, in 2000 compared to 1999. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                                    Three Months Ended March 31,
                                                       2000               1999
                                                    ------------      ----------
                                                              (thousands)
         Data processing                             $  161              $ 144
         Advertising and promotion                      161                 87
         Postage and delivery                           136                105
         Telephone                                      134                 78
         Legal and professional                         102                 55
         Supplies                                        90                 75
         Loan expenses                                   66                 36
         Administrative                                  64                 29
         Amortization of intangible assets               45                 45
         Regulatory fees                                 35                 35
         Other                                          149                 86
                                                     ------               ----
         Total other operating expenses              $1,143              $ 775
                                                     ======               ====



Income Taxes

         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying rate to such interim pre-tax income. The Company's estimated tax rate for 2000 is 34%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity management addresses CNB's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings and to make new loans and investments as they arise. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines of credit for the purchase of federal funds by the Company from its principal correspondent banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $54.5 million and represented 17.6% of average total deposits during the first quarter of 2000, compared to $99.4 million and 37.7% for 1999. Average loans were 90.0% and 73.4% of average deposits for the three month period ended March 31, 2000 and 1999, respectively.

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

         Table 3 , "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on March 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

         Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under repurchase agreements; loan repayments; loan sales; deposits and certain interest rate- sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks. In addition to interest rate-sensitive deposits, the Company's primary demand for liquidity is anticipated fundings under credit commitments to customers.

                                        Table 3: Rate Sensitivity Analysis
                                                   March 31, 2000


(dollars in thousands)                                                                                      Fair
                               1 Year     2 Years    3 Years    4 Years    5 Years    Beyond    TOTAL       Value
                               ------     -------    -------    -------    -------    ------    -----       -----
INTEREST-EARNING ASSETS:

Loans
     Fixed rate loans        $  16,398  $  11,720  $  14,384  $  23,336  $  32,468  $  60,064  $ 158,370  $ 155,976
       Average interest rate     8.35%      9.14%      9.01%      8.68%      8.43%      8.27%      8.50%

     Variable rate loans        30,539     15,489     11,087      5,234      5,681     63,677    131,707    131,707
       Average interest rate     9.34%      9.57%      8.74%      9.52%      9.52%      8.71%      9.03%

Investment securities (1)
     Fixed rate investments      5,278      5,591         90     20,000        237      9,914     41,110     40,190
       Average interest rate     6.00%      6.50%      4.10%      6.03%      4.52%      5.69%      6.00%

     Variable rate investments      -          -          -          -          -       1,665      1,665      1,660
       Average interest rate                                                            6.41%      6.41%

Federal funds sold               5,150         -          -          -          -          -       5,150      5,150
       Average interest rate     5.71%                                                             5.71%

Other earning assets (2)         2,164         -          -          -          -          -       2,164      2,210
       Average interest rate     6.32%                                                             6.32%
                               -------    -------    -------    -------    -------   --------    -------   --------

Total interest-earning
  assets                     $  59,529  $  32,800  $  25,561  $  48,570  $  38,386  $ 135,320  $ 340,166  $ 336,893
       Average interest rate     8.35%      8.89%      8.88%      7.68%      8.57%      8.27%      8.34%
                               =======    =======    =======    =======    =======    =======    =======   ========


INTEREST-BEARING LIABILITIES:

NOW                          $  16,904  $       -  $       -  $       -  $       -  $  52,395  $  69,299  $  69,299
       Average interest rate     4.71%                                                  1.44%      2.24%

Money market                    36,376          -          -          -          -      2,154     38,530     38,530
       Average interest rate     4.68%                                                  2.78%      4.57%

Savings                              -          -          -          -          -     17,598     17,598     17,598
       Average interest rate                                                            1.39%      1.39%

CD's $100,000 and over          48,734      5,318      1,461        109          -          -     55,622     55,706
       Average interest rate     5.79%      5.97%      5.93%      4.84%                            5.81%

CD's under $100,000             77,668     11,929      2,405        817        213          -     93,032     93,155
       Average interest rate     5.29%      5.66%      5.42%      5.34%      5.57%                 5.34%

Securities sold under
   repurchase agreements         5,105          -          -          -          -          -      5,105      5,105
       Average interest rate     5.33%                                                             5.33%
                               -------    -------    -------    -------    -------   --------  ---------    -------

Total interest-bearing
  liabilities              $   184,787  $  17,247  $   3,866  $     926   $    213  $  72,147  $ 279,186  $ 279,393
       Average interest rate     5.25%      5.76%      5.61%      5.28%      5.57%      1.47%      4.31%
                               =======    =======    =======    =======    =======    =======    =======    =======

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $782,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

                                       13

             Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 82.8% of total deposits in the first quarter of 2000 and 84.4% for the period ended December 31, 1999. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

               Table 4: Maturity of Time Deposits of $100,000 or More
                                   March 31, 2000
                               (dollars in thousands)
                                                                   Amount
                                                                   ------
            Three months or less                                 $ 17,951
            Three through six months                               12,870
            Six through twelve months                              17,913
            Over twelve months                                      6,888
                                                                 --------
            Total                                                $ 55,622
                                                                  =======



EARNING ASSETS

Loans

         During the first quarter of 2000, average loans were $278.5 million and were 90.0% of average deposits, compared to $193.6 million and 73.4% for 1999. Total loans have increased by $24.0 million, or 9.0%, since December 31, 1999. Loan growth has occurred in all of the portfolios, with the most significant increase in Commercial, financial and agricultural loans. Average loans as a percent of average earning assets increased to 84.7% for the first quarter of 2000, compared to 67.8% for the first quarter of 1999. The following table compares the composition of the Company's loan portfolio as of March 31, 2000, to December 31, 1999.

                       Table 5: Loan Portfolio Composition

                                                     March 31,      December 31,
         Types of Loans                                 2000            1999
                                                   --------------   ------------
                                                             (thousands)
         Commercial, financial and agricultural  $     149,677     $    136,937
         Real estate - mortgage                         91,630           86,275
         Real estate - construction                     20,769           18,926
         Installment and consumer lines                 28,001           23,946
                                                      --------         --------

         Total loans, net of unearned discount         290,077          266,084
         Less: allowance for loan losses                (2,936)          (2,671)
                                                      --------         --------

         Net loans                                 $   287,141      $   263,413
                                                      ========         ========


         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on March 31, 2000. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.



                  Table 6: Maturity Schedule of Selected Loans
                                 March 31, 2000

                                               0-12        1-5          Over 5
                                              Months      Years          Years       Total
                                             --------   ---------     ----------  ----------
                                                                (thousands)

Commercial, financial and agricultural      $  16,386  $   79,083    $  54,208   $   149,677
Real estate - construction                     20,769         -            -          20,769
All other loans                                 9,782      40,316       69,533       119,631
                                              -------     -------      -------       -------

Total                                       $  46,937   $ 119,399    $ 123,741   $   290,077
                                              =======     =======      ========      =======

Fixed interest rate                         $  16,398   $  81,908    $  60,064   $   158,370
Variable interest rate                      $  30,539   $  37,491    $  63,677   $   131,707


Loan Quality

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on March 31, 2000, was 1.01% of total loans, compared to 1.00% one year earlier. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                                                 March 31,                 December 31,
                                                                  2000                        1999
                                                      ---------------------------   -------------------------
                                                                    Percent of                   Percent of
                                                                   Loans in Each                Loans in Each
                                                                     Category to                 Category to
                                                         Amount     Total Loans      Amount     Total Loans
                                                        ---------   -------------   -------     -------------
                                                                             (dollars in thousands)
         Commercial, financial
            and agricultural                           $   1,900         52%      $  1,670            52%
         Real estate - mortgage                              288         31%           220            32%
         Real estate- construction                            15          7%            12             7%
         Consumer                                            733         10%           769             9%
         Unallocated                                         -           -              -              -
                                                           -----        ----        ------           ----
         Total                                          $  2,936        100%       $ 2,671           100%
                                                           =====        ====        ======           ====


         Total Non-Performing Assets increased by $225,000 or 27.1% to $1.1 million on March 31, 2000, compared to $831,000 on December 31, 1999. Non-performing assets as a percentage of total assets increased to 0.28% on March 31, 2000 from 0.24% on December 31, 1999. Non-accrual loans have increased $63,000 since December 31, 1999. An increase in past due loans 90 days or more of $178,000 from December 31, 1999 also contributed to the increase in total Non-Performing Assets. Other real estate owned and repossessions decreased by $16,000 or 15.7% to $86,000 as compared to year end 1999.

                         Table 8: Non-Performing Assets

                                             March 31,     December 31,
                                               2000            1999
                                            ----------     -----------
                                               (dollars in thousands)
   Non-accrual loans                       $    612        $    549
   Past due loans 90 days or
      more and still accruing                   358             180
   Other real estate owned
      and repossessions                          86             102
                                             ------          ------
   Total non-performing assets             $  1,056        $    831
                                             ======          ======

   Percent of Total Assets                     0.28%           0.24%



         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first three month period of 2000 as compared to 1999.

           Table 9: Activity in Allowance for Loan Losses

                                                                March 31,
                                                          2000            1999
                                                       --------         -------
                                                          (dollars in thousands)
   Allowance for loan loss balance applicable to:

   Balance at beginning of quarter                    $    2,671    $    1,875
   Loans charged-off:
      Commercial, financial and agricultural                  15            73
      Real estate, mortgage                                    -             -
      Consumer                                               107            74
                                                        --------      --------
         Total loans charged-off                            (122)         (147)
   Recoveries on loans previously charged-off:
      Commercial, financial and agricultural                  23            67
      Real estate, mortgage                                    -             -
      Consumer                                                64             8
                                                        --------     ---------
         Total loan recoveries                                87            75
                                                        --------     ---------
           Net loans charged-off                             (35)          (72)
                                                        --------     ---------

   Provision for loan losses charged to expense              300           200
                                                         -------      --------
   Ending balance                                     $    2,936    $    2,003
                                                          ======        ======

   Total loans outstanding                            $  290,077    $  200,326
   Average loans outstanding                          $  278,512    $  193,593

   Allowance for loan losses to loans outstanding          1.01%         1.00%
   Net charge-offs to average loans outstanding,
     annualized                                            0.05%         0.15%

                           Table 10: Maturity Distribution of Investment Securities (1)
                                                  March 31, 2000

(dollars in thousands)                         Held to Maturity                          Available for Sale
-------------------------------------------------------------------------------------------------------------------
                                            Amortized       Estimated                Amortized       Estimated
                                              Cost         Market Value                Cost         Market Value
                                           ----------     -------------           ------------   ----------------
U.S. Treasury:
   One year or less                      $          -     $          -            $      3,497   $      3,498
   Over one through five years                      -                -                   5,488          5,486
                                           ----------      -----------               ---------       --------
Total U.S. Treasury                                 -                -                   8,985          8,984

 U.S. Government Agencies
 and Corporations:
   Over one through five years                      -                -                  20,000         19,184
   Over five through ten years                  8,710            8,700                       -              -
                                           ----------      -----------               ---------       --------
Total U.S. Government Agencies                  8,710            8,700                  20,000         19,184
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                 -                -                      85             85
   Over one through five years                      -                -                     417            411
   Over ten years                                   -                -                     608            612
                                           ----------      -----------               ---------       --------
Total Obligations of State and                      -                -                   1,110          1,108
 Political Subdivisions

Mortgage-Backed Securities (2):
   One year or less                             1,696            1,609                       -              -
   Over one through five years                     13               13                       -              -
   Over five through ten years                      -                -                     763            759
   Over ten years                                   -                -                   1,498          1,493
                                           ----------      -----------               ---------       --------
Total Mortgage-Backed Securities                1,709            1,622                   2,261          2,252

Other Securities:
   Over ten years (3)                               -                -                   1,855          1,901
                                           ----------      -----------               ---------       --------
Total Other Securities                              -                -                   1,855          1,901
                                           ----------      -----------               ---------       --------
Total Securities                         $     10,419     $     10,322            $     34,211   $     33,429
                                           ==========      ===========               =========       ========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities

                               March 31, 2000  December 31,1999   March 31, 1999
                               --------------  ----------------   --------------
One Year or Less                   6.00%             5.81%             5.44%
Over One through Five Years        6.11%             6.15%             6.07%
Over Five through Ten Years        5.76%             5.78%             5.68%
Over Ten Years (1)                 5.96%             5.65%             5.62%

           (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

Investment Portfolio

           When the Company's liquidity position exceeds expected loan demand, other investments are considered by management as a secondary earnings alternative. Typically, management remains short-term (under 5 years) in its decision to invest in certain securities and always strives to ensure a portion of its investment portfolio to be maturing in the next quarter. As these investments mature, they will be used to meet cash needs or will be reinvested to maintain a desired liquidity position. Most of the investment portfolio is designated as available for sale to provide the Company flexibility, and in case an immediate need for liquidity arises. The composition of the portfolio offers management full flexibility in managing its liquidity position and interest rate sensitivity, without adversely impacting its regulatory capital levels. The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by the Bank as a member of their services. The investment securities available for sale are carried at fair market value and had an unrealized loss, net of taxes, of approximately $490,000 on March 31, 2000 as compared to an unrealized loss , net of taxes, of $537,000 on December 31, 1999. Unrealized gains or losses are recorded as adjustments to shareholders' equity but are not included in the Company's net income; however, they are included in comprehensive income.

           Tables 10 and 11 set forth the maturity distribution and the weighted average yields of the Company's investment portfolio by those securities held to maturity and available for sale.

Other Earning Assets

         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.

FUNDING SOURCES

Deposits

         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 2000 and December 31, 1999.

                            Table 12: Total Deposits

                                                      March 31,     December 31,
                                                         2000           1999
                                                     -----------    ------------
                                                              (thousands)
         Non-interest bearing:
                 Demand checking                    $   48,391        $   42,110
         Interest bearing:
                 NOW checking                           69,299            61,977
                 Money market checking                  38,530            33,589
                 Savings                                17,598            16,537
                 Certificates of deposit               148,654           133,990
                                                      --------          --------

         Total deposits                             $  322,472        $  288,203
                                                      ========          ========

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk- weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% or risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at March 31, 2000 compared to 1999 are as follows:

                            Table 13: Capital Ratios

                                             March 31,                Well Capitalized     Regulatory
                                        2000           1999              Requirements       Minimums
                                    ------------   ------------       ----------------     ----------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio                  14.9%         20.7%              6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets                16.0%         21.7%             10.0%              8.0%

Tier 1 Leverage Ratio                      11.8%         13.3%              5.0%              4.0%


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         Financial  instruments  that have market risk are  included in Table 3:
"Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 2000 would not necessarily be considered to apply at subsequent dates.

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

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         Item 3.  Defaults Upon Senior Securities - Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders - There were no matters submitted to a vote of security holders during the three months ended March 31, 2000.

         Item 5.  Other Information - Not applicable.

         Item 6.  Exhibits and Reports on Form 8-K -

         (a)      Exhibits:

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CNB Florida Bancshares, Inc.
                                          (Registrant)


                                       By:     /s/ G. Thomas Frankland
                                               -------------------------------
                                               G. Thomas Frankland
                                               Executive Vice President
                                               and Chief Financial Officer

                                       Date:   May 5, 2000