Form 10-Q
period 2000-06-30
CNB FLORIDA BANCSHARES INC
filed 2000-08-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the quarterly  period ended June 30, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the  transition  period from  ________ to ________

                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             FLORIDA                                        59-2958616
------------------------------                             --------------
 (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

Post Office Box 3239
201 North Marion Street
Lake City, Florida                                               32056
-------------------------------                               -----------
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (904) 755-3240








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of the registrant's common stock outstanding as of July 31, 2000 was 6,101,100 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition . . . . . . . . . . . . 3
         Consolidated Statement of Income. . . . . . . . . . . . . . . . . . . 4
         Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . 6
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 7
         Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .  8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
         Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  9
         Liquidity and Interest Rate Sensitivity. . . . . . . . . . . . . . . 12
         Earning Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Funding Sources . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . 20

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk. .21

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 22

         Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . 22

         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . 22

         Item 4.  Submission of Matters to a Vote of Security Holders . . . . 22

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . 22

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  22

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                   (Unaudited)
                                                                                 June 30,        December 31,
                                                                                  2000            1999
                                                                               ----------        -----------
                                      ASSETS                                             (thousands)

Cash and cash equivalents:
    Cash and due from banks                                                    $   19,381         $   17,235
    Federal funds sold                                                              1,575                -
    Interest bearing deposits in other banks                                          182                285
                                                                                  -------            -------
      Total cash and cash equivalents                                              21,138             17,520
Investment securities available for sale                                           33,174             35,111
Investment securities held to maturity                                             10,132             10,582
Loans:
    Commercial, financial and agricultural                                        161,246            136,937
    Real estate - mortgage                                                        101,656             86,275
    Real estate - construction                                                     22,067             18,926
    Installment and consumer                                                       28,158             23,946
                                                                                  -------            -------
      Total loans, net of unearned income                                         313,127            266,084
Less: Allowance for loan losses                                                    (3,201)            (2,671)
                                                                                  -------            -------
      Net loans                                                                   309,926            263,413

Premises and equipment, net                                                        18,699             14,395
Other assets                                                                        5,420              5,055
                                                                                  -------            -------
           TOTAL ASSETS                                                        $  398,489         $  346,076
                                                                                  =======            =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                                $   50,367         $   42,110
    Savings, NOW and money market                                                 129,538            112,103
    Time (under $100,000)                                                          97,039             89,141
    Time ($100,000 and over)                                                       52,360             44,849
                                                                                  -------            -------
      Total deposits                                                              329,304            288,203

Securities sold under repurchase agreements                                         7,752              7,263
Federal funds purchased / short term borrowings                                    15,000              4,800
Other liabilities                                                                   2,867              2,735
                                                                                  -------            -------
      Total liabilities                                                           354,923            303,001
                                                                                  -------            -------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                     -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,106,300 and 6,116,070 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                               61                 61
Additional paid-in capital                                                         30,642             30,805
Retained earnings                                                                  13,378             12,746
Accumulated other comprehensive income, net of tax                                   (515)              (537)
                                                                                  -------            -------
      Total shareholders' equity                                                   43,566             43,075
                                                                                  -------            -------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                         $  398,489         $  346,076
                                                                                  =======            =======

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)
                                                                                  Six Months Ended June 30,
                                                                                   2000               1999
                                                                                -----------       -----------
                                                                                         (thousands)
Interest Income

  Interest and fees on loans                                                   $     13,042       $     9,027
  Interest on investment securities held to maturity                                    297               202
  Interest on investment securities available for sale                                1,061             1,479
  Interest on federal funds sold                                                        160               376
  Interest on interest bearing deposits                                                  40               267
                                                                                -----------         ---------
    Total interest income                                                            14,600            11,351

Interest Expense
  Interest on deposits                                                                5,836             4,290
  Interest on short-term borrowings                                                     359               127
                                                                                -----------         ---------
    Total interest expense                                                            6,195             4,417
                                                                                -----------         ---------
        Net interest income                                                           8,405             6,934

Provision for Loan Losses                                                               600               510
                                                                                -----------         ---------
  Net interest income after provision for loan losses                                 7,805             6,424

Non-interest Income
  Service charges                                                                      1,059              999
  Other fees and charges                                                                 492              431
                                                                                ------------        ---------
    Total non-interest income                                                          1,551            1,430
                                                                                ------------        ---------

Non-interest Expense
  Salaries and employee benefits                                                       4,159            2,979
  Occupancy and equipment expenses                                                     1,018              884
  Other operating expenses                                                             2,278            1,640
                                                                                ------------        ---------
    Total non-interest expense                                                         7,455            5,503
                                                                                ------------        ---------

Income before income taxes                                                             1,901            2,351
    Income taxes                                                                         657              818
                                                                                ------------        ---------

NET INCOME                                                                     $       1,244     $      1,533
                                                                                ============        =========

Earnings Per Share (Note 3):

    Basic earnings per share                                                   $        0.20      $      0.26
                                                                                ============        =========
    Average common shares outstanding                                              6,104,910        5,879,745
                                                                                ============        =========

    Diluted earnings per share                                                 $        0.20       $     0.26
                                                                                ============        =========
    Diluted average common shares and share equivalents                            6,148,794        5,953,273
                                                                                ============        =========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)
                                                                                 Three Months Ended June 30,
                                                                                   2000               1999
                                                                                -----------         --------
                                                                                         (thousands)
Interest Income

  Interest and fees on loans                                                   $     6,863        $     4,629
  Interest on investment securities held to maturity                                   149                155
  Interest on investment securities available for sale                                 525                723
  Interest on federal funds sold                                                        84                121
  Interest on interest bearing deposits                                                 34                138
                                                                                ------------       ----------
    Total interest income                                                            7,655              5,766

Interest Expense
  Interest on deposits                                                               3,062              2,119
  Interest on short-term borrowings                                                    282                 58
                                                                                ------------       ----------
    Total interest expense                                                           3,344              2,177
                                                                                ------------       ----------
        Net interest income                                                          4,311              3,589

Provision for Loan Losses                                                              300                310
                                                                                ------------       ----------
  Net interest income after provision for loan losses                                4,011              3,279

Non-interest Income
  Service charges                                                                      544                538
  Other fees and charges                                                               236                205
                                                                                ------------       ----------
    Total non-interest income                                                          780                743
                                                                                ------------       ----------

Non-interest Expense
  Salaries and employee benefits                                                     2,105              1,480
  Occupancy and equipment expenses                                                     518                474
  Other operating expenses                                                           1,135                865
                                                                                ------------       ----------
    Total non-interest expense                                                       3,758              2,819
                                                                                ------------       ----------

Income before income taxes                                                           1,033              1,203
    Income taxes                                                                       359                418
                                                                                ------------       ----------

NET INCOME                                                                     $       674       $        785
                                                                                ============       ==========


Earnings Per Share (Note 3):

    Basic earnings per share                                                   $      0.11       $       0.13
                                                                                ============       ==========
    Average common shares outstanding                                            6,102,462          6,108,497
                                                                                ============       ==========

    Diluted earnings per share                                                 $      0.11       $       0.13
                                                                                ============       ==========
    Diluted average common shares and share equivalents                          6,137,181          6,186,011
                                                                                ============       ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           2000                 1999
                                                                        ------------         --------
                                                                                   (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $       1,244        $       1,533
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               546                  469
     Provision for loan loss                                                     600                  510
     Investment securities (accretion) amortization, net                          17                 (299)
     Non-cash compensation                                                        29                  -
     Changes in assets and liabilities:
      Other assets                                                              (469)                  31
      Other liabilities                                                          132                 (508)
                                                                           ----------         -----------

      Net cash provided by operating activities                                2,099                1,736
                                                                           ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                            -                (20,391)
Purchases of investment securities held to maturity                              -                 (8,754)
Proceeds from maturities of securities available for sale                      1,467               32,773
Proceeds from maturities of securities held to maturity                          309                  667
Proceeds from called securities available for sale                               512                3,000
Proceeds from called securities held to maturity                                 118                  -
Net increase in loans                                                        (47,113)             (30,056)
Purchases of premises and equipment, net                                      (4,760)              (2,062)
                                                                           ----------         -----------

      Net cash used in investing activities                                  (49,467)             (24,823)
                                                                           ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits                                               41,101               (1,701)
Increase (decrease) in securities sold under repurchase agreements               489               (6,358)
Increase in federal funds purchased / short term borrowings                   10,200                  -
Cash dividends paid                                                             (612)                (548)
Repurchase of common stock                                                      (281)                 -
Issuance of common stock                                                         -                 11,362
Exercise of options                                                               89                    6
                                                                          ----------          -----------

      Net cash provided by financing activities                               50,986                2,761
                                                                          ----------          -----------

Increase (decrease) in cash and cash equivalents                               3,618              (20,326)

Cash and cash equivalents at beginning of period                              17,520               48,887
                                                                          ----------          -----------

Cash and cash equivalents at end of period                               $    21,138         $     28,561
                                                                          ==========          ===========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                     $      5,684         $      4,675
                                                                          ==========          ===========

      Taxes paid                                                        $      1,044         $        755
                                                                          ==========          ===========


                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10- Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation

The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share

Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended June 30, 2000 and 1999.

Note 4.  Comprehensive Income

Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and six months period ending June 30, 2000 and 1999.


                                                             Six Months                      Three Months
                                                           Ended June 30,                   Ended June 30,
                                                          2000          1999              2000           1999
                                                       --------       -------           -------        ------

Net Income                                             $  1,244      $ 1,533            $    674     $    785
Other Comprehensive Income (Loss), Net of Tax
   Unrealized (Losses) Gains on Securities:
     Unrealized (Losses) Gains on Securities
     Arising During the Period                               33         (731)                (20)        (465)
  Less: Reclassification Adjustment                          11         (188)                  4          (13)
                                                         ------      -------             -------      -------
Total Unrealized (Losses) Gains, Net of Tax
  Recognized in Other Comprehensive Income                   22         (543)                (24)        (452)
                                                         ------      -------             -------      -------
Comprehensive Income, Net of Tax                       $  1,266     $    990           $     650     $    333
                                                         ======      =======             =======      =======



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                              Six Months Ended June 30,
                                                             2000                     1999
                                                         ------------             --------
Dollars in thousands except per share information.
------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Total interest income                                  $       14,600             $      11,351
Total interest expense                                         (6,195)                   (4,417)
                                                          -----------                ----------
Net interest income                                             8,405                     6,934
Provision for loan losses                                        (600)                     (510)
                                                          -----------                ----------
Net interest income after
      Provision for loan losses                                 7,805                     6,424
Non-interest income                                             1,551                     1,430
Non-interest expense                                           (7,455)                   (5,503)
                                                          -----------                ----------
Income before taxes                                             1,901                     2,351
Income taxes                                                     (657)                     (818)
                                                         ------------               -----------
Net income                                             $        1,244             $       1,533
                                                         ============               ===========


--------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Basic earnings                                         $         0.20             $        0.26
Diluted earnings                                                 0.20                      0.26
Book value                                                       7.13                      6.99
Dividends                                                        0.10                      0.10
Actual shares outstanding                                   6,106,300                 6,108,570
Weighted average shares outstanding                         6,104,910                 5,879,745
Diluted weighted average shares outstanding                 6,148,794                 5,953,273

---------------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on average assets                                         0.67%                     0.98%
Return on average shareholders' equity                           5.78                      7.60
Dividend payout                                                 50.00                     38.46
Efficiency ratio                                                74.88                     65.79
Total risk-based capital ratio                                  14.89                     20.56
Average shareholders' equity to
  average assets                                                11.51                     12.87
Tier 1 leverage                                                 11.08                     13.19

----------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AT PERIOD-END:
Assets                                                 $      398,489             $     314,816
Loans                                                         313,127                   216,856
Deposits                                                      329,304                   263,408
Shareholders' equity                                           43,566                    42,715

-----------------------------------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the six months ended June 30, 2000 and 1999. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1999. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to change in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors and general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new loan and deposit relationships. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

RESULTS OF OPERATIONS

         Net income for the six month period ended June 30, 2000 was $1.2 million, or $0.20 per diluted share, compared to $1.5 million, or $0.26 per diluted share, in the first half of 1999. Net income for the three month period ended June 30, 2000 was $674,000, or $0.11 per diluted share, compared to $785,000, or $0.13 per diluted share, for the comparable period in 1999. Total assets reached $398.5 million at June 30, 2000 compared to $314.8 million at June 30, 1999. Total outstanding loans and deposits increased 44.4% and 25.0% to $313.1 million and $329.3 million, respectively, at June 30, 2000 from $216.9 million and $263.4 million, respectively, at the end of the comparable 1999 quarter. The Company's loan to deposit ratio at June 30, 2000 was 95.1% compared to 82.3% at June 30, 1999. These results reflected growth in net interest income and in non-interest income, as well as planned expense growth related to expansion in the Jacksonville and Gainesville markets.

Net Interest Income

         Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income for the first half of 2000 was $8.4 million, compared to $6.9 million in the first half of 1999, an increase of 21.2%. Loan growth continued to fuel the increases in interest income which rose 32.7%, or $1.9 million, and 28.6%, or $3.2 million, for the three and six month periods in 2000, respectively, compared to the same periods in 1999. Partially offsetting these increases, interest expense rose 53.6% and 40.3% in the 2000 second quarter and first half, respectively, from the comparable 1999 periods. This increase reflects the Company's increased reliance on new deposits and short-term borrowings in a rising rate environment for funding loans in the first half of 2000 compared to the utilization of existing liquidity for 1999 loan growth.

         Net interest margin improved to 4.94% from 4.86% reflecting the increase in higher earning assets and interest income attributable to the growth in loan volume and interest and fees on loans. Total earning asset yields increased to 8.59% in 2000 from 7.96%, while being offset by an increase in rates on interest-bearing liabilities to 4.42% from 3.84% in 1999. These increases are partially attributed to the increase of the rising interest rate environment in the second half of 1999 and the first half of 2000. Table 1:
"Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first half of 2000 and 1999. Table 1a: "Analysis of Changes in Interest Income and Expense" indicates that the change in interest income was due mainly to volume increases in the loan portfolio.




                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                          Six Months Ended June 30, 2000           Six Months Ended June 30, 1999
                                      -------------------------------------     --------------------------------
                                                       Interest                               Interest
                                          Average      Income or    Average      Average     Income or    Average
                                          Balance      Expense       Rate        Balance       Expense      Rate
                                        ---------   -----------    ---------    ---------    ----------   -------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $    5,417    $      160      5.92%      $  16,300    $     376       4.65%
  Investment securities
    available for sale                     33,549         1,061      6.34          51,748        1,479       5.76
  Investment securities
    held to maturity                       10,438           297      5.71           7,471          202       5.45
  Loans (1)                               290,303        13,042      9.01         200,977        9,027       9.06
  Interest bearing deposits                 1,276            40      6.29          11,075          267       4.86
                                        ---------    ----------  --------       ----------    --------    -------

TOTAL EARNING ASSETS                      340,983        14,600      8.59         287,571       11,351       7.96
  All other assets                         34,607                                  28,366
                                        ---------                               ---------

TOTAL ASSETS                           $  375,590                               $ 315,937
                                        =========                               =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  106,850    $    1,714     3.22%       $  76,654    $     774       2.04%
  Savings                                  17,594           122     1.39           17,297          124       1.45
  Time deposits                           144,489         4,000     5.55          131,827        3,392       5.19
  Short term borrowings                    11,712           344     5.89            5,919          127       4.33
  Federal funds purchased                     513            15     5.87              -            -           -
                                        ---------     --------- --------        ---------     --------    -------
TOTAL INTEREST BEARING
  LIABILITIES                             281,158         6,195     4.42          231,697        4,417       3.84
  Demand deposits                          47,744                                  38,673
  Other liabilities                         3,442                                   4,913
  Shareholders' equity                     43,246                                  40,654
                                        ---------                               ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  375,590                               $ 315,937
                                        =========                               =========
                                                                --------                                  -------
INTEREST SPREAD (2)                                                 4.17%                                    4.12%
                                                                ========                                  =======
                                                      ---------                              ---------
NET INTEREST INCOME                                  $    8,405                            $     6,934
                                                      =========                              =========

NET INTEREST MARGIN (3)                                             4.94%                                    4.86%
                                                                ========                                  =========

(1) Interest income on average loans includes loan fee recognition of $517,000 and $326,000 in 2000 and 1999, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                               NET CHANGE JUNE 30,                    NET CHANGE JUNE  30,
                                            1999-2000 ATTRIBUTABLE TO:             1998-1999 ATTRIBUTABLE TO:
                                            ------------------------------         -----------------------------
                                                                     Net                                    Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                       (thousands)

INTEREST INCOME:
   Federal funds sold                        $  (251)     $   35   $  (216)         $   (283)    $ (61)    $(344)
   Investment securities available for sale     (522)        104      (418)                -       (97)      (97)
   Investment securities held to maturity         80          15        95                (2)       10         8
   Loans                                       4,024          (9)    4,015             1,740      (351)    1,389
   Interest bearing deposits                    (237)         10      (227)              146       (39)      107
                                              -------      --------  -------           ------    -------  ------
      Total                                    3,094         155     3,249             1,601      (538)    1,063
                                              -------      --------  -------           ------    -------  ------

INTEREST EXPENSE:
   NOW and money markets                         307         633       940               116      (184)      (68)
   Savings                                         2          (4)       (2)               11       (43)      (32)
   Time deposits                                 327         281       608               175      (178)       (3)
   Short term borrowings                         125          92       217                (7)      (23)      (30)
   Federal funds purchased                         -          15        15                (7)       -         (7)
                                              -------      -------- --------           ------    ------  -------
      Total                                      761       1,017     1,778               288      (428)     (140)
                                              -------      -------- --------           ------    ------  -------
         Net interest income                 $ 2,333     $  (862)   $1,471           $ 1,313     $(110)  $ 1,203
                                              =======      ======== ========           ======    ======  =======

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

Non-Interest Income

         Non-interest income for the three and six months ended June 30, 2000 increased $37,000, or 5.0% and $121,000 and 8.5%, respectively, for the comparable periods in 1999. Service charges on deposit accounts increased $60,000, or 6.0% for the first half of 2000 compared to the same period in 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold to secondary markets, net gains and losses from sale of securities and other miscellaneous fees, had an increase of $61,000, or 14.2% for the first six months of 2000 compared to the comparable 1999 period.

Non-Interest Expense

         Non-interest expenses were $3.8 million and $7.5 million for the three and six month periods ended June 30, 2000 compared to $2.8 million and $5.5 million for the respective 1999 periods, an increase of 33.3% and 35.5%, respectively. Non-interest expenses continue to reflect the Company's expansion strategy in the Jacksonville and Gainesville markets and the building of production and operating infrastructure, including people, facilities and an improved technology platform, to support expansion. Non-interest expense as a percentage of average assets for the six month period ending June 30, 2000 and 1999 was 3.99% and 3.51%, respectively. Salaries and employee benefits increased $1.2 million or 39.6% to $4.2 million for the 2000 six months period, compared to $3.0 million for the same period in 1999. This increase reflects implementation of the Company's business plan to build an organization structure supporting expansion in the Jacksonville and Gainesville markets. The Company's banking subsidiary, CNB National Bank, moved into its new Gainesville headquarter located in the Tower Hill area during the second quarter. As planned, CNB National Bank closed its branch located in Alachua outside Gainesville in connection with the opening of the new branch. The Bank occupied its new Jacksonville branch in Deerwood Park effective July 31, 2000.

         Occupancy expense, including premises, furniture, fixtures and equipment, increased $44,000, or 9.3% and $134,000, or 15.2%, respectively, over the comparable three and six month periods in 1999. The increase is primarily attributable to occupancy expenses associated with the expansion into Jacksonville.

         Other operating expenses increased $638,000, or 38.9%, in the first half of 2000 compared to the same period in 1999. The following table details the areas of significance in other operating expenses.

                              Table 2:  Other Operating Expenses

                                                      Six Months Ended June 30,
                                                      2000               1999
                                                  ----------         ----------
                                                             (thousands)
         Data processing                           $   322             $  289
         Advertising and promotion                     305                172
         Telephone                                     271                171
         Postage and delivery                          268                207
         Legal and professional                        228                136
         Supplies                                      205                151
         Administrative                                109                 70
         Amortization of intangible assets              90                 90
         Other general operating                        89                 18
         Loan expenses                                  85                102
         Regulatory fees                                71                 71
         Insurance and bonding                          39                 29
         Other                                         196                134
                                                    ------             ------
         Total other operating expenses             $2,278             $1,640
                                                    ======             ======


Income Taxes

         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated effective tax rate for 2000 is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity management addresses CNB's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings and to make new loans and investments as they arise. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines of credit for the purchase of federal funds by the Company from its principal correspondent banks. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $55.7 million and represented 17.6% of average total deposits during the first half of 2000, compared to $90.5 million and 34.2% for 1999. Average loans were 91.7% and 76.0% of average deposits for the six month period ended June 30, 2000 and 1999, respectively.

         The Company has available lines of credit with other financial institutions totaling $15.0 million. The Company is also a member of the Federal Home Loan Bank and as such has access to both long and short term funds. There was an outstanding balance of $15.0 million with Federal Home Loan Bank at June 30, 2000.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

         The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an analysis of the possible impact on net interest income to market changes and interest rates.

         In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2000, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances.

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

Table 3: Rate Sensitivity Analysis
June 30, 2000

(dollars in thousands)                                                                                       Fair
                               1 Year     2 Years    3 Years    4 Years    5 Years    Beyond       TOTAL     Value
                               ------     -------    -------    -------    -------    ------       -----     -----
INTEREST-EARNING ASSETS:

Loans
     Fixed rate loans        $  14,285  $  13,705  $  18,399  $  28,116  $  33,390  $  61,916  $ 169,811  $ 167,511
       Average interest rate     8.61%      9.15%      8.99%      8.56%      8.71%      8.21%      8.56%

     Variable rate loans        31,663     18,343     13,293      3,828      6,436     69,753    143,316    143,316
       Average interest rate     9.83%      9.86%      8.93%     10.04%     10.06%      8.47%      9.10%

Investment securities (1)
     Fixed rate investments      9,111      1,600         90     20,000        237      9,625     40,663     39,805
       Average interest rate     6.26%      6.23%      4.10%      6.03%      4.52%      6.06%      6.08%

     Variable rate investments       -          -          -          -          -      1,649      1,649      1,632
       Average interest rate                                                            6.77%      6.77%

Federal funds sold               1,575          -          -          -          -          -      1,575      1,575
       Average interest rate     6.51%                                                             6.51%

Other earning assets (2)         1,997          -          -          -          -          -      1,997      2,047
       Average interest rate     6.38%                                                             6.38%
                               -------    -------    -------    -------    -------    -------    -------  ----------

Total interest-earning assets$  58,631  $  33,648  $  31,782  $  51,944  $  40,063  $ 142,943  $ 359,011  $ 355,886
       Average interest rate     8.77%      9.40%      8.95%      7.69%      8.90%      8.18%      8.47%
                               =======    =======    =======    =======    =======    =======    =======  ==========

INTEREST-BEARING LIABILITIES:

NOW                          $  21,025  $       -  $       -  $       -  $       -  $  52,683  $  73,708  $  73,708
       Average interest rate     5.15%                                                  1.58%      2.60%

Money market (3)                36,197          -          -          -          -      2,238     38,435     38,435
       Average interest rate     5.16%                                                  2.80%      5.02%

Savings                              -          -          -          -          -     17,395     17,395     17,395
       Average interest rate                                                            1.39%      1.39%

CD's $100,000 and over          47,609      3,864        778        109          -          -     52,360     52,387
       Average interest rate     6.13%      6.04%      6.41%      5.10%                            6.13%

CD's under $100,000             82,949     11,448      2,042        478        122          -     97,039     97,127
       Average interest rate     5.66%      5.85%      5.49%      5.45%      5.55%                 5.68%

Securities sold under
   repurchase agreements         7,752          -          -          -          -          -      7,752      7,752
       Average interest rate     6.06%                                                             6.06%

Short term borrowings           15,000          -          -          -          -          -     15,000     15,000
       Average interest rate     6.61%                                                             6.61%
                               -------    -------    -------    -------    -------    -------    -------   ---------
Total interest-bearing
   liabilities              $  210,532 $   15,312   $  2,820   $   587    $    122   $ 72,316  $  301,689  $301,804
       Average interest rate     5.71%      5.90%      5.74%      5.39%      5.55%      1.57%       4.73%
                               =======    =======    =======    =======    =======    =======    =======   =========

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized losses of $821,000.
(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                       14

       Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 84.1% of total deposits at June 30, 2000 and 84.4% at December 31, 1999. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                  June 30, 2000
                             (dollars in thousands)
                                                                   Amount

            Three months or less                                 $ 14,780
            Three through six months                               10,146
            Six through twelve months                              22,683
            Over twelve months                                      4,751
                                                                  -------
            Total                                                $ 52,360
                                                                  =======


EARNING ASSETS

Loans

         During the first half of 2000, average loans were $290.3 million and were 91.7% of average deposits, compared to $201.0 million and 76.0% for 1999. Total loans have increased by $47.0 million, or 17.7%, since December 31, 1999. Maturities in the investment portfolio and the shifting of Federal Funds Sold into higher yielding loans have added greatly to the improvement of the Company interest margins and spreads. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. The following table reflects the composition of the Company's loan portfolio as of June 30, 2000 compared to December 31, 1999.

                       Table 5: Loan Portfolio Composition

                                                    June 30,       December 31,
                                                      2000             1999
                                                 --------------    -----------
                                                           (thousands)
     Commercial, financial and agricultural     $    161,246     $     136,937
     Real estate - mortgage                          101,656            86,275
     Real estate - construction                       22,067            18,926
     Installment and consumer                         28,158            23,946
                                                    --------          --------

     Total loans, net of unearned income             313,127           266,084
     Less: allowance for loan losses                  (3,201)           (2,671)
                                                    ---------         --------

     Net loans                                   $   309,926      $    263,413
                                                    ========          ========


         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on June 30, 2000. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                  Table 6: Maturity Schedule of Selected Loans
                                  June 30, 2000

                                               0-12       1-5             Over 5
                                              Months     Years            Years       Total
                                             --------  ---------       ----------   -------
                                                                (thousands)

Commercial, financial and agricultural      $  13,197  $  97,504     $     50,545   $  161,246
Real estate - construction                     22,067         -                -        22,067
All other loans                                10,684     38,006           81,124      129,814
                                             --------    --------      ----------     --------

Total                                       $  45,948  $ 135,510     $    131,669   $  313,127
                                              =======    ========      ==========     ========

Fixed interest rate                         $  14,285  $  93,610     $     61,916   $  169,811
Variable interest rate                      $  31,663  $  41,900     $     69,753   $  143,316


Loan Quality

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by other peer banks, conditions of the individual borrowers, the Company's historical loan loss experience and the general economic environment, as well as the overall portfolio composition. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on June 30, 2000, was 1.02% of total loans, compared to 1.00% one year earlier. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                                 June 30,                  December 31,
                                                   2000                        1999
                                        --------------------------   --------------------------
                                                     Percent of                   Percent of
                                                    Loans in Each                Loans in Each
                                                      Category to                 Category to
                                          Amount     Total Loans      Amount     Total Loans
                                         ---------   -------------   ---------   -------------
                                                              (dollars in thousands)
         Commercial, financial
            and agricultural              $ 2,141         52%       $  1,670           52%
         Real estate - mortgage               245         32%            220           32%
         Real estate- construction             13          7%             12            7%
         Consumer                             767          9%            769            9%
         Unallocated                           35          -               -            -
                                            -----        ----        -------          ----
         Total                           $  3,201        100%        $ 2,671          100%
                                            =====        ====        =======          ====

         Total non-performing assets declined to $787,000 at June 30, 2000 from $831,000 as of December 31, 1999. Non-performing assets as a percentage of total assets decreased to 0.20% on June 30, 2000 from 0.24% on December 31, 1999. Non-accrual loans have decreased $126,000 since December 31, 1999 primarily due to the pay-off of a large residential loan. Other real estate owned and repossessions decreased by $52,000, which is largely due to the sale of a commercial property.

                         Table 8: Non-Performing Assets

                                                     June 30,       December 31,
                                                      2000            1999
                                                   ----------      ------------
                                                       (dollars in thousands)

                  Non-accrual loans                   $    423        $    549
                  Past due loans 90 days or
                     more and still accruing               314             180
                  Other real estate owned
                     and repossessions                      50             102
                                                        ------          ------
                  Total non-performing assets          $   787        $    831
                                                        ======          ======

                  Percent of total assets                0.20%           0.24%

         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the first six month period of 2000 as compared to 1999.


                 Table 9: Activity in Allowance for Loan Losses

                                                                                     June 30,
                                                                           2000                  1999
                                                                        ---------              --------
                                                                                 (dollars in thousands)
         Allowance for loan loss balance applicable to:

         Balance at beginning of year                                  $    2,671            $    1,875
         Loans charged-off:
            Commercial, financial and agricultural                             15                   182
            Real estate, mortgage                                              11                     8
            Real estate, construction                                           -                     -
            Consumer                                                          159                   108
                                                                          -------               -------
               Total loans charged-off                                       (185)                 (298)
         Recoveries on loans previously charged-off:
            Commercial, financial and agricultural                             24                    68
            Real estate, mortgage                                               -                     -
            Real estate, construction                                           -                     -
            Consumer                                                           91                    15
                                                                          -------               -------
               Total loan recoveries                                          115                    83
                                                                          -------               -------
                 Net loans charged-off                                        (70)                 (215)
                                                                          -------               -------

         Provision for loan losses charged to expense                         600                   510
                                                                          -------               -------
         Ending balance                                                $    3,201            $    2,170
                                                                          =======               =======

         Total loans outstanding                                       $  313,127            $  216,856
         Average loans outstanding                                     $  290,303            $  200,977

         Allowance for loan losses to loans outstanding                     1.02%                 1.00%
         Net charge-offs to average loans outstanding, annualized           0.05%                 0.21%


Investment Portfolio

         The Company uses its securities portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. The total recorded value of securities was $43.3 million at June 30, 2000, a decrease of 5% from $45.7 million at the end of 1999. Securities are classified as either held-to- maturity or available-for-sale which are recorded at fair market value. Securities available-for-sale, which made up 77% of the total investment portfolio as of June 30, 2000 had a value of $33.2 million. With most of the portfolio being in the available-for-sale category, the Company has the flexibility in case an immediate need for liquidity arises. The unrealized gains or losses, net of tax, do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity. At June 30, 2000, shareholders' equity included a net unrealized loss of $515,000 compared to a net unrealized loss of $537,000 at December 31, 1999.

         As a percent of total earning assets, the investment portfolio has decreased to a level of 12% at June 30, 2000 compared to 15% for year ended 1999. The decrease in the size of the portfolio relative to total earning assets is attributable to the increase in loan growth which improved the mix of earning assets.

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

          Table 10: Maturity Distribution of Investment Securities (1)
                                  June 30, 2000

(dollars in thousands)                         Held to Maturity                               Available for Sale
-------------------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated                 Amortized       Estimated
                                              Cost        Market Value                  Cost        Market Value
                                          -----------     ------------              ----------     -------------
U.S. Treasury:
   One year or less                      $          -     $          -            $      7,488   $      7,485
   Over one through five years                      -                -                   1,500          1,495
                                           ----------      -----------               ---------      ---------
Total U.S. Treasury                                 -                -                   8,988          8,980

 U.S. Government Agencies
 and Corporations:
   Over one through five years                  8,584            8,582                  20,000         19,159
   Over five through ten years                      -                -                       -              -
                                           ----------      -----------               ---------      ---------
Total U.S. Government Agencies                  8,584            8,582                  20,000         19,159
 and Corporations

Obligations of State and Political
 Subdivisions:

   One year or less                                 -                -                      85             85
   Over one through five years                      -                -                     417            412
   Over ten years                                   -                -                     608            611
                                           ----------      -----------               ---------      ---------
Total Obligations of State and                      -                -                   1,110          1,108
 Political Subdivisions

Mortgage-Backed Securities (2):
   One year or less                             1,538            1,536                       -              -
   Over one through five years                     10               10                      51             51
   Over five through ten years                      -                -                     613            610
   Over ten years                                   -                -                   1,417          1,400
                                           ----------      -----------               ---------      ---------
Total Mortgage-Backed Securities                1,548            1,546                   2,081          2,061

Other Securities:
   Over ten years (3)                               -                -                   1,816          1,866
                                           ----------      -----------               ---------      ---------
Total Other Securities                              -                -                   1,816          1,866
                                           ----------      -----------               ---------      ---------
Total Securities                         $     10,132     $     10,128            $     33,995   $     33,174
                                           ==========      ===========               =========      =========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities

                                          June 30, 2000   December 31, 1999   June 30, 1999
                                          -------------   -----------------   -------------
    One Year or Less                          6.26%             5.81%              5.87%
    More than One through Five Years          6.02%             6.15%              6.08%
    More than Five through Ten Years          6.17%             5.78%              5.69%
    More than Ten Years (1)                   6.18%             5.65%              5.61%

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

FUNDING SOURCES

Deposits

         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 2000 and December 31, 1999.

                            Table 12: Total Deposits

                                                      June 30,      December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                              (thousands)
         Non-interest bearing:
                 Demand checking                    $   50,367       $   42,110
         Interest bearing:
                 NOW checking                           73,708           61,977
                 Money market checking                  38,435           33,589
                 Savings                                17,395           16,537
                 Certificates of deposit               149,399          133,990
                                                      --------         --------

         Total deposits                             $  329,304       $  288,203
                                                      ========         ========

CAPITAL RESOURCES

         Shareholders' equity at June 30, 2000 was $43.6 million, as compared to $43.1 million at December 31, 1999. At June 30, 2000, the Company's common stock had a book value of $7.13 per share compared to $7.04 per share at December 31, 1999.

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk- weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank.
Selected capital ratios at June 30, 2000 compared to 1999 and regulatory requirements are as follows:


                                             Table 13:  Capital Ratios

                                             June 30,              Well-Capitalized     Regulatory
                                        2000         1999              Requirements        Minimums
                                    ------------ ------------          ------------        --------

Risk Based Capital Ratios:
     Tier 1 Capital Ratio                13.9%        19.5%               6.0%              4.0%

     Total Capital to

       Risk-Weighted Assets              14.9%         20.6%             10.0%              8.0%

Tier 1 Leverage Ratio                    11.1%         13.2%              5.0%              4.0%



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

         Financial  instruments  that have market risk are  included in Table 3:
"Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2000, the estimated fair values would necessarily have been achieved at that date since market values may differ depending on various circumstances. The estimated fair values at June 30, 2000 would not necessarily be considered to apply at subsequent dates.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - On May 17,2000, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey S. Bullard, Raymon Land, Sr., Marvin H. Pritchett, Halcyon E. Skinner, William Streicher and K. C. Trowell) all were re-elected. The following summarizes all matters submitted and voted upon at this annual meeting:

a. The following directors were elected to serve on the Board of Directors. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                                   Against/        Abstentions/
                                       For        Withheld     Broker Non-Votes

         Thomas R. Andrews        5,183,417         12,550                 0
         Audrey S. Bullard        5,183,417         12,550                 0
         Raymon Land, Sr.         5,182,217         13,750                 0
         Marvin H. Pritchett      5,183,417         12,550                 0
         Halcyon E. Skinner       4,957,817        238,150                 0
         William Streicher        5,183,417         12,550                 0
         K. C. Trowell            4,912,081        283,886                 0

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

                                           CNB Florida Bancshares, Inc.
                                        -------------------------------
                                                      (Registrant)


                                       By:      /s/ G. Thomas Frankland
                                               ------------------------
                                               G. Thomas Frankland
                                               Executive Vice President
                                               and Chief Financial Officer

                                       Date:   August 9, 2000