Form 10-Q
period 2000-09-30
CNB FLORIDA BANCSHARES INC
filed 2000-11-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
___ EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
         For the  transition  period from  ________ to ________

                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 FLORIDA                                        59-2958616
       ------------------------------                       -----------------
       (State or other jurisdiction                         (I.R.S. Employer
       of incorporation or organization)                    Identification No.)

       Post Office Box 3239
       201 North Marion Street
       Lake City, Florida                                         32056
       ---------------------------------                    -----------------
       (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (904) 755-3240


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares of the registrant's common stock outstanding as of October 31, 2000 was 6,091,300 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition ........................3
         Consolidated Statement of Income......................................4
         Consolidated Statement of Cash Flows................................. 6
         Notes to Consolidated Financial Statements........................... 7
         Selected Financial Data.............................................. 8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview..............................................................9
         Results of Operations.................................................9
         Liquidity and Interest Rate Sensitivity..............................12
         Earning Assets.......................................................15
         Funding Sources......................................................20
         Capital Resources....................................................20

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...21

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings.......................................... 22

         Item 2.  Changes in Securities ......................................22

         Item 3.  Defaults Upon Senior Securities ............................22

         Item 4.  Submission of Matters to a Vote of Security Holders ........22

         Item 5.  Other Information ..........................................22

         Item 6.  Exhibits and Reports on Form 8-K ...........................22


                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                   (Unaudited)

                                                                              September 30,      December 31,
                                                                                 2000               1999
                                                                              ----------         ------------
                               ASSETS                                                 (thousands)

Cash and cash equivalents:
    Cash and due from banks                                                   $   21,195         $   17,235
    Interest bearing deposits in other banks                                         359                285
                                                                              ----------          ---------
      Total cash and cash equivalents                                             21,554             17,520
Investment securities available for sale                                          32,685             35,111
Investment securities held to maturity                                             9,204             10,582
Loans:
    Commercial, financial and agricultural                                       183,924            136,937
    Real estate - mortgage                                                       106,590             86,275
    Real estate - construction                                                    25,217             18,926
    Installment and consumer                                                      30,726             23,946
                                                                              ----------          ---------
      Total loans, net of unearned income                                        346,457            266,084
Less: Allowance for loan losses                                                   (3,425)            (2,671)
                                                                              ----------          ---------
      Net loans                                                                  343,032            263,413

Premises and equipment, net                                                       21,696             14,395
Other assets                                                                       5,369              5,055
                                                                              ----------          ---------
           TOTAL ASSETS                                                       $  433,540         $  346,076
                                                                              ==========          =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                               $   51,932         $   42,110
    Savings, NOW and money market                                                130,974            112,103
    Time (under $100,000)                                                        103,494             89,141
    Time ($100,000 and over)                                                      53,097             44,849
                                                                              ----------         ----------
      Total deposits                                                             339,497            288,203

Securities sold under repurchase agreements and federal funds purchased           11,599             12,063
Short term borrowings                                                             35,000               -
Other liabilities                                                                  3,402              2,735
                                                                              ----------         ----------
      Total liabilities                                                          389,498            303,001
                                                                              ----------         ----------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                    -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,091,300 and 6,116,070 shares issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively                         61                 61
Additional paid-in capital                                                        30,543             30,805
Retained earnings                                                                 13,705             12,746
Accumulated other comprehensive income, net of tax                                  (267)              (537)
                                                                              ----------         ----------
      Total shareholders' equity                                                  44,042             43,075
                                                                              ----------         ----------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                        $  433,540         $  346,076
                                                                              ==========         ==========


                  CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                                                                            Nine Months Ended September 30,
                                                                                 2000               1999
                                                                             ------------       ------------
                                                                                         (thousands)
Interest Income
  Interest and fees on loans                                                  $    20,610       $     13,956
  Interest on investment securities held to maturity                                  444                354
  Interest on investment securities available for sale                              1,593              2,100
  Interest on federal funds sold                                                      177                530
  Interest on interest bearing deposits                                                57                408
                                                                             ------------        -----------
    Total interest income                                                          22,881             17,348

Interest Expense
  Interest on deposits                                                              9,172              6,426
  Interest on repurchase agreements and federal funds purchased                       378                214
  Interest on short-term borrowings                                                   568                 -
                                                                             ------------        -----------
    Total interest expense                                                         10,118              6,640
                                                                             ------------        -----------
        Net interest income                                                        12,763             10,708

Provision for Loan Losses                                                             950                785
                                                                             ------------        -----------
  Net interest income after provision for loan losses                              11,813              9,923

Non-interest Income
  Service charges                                                                   1,634              1,556
  Other fees and charges                                                              765                613
                                                                             ------------        -----------
    Total non-interest income                                                       2,399              2,169
                                                                             ------------        -----------
Non-interest Expense
  Salaries and employee benefits                                                    6,337              4,599
  Occupancy and equipment expenses                                                  1,576              1,348
  Other operating expenses                                                          3,433              2,582
                                                                             ------------        -----------
    Total non-interest expense                                                     11,346              8,529
                                                                             ------------        -----------

Income before income taxes                                                          2,866              3,563
    Income taxes                                                                      990              1,241
                                                                             ------------        -----------

NET INCOME                                                                  $       1,876       $      2,322
                                                                             ============        ===========

Other comprehensive income (loss), net of tax                                         270              (666)
                                                                             ------------        -----------
Comprehensive income                                                        $       2,146       $      1,656
                                                                             ============        ===========
Earnings Per Share (Note 3):

    Basic earnings per share                                                $        0.31       $       0.39
                                                                             ============        ===========
    Weighted average shares outstanding                                         6,099,278          5,956,858
                                                                             ============        ===========

    Diluted earnings per share                                              $        0.31       $       0.39
                                                                             ============        ===========
    Diluted weighted average shares outstanding                                 6,141,743          6,030,671
                                                                             ============        ===========



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                            Three Months Ended September 30,
                                                                                 2000               1999
                                                                             ------------       ------------
                                                                                        (thousands)
Interest Income
  Interest and fees on loans                                                $       7,568       $      4,929
  Interest on investment securities held to maturity                                  147                152
  Interest on investment securities available for sale                                532                621
  Interest on federal funds sold                                                       17                154
  Interest on interest bearing deposits                                                17                141
                                                                             ------------       ------------
    Total interest income                                                           8,281              5,997

Interest Expense

  Interest on deposits                                                              3,336              2,136
  Interest on repurchase agreements and federal funds purchased                       188                 87
  Interest on short-term borrowings                                                   399                 -
                                                                             ------------       ------------
    Total interest expense                                                          3,923              2,223
                                                                             ------------       ------------
        Net interest income                                                         4,358              3,774

Provision for Loan Losses                                                             350                275
                                                                             ------------       ------------
  Net interest income after provision for loan losses                               4,008              3,499

Non-interest Income

  Service charges                                                                     575                557
  Other fees and charges                                                              273                182
                                                                             ------------       ------------
    Total non-interest income                                                         848                739
                                                                             ------------       ------------

Non-interest Expense

  Salaries and employee benefits                                                    2,178              1,620
  Occupancy and equipment expenses                                                    558                464
  Other operating expenses                                                          1,155                942
                                                                             ------------       ------------
    Total non-interest expense                                                      3,891              3,026
                                                                             ------------       ------------

Income before income taxes                                                            965              1,212
    Income taxes                                                                      333                423
                                                                             ------------       ------------

NET INCOME                                                                  $         632      $         789
                                                                             ============       ============

Other comprehensive income (loss), net of tax                                         248               (122)
                                                                             ------------       ------------
Comprehensive income                                                        $         880      $         667
                                                                             ============       ============

Earnings Per Share (Note 3):

    Basic earnings per share                                                $        0.10      $        0.13
                                                                             ============       ============
    Weighted average shares outstanding                                         6,088,137          6,108,570
                                                                             ============       ============

    Diluted earnings per share                                              $        0.10      $        0.13
                                                                             ============       ============
    Diluted weighted average shares outstanding                                 6,125,459          6,182,951
                                                                             ============       ============



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                             2000                1999
                                                                         ------------        ------------
                                                                                      (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $      1,876       $       2,322
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                832                 710
     Provision for loan loss                                                      950                 785
     Investment securities amortization (accretion), net                           14                (288)
     Non-cash compensation                                                         44                  -
     Changes in assets and liabilities:
       Other assets                                                              (610)                370
       Other liabilities                                                          667                (337)
                                                                         ------------        ------------

       Net cash provided by operating activities                                3,773               3,562
                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                            (858)            (20,405)
Purchases of investment securities held to maturity                                -               (8,754)
Proceeds from maturities of securities available for sale                       3,214              37,639
Proceeds from maturities of securities held to maturity                           562                 875
Proceeds from called securities available for sale                                489               3,000
Proceeds from called securities held to maturity                                  815                 -
Net increase in loans                                                         (80,569)            (41,710)
Purchases of premises and equipment, net                                       (7,998)             (2,953)
                                                                         ------------        ------------

       Net cash used in investing activities                                  (84,345)            (32,308)
                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                                                           51,294               9,348
Decrease in securities sold under repurchase agreements and
       federal funds purchased                                                   (465)             (2,648)
Increase in short term borrowings                                              35,000                 -
Cash dividends paid                                                              (917)               (854)
Repurchase of common stock                                                       (395)                -
Issuance of common stock                                                           -               11,362
Exercise of options                                                                89                   6
                                                                         ------------        ------------
       Net cash provided by financing activities                               84,606              17,214
                                                                         ------------        ------------
Increase (decrease) in cash and cash equivalents                                4,034             (11,532)

Cash and cash equivalents at beginning of period                               17,520              48,887
                                                                         ------------        ------------

Cash and cash equivalents at end of period                               $     21,554        $     37,355
                                                                         ============        ============

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                     $      9,329        $      6,976
                                                                         ============        ============

       Taxes paid                                                        $      1,299        $      1,270
                                                                         =============       ============


                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended September 30, 2000 and 1999.

Note 4.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and nine month periods ending September 30, 2000 and 1999.

                                                             Nine Months                    Three Months
                                                       Ended September 30,              Ended September 30,
                                                          2000          1999              2000           1999
                                                        --------       ------           -------         -------

Net Income                                             $  1,876     $  2,322            $  632       $    789
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities:
     Unrealized Gains (Losses) on Securities
     Arising During the Period                              279         (847)              246           (115)
  Less: Reclassification Adjustment                           9         (181)               (2)             7
                                                       --------       ------           -------        -------
Total Unrealized Gains (Losses), Net of Tax
  Recognized in Other Comprehensive Income                  270         (666)              248           (122)
                                                       --------       ------           -------        -------
Comprehensive Income, Net of Tax                       $  2,146     $  1,656            $  880       $    667
                                                       ========      =======           =======        =======


                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                           Nine Months Ended September 30,
                                                           2000                       1999
                                                       ------------               -------------
Dollars in thousands except per share information.
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income                                  $     22,881               $     17,348
Total interest expense                                      (10,118)                    (6,640)
                                                       ------------               ------------
Net interest income                                          12,763                     10,708
Provision for loan losses                                      (950)                      (785)
                                                       ------------               ------------
Net interest income after
      provision for loan losses                              11,813                      9,923
Non-interest income                                           2,399                      2,169
Non-interest expense                                        (11,346)                    (8,529)
                                                       ------------               ------------
Income before taxes                                           2,866                      3,563
Income taxes                                                   (990)                    (1,241)
                                                       ------------               ------------
Net income                                             $      1,876              $       2,322
                                                       ============               ============
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic earnings                                         $       0.31              $        0.39
Diluted earnings                                               0.31                       0.39
Book value                                                     7.23                       7.05
Dividends                                                      0.15                       0.15
Actual shares outstanding                                 6,091,300                  6,108,570
Weighted average shares outstanding                       6,099,278                  5,956,858
Diluted weighted average shares outstanding               6,141,743                  6,030,671

-------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on average assets                                       0.65%                      0.98%
Return on average shareholders' equity                         5.77                       7.50
Dividend payout                                               48.39                      38.46
Efficiency ratio                                              74.83                      66.23
Total risk-based capital ratio                                13.51                      19.63
Average shareholders' equity to
  average assets                                              11.18                      13.07
Tier 1 leverage                                               10.48                      13.05

-------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                 $    433,540               $    330,106
Loans                                                       346,457                    228,371
Deposits                                                    339,497                    274,456
Shareholders' equity                                         44,042                     43,075

-------------------------------------------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. ("the Company") for the three and nine months ended September 30, 2000 and 1999. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 1999. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors and general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new loan and deposit relationships. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

RESULTS OF OPERATIONS

         The Company's net income for the nine month period ended September 30, 2000 was $1.9 million, or $0.31 per diluted share, compared to $2.3 million, or $0.39 per diluted share, for the nine month period in 1999. Net income for the three month period ended September 30, 2000 was $632,000, or $0.10 per diluted share, compared to $789,000, or $0.13 per diluted share, for the comparable period in 1999. These results reflected growth in net interest income and in non-interest income. Non-interest expenses continue to reflect the Company's expansion strategy in the Jacksonville and Gainesville markets and the building of production and operating infrastructure, including people, facilities and technology platform, to support expansion. During the 2000 third quarter, CNB National Bank, the Company's banking subsidiary, opened its new Deerwood Park branch in Jacksonville. The Bank also acquired locations in the Mandarin area of Jacksonville and St. Augustine for branch sites which will open in the first half of 2001.

Net Interest Income

         Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income was $12.8 million for the nine month period ending September 30, 2000, compared to $10.7 million for the comparable period in 1999, an increase of 19.2%. Interest income for the three and nine month periods ended September 30, 1999, increased $2.3 million, or 38.1%, and $5.5 million, or 31.9%, respectively, over the comparable prior year periods. Loan growth continued to positively impact interest income. Increases in interest income for 2000 were partially offset by higher funding costs reflecting the Company's reliance on short-term borrowings to meet loan demand. Interest expense rose $1.7 million, or 76.5% and $3.5 million, or 52.4% for the three and nine months ending September 30, 2000, respectively, from the comparable 1999 periods.

          Loans, which represent the Company's highest yielding assets, increased on average $95.1 million or 45.8% and represented 86.1% of total average earning assets for the nine months ended September 30, 2000 versus 71.6% for 1999. The Company's loan to deposit ratio at September 30, 2000 was 102.0% compared to 92.3% at December 31, 1999.

         The Company's net interest margin decreased slightly to 4.85% in 2000, compared to 4.93% in 1999. The lower yield in 2000 reflects the Company's dependence on short-term borrowings to fund loan demand and meeting competitive rates on deposit accounts.

         Total earning asset yields rose to 8.69% in 2000 from 7.99%, while being offset by a increase in rates on interest-bearing liabilities to 4.62% from 3.81% in 1999. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2000 and 1999. Table 1a presents an analysis of changes in interest income and expense.

                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                                   Nine Months Ended                      Nine Months Ended
                                                   September 30, 2000                     September 30, 1999
                                           ----------------------------------     ------------------------------------
                                                      Interest                                  Interest
                                         Average     Income or     Average         Average      Income or     Average
                                         Balance      Expense       Rate           Balance      Expense       Rate
                                        ---------   -----------    ----------     ---------    ---------     ---------
                                                                       (dollars in thousands)

ASSETS:
  Federal funds sold                   $    3,951    $      177     5.98%        $   14,864    $     530         4.77%
  Investment securities
    available for sale                     33,522         1,593     6.35             47,916        2,100         5.86
  Investment securities
    held to maturity                       10,212           444     5.81              8,632          354         5.48
  Loans (1)                               302,824        20,610     9.09            207,706       13,956         8.98
  Interest bearing deposits                 1,148            57     6.63             11,132          408         4.90
                                         --------   -----------    -----          ---------     --------       ------

TOTAL EARNING ASSETS                      351,657        22,881     8.69            290,250       17,348         7.99
  All other assets                         36,749                                    26,469
                                         --------                                 ---------

TOTAL ASSETS                           $  388,406                                $  316,719
                                         ========                                 =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:

  NOW and money markets                $  108,650    $    2,698     3.32%        $   78,001    $   1,212         2.08%
  Savings                                  17,346           180     1.39             17,496          185         1.41
  Time deposits                           146,272         6,294     5.75            131,226        5,029         5.12
  Repurchase agreements and
     federal funds purchased                8,830           378     5.72              6,433          214         4.45
  Short term borrowings                    11,277           568     6.73               -              -            -
                                         --------       -------    -----          ---------     --------       ------
TOTAL INTEREST BEARING
  LIABILITIES                             292,375        10,118     4.62            233,156        6,640         3.81
  Demand deposits                          48,759                                    39,663
  Other liabilities                         3,841                                     2,497
  Shareholders' equity                     43,431                                    41,403
                                         --------                                 ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  388,406                                $  316,719
                                         ========                                 =========
                                                                   -----                                       ------
INTEREST SPREAD (2)                                                 4.07%                                        4.18%
                                                                   =====                                       ======

NET INTEREST INCOME                                  $   12,763                                $  10,708
                                                        =======                                 ========

NET INTEREST MARGIN (3)                                             4.85%                                        4.93%
                                                                   =====                                       ======



(1) Interest income on average loans includes loan fee recognition of $644,000 and $473,000 in 2000 and 1999, respectively.
(2) Represents  the average rate earned minus average rate paid.
(3) Represents  net interest  income divided by total earning assets.


          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                            NET CHANGE SEPTEMBER 30,               NET CHANGE SEPTEMBER 30,
                                            1999-2000 ATTRIBUTABLE TO:             1998-1999 ATTRIBUTABLE TO:
                                            --------------------------             --------------------------
                                                                     Net                                    Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                       (thousands)

INTEREST INCOME:
   Federal funds sold                        $   (389)  $     36   $   (353)         $ (588)   $   (71)    $(659)
   Investment securities available for sale      (630)       123       (507)            (64)       (89)     (153)
   Investment securities held to maturity          65         25         90              59         24        83
   Loans                                        6,409        245      6,654           2,784       (539)    2,245
   Interest bearing deposits                     (366)        15       (351)            220        (54)      166
                                            ---------    -------  ---------      ----------   --------    ------
      Total                                     5,089        444      5,533           2,411       (729)    1,682
                                            ---------    -------  ---------      ----------   --------    ------


INTEREST EXPENSE:
   NOW and money markets                          475      1,011      1,486             189       (253)      (64)
   Savings                                         (1)        (4)        (5)             18        (70)      (52)
   Time deposits                                  580        685      1,265             158       (340)     (182)
   Repurchase agreements and
     federal funds purchased                      103         61        164             (14)       (33)      (47)
   Short term borrowings                           -         568        568              (7)       -          (7)
                                            ---------    -------  ---------      ----------   --------    ------
      Total                                     1,157      2,321      3,478             344       (696)     (352)
                                            ---------    -------  ---------      ----------   --------    ------
         Net interest income                  $ 3,932   $ (1,877)  $  2,055         $ 2,067    $   (33)  $ 2,034
                                            =========    =======  =========      ==========   ========    ======

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

Non-Interest Income
         Non-interest income for the nine months ended September 30, 2000 was $2.4 million, an increase of $230,000, or 10.6% as compared to the same period in 1999. For the three months ended September 30, 2000, non- interest income increased $109,000 or 14.8% to $848,000 as compared to $739,000 to the same period in 1999. Service charges on deposit accounts had modest increases of $78,000 for the nine month period and $18,000 for the three month period ending September 30, 2000 as compared to the same periods in 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold to secondary markets, net gains and losses from sale of securities and other miscellaneous fees, had an increase of 50.0% for the third quarter of 2000 compared to the third quarter of 1999 and an increase of 24.8% for the first nine months of 2000 versus the comparable period in 1999.

Non-Interest Expense
         Non-interest expense increased in the third quarter of 2000 compared to the same period in 1999 by $865,000 or 28.6%, and $2.8 million, or 33.0% for the 2000 nine month period versus the comparable period in 1999. Non- interest expense as a percentage of average assets for the nine month period ending September 30, 2000 and 1999 was 3.90% and 3.60%, respectively. Salaries and employee benefits increased $1.7 million or 37.8% to $6.3 million for the 2000 nine month period, compared to $4.6 million for the same period in 1999. This increase reflects the continued implementation of the Company's business plan to build an organization structure supporting expansion in the Jacksonville and Gainesville markets.

         Occupancy expense, including premises, furniture, fixtures and equipment, increased $94,000, or 20.3% and $228,000, or 16.9%, respectively in 2000, over the comparable three and nine month periods in 1999. The increase is primarily attributable to occupancy expenses associated with the expansion into Jacksonville and Gainesville. CNB National Bank moved into its new Gainesville headquarters located in the Tower Hill area during the second quarter and occupied its new Jacksonville branch in Deerwood Park in the third quarter.

         Other operating expenses increased $851,000, or 33.0%, for the nine months of 2000 compared to the same period in 1999. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                                 Nine Months Ended September 30,
                                                      2000              1999
                                                 -----------       ----------
                                                           (thousands)
         Data processing                               $ 486            $ 433
         Advertising and promotion                       474              300
         Telephone                                       436              281
         Postage and delivery                            405              339
         Legal and professional                          335              235
         Supplies                                        304              221
         Administrative                                  141              123
         Other general operating                         140               35
         Amortization of intangible assets               135              135
         Loan expenses                                   127              142
         Regulatory fees                                 110              107
         Insurance and bonding                            60               51
         Other                                           280              180
                                                     -------           ------
         Total other operating expenses               $3,433           $2,582
                                                     =======           ======


Income Taxes
         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated effective tax rate for the corresponding quarter and current year is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity management addresses CNB's ability to meet deposit withdrawals either on demand or at contractual maturity, to repay borrowings and to make new loans and investments as they arise. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines of credit for the purchase of federal funds by the Company from its principal correspondent banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $54.8 million and represented 17.1% of average total deposits during the nine months of 2000, compared to $85.7 million and 32.2% for 1999. Average loans were 94.3% and 78.0% of average deposits for the nine month period ended September 30, 2000 and 1999, respectively.

         The Company has available lines of credit for the purchase of federal funds with other financial institutions totaling $15.0 million. The Company is also a member of the Federal Home Loan Bank and as such has access to both long and short term funds. There were outstanding balances of $3.1 million in federal funds purchased from correspondent banks and $35.0 million in short term borrowings with the Federal Home Loan Bank as of September 30, 2000.

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

          The Company's gap and liquidity positions are formally reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market rate changes and interest rates.

         In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2000, the estimated fair value would have been achieved at that date, since market values may differ depending on various circumstances.

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


Table 3: Rate Sensitivity Analysis
September 30, 2000
(dollars in thousands)

                                                                                                                   Fair
                                     1 Year     2 Years    3 Years    4 Years    5 Years     Beyond     TOTAL      Value
                                     ------     -------    -------    -------    -------     ------     -----      -----
INTEREST-EARNING ASSETS:

Investment securities (1)
     Fixed rate investments         $  8,875  $      90  $       -  $  20,237  $       -  $   8,831  $  38,033  $  37,547
       Average interest rate            6.24%      4.10%                 6.01%                 6.08%      6.08%

     Variable rate investments             -          -          -          -          -      1,607      1,607      1,606
       Average interest rate                                                                   6.94%      6.94%

Loans
     Fixed rate loans                 16,651     13,164     21,529     28,226     35,242     62,043    176,855    174,683
       Average interest rate            8.90%      9.20%      8.92%      8.61%      8.90%      8.21%      8.64%

     Variable rate loans              49,705     15,270     11,857      3,645      9,977     79,148    169,602    169,602
       Average interest rate            9.74%      9.72%      9.15%     10.03%      9.75%      8.58%      9.16%

Other earning assets (2)               3,033          -          -          -          -          -      3,033      3,093
       Average interest rate            6.77%                                                             6.77%
                                     -------    -------    -------    -------    -------   --------   --------   --------

Total interest-earning assets      $  78,264   $ 28,524   $ 33,386   $ 52,108   $ 45,219  $ 151,629  $ 389,130  $ 386,531
       Average interest rate            9.05%      9.46%      9.00%      7.70%      9.09%      8.27%      8.60%
                                     =======    =======    =======    =======    =======    =======    =======   ========


INTEREST-BEARING LIABILITIES:

Savings                             $      -  $       -  $       -  $       -  $       -  $  16,201  $  16,201  $  16,201
       Average interest rate                                                                   1.39%      1.39%

NOW                                   21,949          -          -          -          -     53,505     75,454     75,454
       Average interest rate            5.13%                                                  1.23%      2.36%

Money market (3)                      37,120          -          -          -          -      2,199     39,319     39,319
       Average interest rate            5.20%                                                  2.82%      5.07%

CD's under $100,000                   90,721     10,223      2,054        471         25          -    103,494    103,666
       Average interest rate            6.03%      6.08%      5.60%      5.52%      5.75%                 6.02%

CD's $100,000 and over                48,517      3,506      1,074          -          -          -     53,097     53,159
       Average interest rate            6.38%      6.17%      6.78%                                       6.38%

Securities sold under
   repurchase agreements and
   federal funds purchased            11,599          -          -          -          -          -     11,599     11,599
       Average interest rate            6.59%                                                             6.59%

Short term borrowings                 35,000          -          -          -          -          -     35,000     35,000
       Average interest rate            6.65%                                                             6.65%
                                     -------   --------    -------    -------    -------    -------    -------   --------

Total interest-bearing liabilities $ 244,906   $ 13,729   $  3,128   $    471   $     25   $ 71,905  $ 334,164  $ 334,398
       Average interest rate            6.01%      6.10%      6.01%      5.52%      5.75%      1.31%      5.00%
                                     =======    =======    =======    =======    =======    =======    =======   ========

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized losses of $425,000.
(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                       14

        Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 84.4% of total deposits at September 30, 2000 and 84.4% at December 31, 1999. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                               September 30, 2000
                             (dollars in thousands)
                                     Amount

       Three months or less                                 $ 11,827
       Three through six months                               13,260
       Six through twelve months                              23,430
       Over twelve months                                      4,580
                                                             -------
       Total                                                $ 53,097
                                                             =======


EARNING ASSETS

Loans

         Loan growth continued to fuel the increases in interest income which increased 38.1% for the 2000 third quarter and 31.9% for the first nine months of 2000 compared to the respective 1999 periods.

         Average loans during the nine month period ending September 30, 2000 were $302.8 million and were 94.3% of average deposits, compared to $207.7 million and 78.0% for 1999. Total loans have increased by $80.4 million, or 30.2%, since December 31, 1999. This growth is reflective of the Company's business plan to increase its loan to deposit ratio. The following table reflects the composition of the Company's loan portfolio as of September 30, 2000 compared to December 31, 1999.

                       Table 5: Loan Portfolio Composition

                                                  September 30,   December 31,
                                                     2000                1999
                                                --------------    ------------
                                                           (thousands)
    Commercial, financial and agricultural     $     183,924     $     136,937
    Real estate - mortgage                           106,590            86,275
    Real estate - construction                        25,217            18,926
    Installment and consumer                          30,726            23,946
                                                    --------          --------

    Total loans, net of unearned income              346,457           266,084
    Less: allowance for loan losses                   (3,425)           (2,671)
                                                    --------           -------

    Net loans                                   $    343,032      $    263,413
                                                    ========           =======

         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on September 30, 2000. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.


                  Table 6: Maturity Schedule of Selected Loans
                               September 30, 2000

                                             0-12       1-5          Over 5
                                            Months     Years         Years       Total
                                           --------  ---------     ----------   --------
                                                            (thousands)

Commercial, financial and agricultural    $  24,731  $ 92,594   $    66,599     $ 183,924
Real estate - construction                   25,217      -             -           25,217
All other loans                              16,408    46,316        74,592       137,316
                                            -------   -------       -------      --------

Total                                     $  66,356  $138,910     $  141,191   $  346,457
                                            =======   =======       ========     ========

Fixed interest rate                       $  16,651  $ 98,161     $   62,043   $  176,855
Variable interest rate                    $  49,705  $ 40,749     $   79,148   $  169,602


Loan Quality

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by other peer banks, conditions of the individual borrowers, the Company's historical loan loss experience and the general economic environment, as well as the overall portfolio composition. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on September 30, 2000, was 0.99% of total loans, compared to 1.00% on December 31, 1999. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                       September 30,            December, 31
                                           2000                     1999
                               -------------------------   ---------------------
                                           Percent of               Percent of
                                          Loans in Each            Loans in Each
                                            Category to              Category to
                                Amount     Total Loans      Amount  Total Loans
                               ---------   -------------   ------- -------------
                                                 (dollars in thousands)
  Commercial, financial

     and agricultural          $  2,367         53%       $ 1,670            52%
  Real estate - mortgage            262         31%           220            32%
  Real estate- construction          14          7%            12             7%
  Consumer                          772          9%           769             9%
  Unallocated                        10          -              -              -
                                  -----        ----        ------           ----
  Total                        $  3,425        100%       $ 2,671           100%
                                  =====        ====        ======           ====


         Total non-performing assets increased by $127,000 or 15.3% to $958,000 on September 30, 2000, compared to $831,000 on December 31, 1999. Non-performing assets as a percentage of total assets decreased to 0.22% on September 30, 2000 from 0.24% on December 31, 1999. Non-accrual loans have decreased $84,000 since December 31, 1999. This decrease is primarily due to the pay-off of a large residential loan.

                         Table 8: Non-Performing Assets

                                       September 30,       December 31,
                                           2000                1999
                                        ----------          ----------
                                           (dollars in thousands)
  Non-accrual loans                    $        465        $       549
  Past due loans 90 days or
     more and still accruing                    465                180
  Other real estate owned
     and repossessions                           28                102
                                             ------             ------
  Total non-performing assets           $       958        $       831
                                             ======             ======

  Percent of total assets                     0.22%              0.24%

         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 9: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the nine month period ending September 30, 2000 as compared to 1999.

                 Table 9: Activity in Allowance for Loan Losses

                                                              September 30,
                                                        2000               1999
                                                        ----               ----
                                                         (dollars in thousands)

   Balance at beginning of year                     $    2,671       $    1,875
   Loans charged-off:
      Commercial, financial and agricultural                64              291
      Real estate, mortgage                                 40               13
      Real estate, construction                              -                -
      Consumer                                             239              195
                                                      --------         --------
         Total loans charged-off                          (343)            (499)
   Recoveries on loans previously charged-off:
      Commercial, financial and agricultural                25              113
      Real estate, mortgage                                  -                -
      Real estate, construction                              -                -
      Consumer                                             122               32
                                                      --------         --------
         Total loan recoveries                             147              145
                                                      --------         --------
           Net loans charged-off                          (196)            (354)
                                                      --------         --------

   Provision for loan losses charged to expense            950              785
                                                      --------         --------
   Ending balance                                   $    3,425       $    2,306
                                                      ========         ========

   Total loans outstanding                          $  346,457       $  228,371
   Average loans outstanding                        $  302,824       $  207,706

   Allowance for loan losses to loans outstanding         0.99%            1.01%
   Net charge-offs to average loans outstanding,
    annualized                                            0.09%            0.23%

Investment Portfolio

         The Company uses its securities portfolio primarily as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. The total recorded value of securities was $41.9 million at September 30, 2000, a decrease of 8.3% from $45.7 million at the end of 1999. Securities are classified as either held-to-maturity or available-for-sale which are recorded at fair market value. Securities available-for- sale, which made up 78.0% of the total investment portfolio as of September 30, 2000 had a value of $41.9 million. With most of the portfolio being in the available-for-sale category, the Company has the flexibility in case an immediate need for liquidity arises. The unrealized gains or losses, net of tax, do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity. At September 30, 2000, shareholders' equity included a net unrealized loss of $267,000 compared to a net unrealized loss of $537,000 at December 31, 1999.

         As a percent of total earning assets, the investment portfolio has decreased to a level of 10.8% at September 30, 2000 compared to 14.6% for year ended 1999. The decrease in the size of the portfolio relative to total earning assets is attributable to the increase in loan growth which improved the mix of earning assets.

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



          Table 10: Maturity Distribution of Investment Securities (1)
                               September 30, 2000

(dollars in thousands)                         Held to Maturity                       Available for Sale
-------------------------------------------------------------------------------------------------------------------

                                           Amortized       Estimated              Amortized       Estimated
                                                Cost       Market Value             Cost          Market Value

U.S. Treasury:
   One year or less                      $          -   $            -          $        7,492   $      7,501
                                          -------------    -------------             ---------       --------
  Total U.S. Treasury                               -                -                   7,492          7,501

 U.S. Government Agencies
 and Corporations:
   Over one through five years                  7,911            7,909                  20,000         19,494
                                           ----------      -----------                 -------        -------
Total U.S. Government Agencies                  7,911            7,909                  20,000         19,494
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                 -                -                      90             89
   Over one through five years                      -                -                     327            325
   Over ten years                                   -                -                     608            625
                                         -------------    -------------             ----------       ----------
Total Obligations of State and                      -                -                   1,025          1,039
 Political Subdivisions

Mortgage-Backed Securities (2):
   One year or less                             1,293            1,293                       -              -
   Over five through ten years                      -                -                     566            565
   Over ten years                                   -                -                   1,353          1,352
                                         -------------    -------------              ---------     ----------
Total Mortgage-Backed Securities                1,293            1,293                   1,919          1,917

Other Securities:
   Over ten years (3)                               -                -                   2,674          2,734
                                         -------------    -------------              ---------     ----------
Total Other Securities                              -                -                   2,674          2,734

Total Securities                         $      9,204     $      9,202            $     33,110   $     32,685
                                           ==========       ==========                ========       ========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities

                                               September 30, 2000     December 31, 1999       September 30, 1999
                                               ------------------     -----------------       ------------------
           One Year or Less                          6.24%                 5.81%                  6.01%
           Over One through Five Years               6.00%                 6.15%                  6.09%
           Over Five through Ten Years               6.18%                 5.78%                  5.74%
           Over Ten Years (1)                        6.36%                 5.65%                  5.61%

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

FUNDING SOURCES

Deposits

         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 2000 and December 31, 1999.

                            Table 12: Total Deposits

                                                September 30,      December 31,
                                                     2000              1999
                                                 -----------       ------------
                                                           (thousands)
         Non-interest bearing:
                 Demand checking                 $   51,932          $   42,110
         Interest bearing:
                 NOW checking                        75,454              61,977
                 Money market checking               39,319              33,589
                 Savings                             16,201              16,537
                 Certificates of deposit            156,591             133,990
                                                   --------            --------

         Total deposits                          $  339,497          $  288,203
                                                   ========            ========

CAPITAL RESOURCES

         Shareholders' equity at September 30, 2000 was $44.0 million, as compared to $43.1 million at December 31, 1999. At September 30, 2000, the Company's common stock had a book value of $7.23 per share compared to $7.04 per share at December 31, 1999.

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

         Under the terms of the guidelines, banks must meet minimum capital adequacy ratios based upon both total assets and risk adjusted assets. All banks are required to maintain a minimum ratio of total capital to risk- weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. Tier 1 Capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 Capital consists of preferred stock not qualifying as Tier 1 Capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25% of risk-weighted assets. Total Capital consists of Tier 1 Capital and Tier 2 Capital. The regulatory agencies have also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Adherence to these guidelines has not had an adverse impact on the Company or the Bank. Selected capital ratios at September 30, 2000 compared to December 31, 1999 and regulatory requirements are as follows:

                            Table 12: Capital Ratios

                                September 30,  December 31,   Well Capitalized     Regulatory
                                   2000            1999         Requirements       Minimums
                               ------------    ------------     ------------       --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio             12.5%       16.2%           6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets           13.5%       17.3%          10.0%              8.0%

Tier 1 Leverage Ratio                 10.5%       12.7%           5.0%              4.0%



            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate- sensitive assets and liabilities, at a given time interval, including both floating rate and instruments which are approaching maturity. The measurement of the Company's interest rate sensitivity, or gap, is one of the principal techniques used in asset and liability management. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company. The Company attempts to maintain a cumulative gap position equaling plus, or minus 20% of total assets.

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

          The estimated fair values at September 30, 2000 should not necessarily be considered to apply at subsequent dates.

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

     b.        Form 8-K:

               Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CNB Florida Bancshares, Inc.
                                          --------------------------------
                                                     (Registrant)


                                         By: /s/ G. Thomas Frankland
                                                 ----------------------------
                                                 G. Thomas Frankland
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                         Date:   November 10, 2000