Form 10-K
period 2000-12-31
CNB FLORIDA BANCSHARES INC
filed 2001-04-02
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934
        For the fiscal year ended December 31, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________

                           Commission File No: 0-25988

                          CNB Florida Bancshares, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                FLORIDA                                     59-2958616
   ---------------------------------                    -----------------
   (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

   9715 Gate Parkway North
   Jacksonville,  Florida                                       32246
   -------------------------------------                --------------------
   (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code: (904) 997-8484

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on March 1, 2001 was $46,777,396.

The number of shares of the Registrant's common stock outstanding as of March 1, 2001 was 6,099,376 shares, $0.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 2001 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction G of Form 10-K, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2001.

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

GENERAL

    The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which had been formed in 1986. The Company relocated its headquarters from Lake City, Florida to Jacksonville, Florida during 2000 in connection with its expansion plans described below. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through twelve full service branches located within the following contiguous counties in Northeast Florida: Alachua, Baker, Bradford, Columbia, Duval, Suwannee and Union County. At December 31, 2000, the Company had total assets of $467.6 million, total loans of $380.8 million, total deposits of $367.7 million, and total shareholders' equity of $44.6 million. Net income for the years ended December 31, 2000, 1999 and 1998 was $2.5 million, $2.9 million and $2.7 million, respectively.

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

    The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville (the "Expansion Markets"). Historically the Company competed successfully in Columbia, Suwannee, Baker, Bradford and Union Counties (the "Core Markets"), against larger bank holding companies for middle market customers. In the Company's Expansion Markets, many of such customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies are entering the Company's Expansion Markets by acquiring such previously locally headquartered banks. For example, in January 1998, BankAmerica Corporation formerly known as NationsBank Corporation completed its acquisition of Jacksonville-based Barnett Banks, Inc. ("Barnett"), which, prior to its acquisition, was the largest bank headquartered in Florida. The acquisition of Barnett closely followed the acquisition of three of Jacksonville's five community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and Alachua County (the "Gainesville Market"), was acquired by Compass in 1997. As a result, the Company now competes in its Core Markets, and will compete in its Expansion Markets, primarily with SunTrust Banks, Inc., BankAmerica, First Union Corporation, SouthTrust, AmSouth Bancorporation and Compass, all of which are headquartered outside of Florida.

GROWTH OPPORTUNITY FOR THE COMPANY

    Management believes that a significant segment of the historical customer base of Barnett and the customer bases of other acquired community banks in Northeast Florida, particularly individuals and small and medium-sized businesses, prefer the personalized service that characterized their relationships with the locally headquartered banks that were acquired. Many of these personal relationships have been disrupted as the larger, regional financial institutions increasingly focus on larger corporate customers, offer primarily standardized loan and deposit products and services, and employ centralized management and more remote decision-making. Thus, Company management believes there exists a unique opportunity to address the under-served banking needs of individuals and small and medium-sized businesses in its Expansion
Markets, which are contiguous and demographically similar to the Company's existing Core Markets. Accordingly, the Company's current strategic focus is to immediately capitalize on this market opportunity. In pursuing this opportunity, the Company will continue to focus on that specific segment of the market to which it has historically appealed. The Company believes that its historical strategy of providing personalized and consistent service to its small and middle-market corporate customers and individuals will allow it to continue to compete profitably, not only in the markets that it presently serves but in other markets as well.

BUSINESS STRATEGY

    The Company's primary goal is to enhance profitability and shareholder returns through aggressive but sound growth. The Company's long-term strategy is to (i) continue to grow its full service banking operations by expanding into new markets, (ii) leverage current branch capacity, (iii) expand its mortgage, consumer and commercial lending activities, and (iv) continue to differentiate itself from its larger competitors by emphasizing personalized, relationship-driven service provided by a locally-headquartered financial institution.

EXPAND IN UNDER-SERVED MARKETS

    The consolidation of the banking industry in Northeast Florida has created a window of opportunity for the Company to expand its operations in the Expansion Markets. The Expansion Markets are contiguous and culturally similar to the Core Markets. Like the Core Markets, the Expansion Markets consist in large part of individuals and small and medium-sized businesses. The Company believes that its familiarity with meeting the banking needs and expectations of similar customers in the Core Markets makes the Company particularly qualified to attract banking customers accustomed to banking with community banks in the Expansion Markets. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. The Company believes that it has attracted and will continue to attract qualified banking professionals, thereby benefiting from their experience and their ability, in many instances, to bring with them the banking business of their loyal customers. These factors, together with the Bank's asset size and its capital base, position the Company to work more effectively with middle-market customers than many smaller community banks in the Expansion Markets.

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

    To ensure that the Company's proposed expansion does not erode its standards for service and quality, the Company created three operating divisions: the Southern Division (Alachua County), the Eastern Division (Baker, Bradford and Union counties), the Central Division. The Company created a fourth division, the First Coast Division, when it moved into the Jacksonville Market in 1999. This new organizational structure will help to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies.

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

LOAN PRODUCTS AND LENDING POLICY

IN GENERAL

    The Company provides to customers a full range of short- to medium-term commercial, agricultural, Small Business Administration ("SBA") guaranteed, Farmers Home Administration guaranteed, long term residential mortgages and personal loans, both secured and unsecured. Credit is extended consistent with a comprehensive loan policy that governs advance rates, maturities and acceptable collateral. The Company's loan policy grants lending authority using a tiered schedule that grants authority to officers based on certain risk parameters including the collateral type. Loans exceeding officer authority and exhibiting certain risk parameters must be approved by the Executive Loan Committee. Exceptions to the policy must be recommended by the applicable officer and approved by either a Division President or the Credit Administrator within their authority and approved by Executive Loan Committee of the Bank's Board of Directors.

COMMERCIAL LOANS

    Commercial loan products include short-term loans and lines of credit for working capital purposes. These loans are generally secured by the borrower's current assets, typically accounts receivables and inventory. Other commercial loan products include intermediate term loans for farm and non-farm equipment, crop loans and SBA guaranteed loans. SBA guaranteed loans include secured and unsecured loans for working capital, business expansion and purchases of equipment and machinery.

    Lines of credit are subject to annual review and approval, generally no later than 120 days after the closing of the customer's fiscal year end. Advances are typically limited to 75% of eligible accounts receivable and up to 50% on inventory. These credits are usually monitored through the review of a receivables aging report and borrowing base report.

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

    Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Specifically, the lender reviews a credit bureau report for the borrower's credit history and calculates a debt-to-income ratio based on the borrower's gross monthly income to fixed debt payments. A ratio higher than 40% is generally considered unacceptable. For automobile loans, the policy requires a minimum down payment of 10% with maturities based on the age of the vehicle.

    The Company offers a variety of 1-4 family residential loan products, including residential construction loans and residential acquisition financing.

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

      Residential loans are originated for the Company's portfolio, as well as for sale in the secondary market. The maximum loan amount is based on a loan to value ratio of 80% or less, where the value is equal to the lesser of the cost or the appraised value. A higher loan to value ratio is available when private mortgage insurance can be obtained. The majority of these loans are originated for sale in the secondary market and are sold on a servicing released basis. The Company services loans originated for its portfolio.

LOAN REVIEW AND NONPERFORMING ASSETS

    The Company's loan review officer, whose position is independent of the loan production and administration process, has the responsibility to perform timely reviews of credits in the portfolio with scope and assessment criteria comparable to that of the Bank's regulators.

    All new and renewed secured credits over $500,000 and unsecured credits over $100,000 are reviewed within one week of approval. Additionally, a comprehensive annual review is conducted on all credits over $250,000, past dues, non-performing assets and other real estate owned. Smaller credits are reviewed utilizing pre-determined standards, which include documentation and compliance, by a person in loan operations, with exceptions referred to the loan review officer. Problem credits, which include all non-performing assets, are reviewed at least quarterly with written documentation which includes the reason for the problem, collateral support, a plan for resolution of the problem and a time frame for the resolution. Delinquent loans are reviewed at least weekly and monitored by the Board of Directors of the Bank in the monthly meetings.

    A written report is developed on the findings of the various loan review functions and reported directly to the Audit Committee of the Company's Board of Directors, which meets quarterly. The allowance for loan losses is reviewed monthly in order to make the appropriate loan loss provision based on the loan review findings, delinquency trends, historical loan losses and current economic trends.

ASSET/LIABILITY MANAGEMENT

    The Bank's asset/liability policy is carried out through the Bank's risk management function. The Bank manages asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The risk management group reviews and discusses the ratio of rate-sensitive assets to rate-sensitive liabilities, the ratio of allowance for loan losses to outstanding and nonperforming loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

INVESTMENT POLICY

    The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds transactions with its principal correspondent banks. Other investments consist primarily of Federal Reserve Bank and Federal Home Loan Bank stock that are required for the Bank to be a member of, and to conduct business with, such institutions. Dividends on such investments are determined by the institutions and are payable semi-annually or quarterly.

COMPETITION

    Within the Jacksonville, Gainesville and Core Markets in which CNB operates (collectively, the "Markets"), there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial institutions.

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

HISTORICAL GROWTH

    The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") and in November 1992 acquired an Anchor Savings Bank ("Anchor") office in Macclenny. In 1990, the Bank opened its first de novo branch in Fort White. In 1993, the Bank acquired additional banking offices in Lake City, Florida and Live Oak, Florida from Anchor. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke, Florida. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Lake Butler, Florida and two in Gainesville. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, located in Lake City, and in June 1999 expanded into Jacksonville with its twelfth office. The Bank opened its second Jacksonville branch in February, 2001, and plans to open a St. Augustine branch in May, 2001.

EMPLOYEES

    As of December 31, 2000, the Bank had 212 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

                           SUPERVISION AND REGULATION

GENERAL

    As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Federal Reserve Board of Governors (the "Federal Reserve") under the BHC Act. The Bank is organized as a national banking association, which is subject to regulation, supervision and examination by the Comptroller. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation (the "FDIC") and other federal regulatory agencies. In addition, the Company and the Bank are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and the Bank and their ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank.

    The Holding Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act (BHC Act") which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Holding Company may be required to provide financial support for a subsidiary bank at a time where absent such Federal Reserve policy, the Holding Company may not deem it advisable to provide such assistance.

    Until March of 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve revised and expanded the list of permissible non-banking activities in which a bank holding company could engage. However, limitations continue to exist under certain laws and regulations. The recently passed Gramm-Leach-Bliley Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions.

Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of Glass-Steagall Act (12 U.S.C. 377 and 78, respectively) and is intended to facilitate affiliations among bank, securities firms, insurance firms and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends
Section 4 of the BHC Act (12 U.S.C. 1843) to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies will continue to be limited to activities authorized currently under the BHC Act, such as activities that the Federal Reserve previously has determined in regulations and orders issued under section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

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

    The Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Florida does not prohibit interstate branching within the state. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

    Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or bills being enacted and the impact they might have on the Company and the Bank cannot be determined at this time.

CAPITAL AND OPERATIONAL REQUIREMENTS

    The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2000, were 11.1% and 12.0%, respectively.

    The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 2000 was 9.8%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

DISTRIBUTIONS

    The Company's primary source of funds for cash distributions to its shareholders is dividends received from the Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of dividends.

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


                                   PROPERTIES

    The Bank currently operates out of twelve branch offices and a non-customer operations center. All branches have automated teller machines ("ATMs"). The
Company owns the following properties:


                                                                    APPROXIMATE SQUARE    YEAR ESTABLISHED/
OFFICE LOCATION                                                          FOOTAGE               ACQUIRED
------------------------------------------------------------------  -------------------  -------------------

LAKE CITY (COLUMBIA COUNTY)

    201 North Marion Street (1)...............................          22,000                 1986
    145 West Baya Avenue......................................          10,100                 1993
    4420 U.S. 90 West.........................................           2,900                 1997
    1 CNB Place, East U.S. 90 (2).............................          20,800                 1996

LIVE OAK (SUWANNEE COUNTY)

    205 White Avenue, S.E. ...................................           6,000                 1988
    1562 South Ohio Avenue....................................           2,000                 1993

FORT WHITE (COLUMBIA COUNTY)

    Highway 27................................................           2,200                 1990

MACCLENNEY (BAKER COUNTY)

    595 South Sixth Street....................................           4,800                 1992

STARKE (BRADFORD COUNTY)

    606 West Madison Street...................................           8,000                 1994

GAINESVILLE (ALACHUA COUNTY)

    5027 Northwest 34th Street................................           2,000                 1996
    7515 West University Avenue ..............................          12,000                 2000

LAKE BUTLER (UNION COUNTY)

    300 West Main Street......................................           6,750                 1996

JACKSONVILLE (DUVAL COUNTY)

    9715 Gate Parkway North ..................................          26,000                 2000

ST. AUGUSTINE (ST. JOHNS COUNTY)
    U.S. 1 South (3)..........................................           5,000                 2000
-------------------------

(1) Main office.
(2) Location of the operations center.
(3) Scheduled to open in May, 2001.

    The Company is currently leasing a branch in the Mandarin area of Jacksonville (Duval County) which opened in February, 2001.

                                LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or to which any of their properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Bank or the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT


K. C. Trowell            62   Mr.  Trowell  is  Chairman  and  Chief   Executive
                              Officer  of  the  Company  and  the  Bank.  He was
                              elected  to the  Board  of  Directors  in 1987 and
                              serves as Chairman of the  Executive  Committee of
                              the  Board of  Directors  of the  Company  and the
                              Bank.  Mr.  Trowell  also serves on the  Executive
                              Committee of the Bank's Board of Directors. He has
                              served as the Chairman and Chief Executive Officer
                              of the Company  since its  inception in 1987.  Mr.
                              Trowell  is a Lake City,  Florida,  native and has
                              been  actively  involved  in  commercial   banking
                              management in North  Florida for over  twenty-five
                              years. He has also held management  positions with
                              Bank  of   America   in   Lake   City   (and   its
                              predecessors), American Bank of Jacksonville, and Barnett Banks, Inc. in Jacksonville. He is a former Chairman of the Board of Trustees of Florida Bankers Insurance Trust. He is a past director of Community Bankers of Florida, past director of the Columbia County Committee of 100, a founding director of North Central Florida
                              Areawide Development Company, and a former board member and chairman of both Lake City Medical
                              Center and Columbia County Industrial  Development
                              Authority.

G. Thomas Frankland      54   Mr.  Frankland is the Executive Vice President and
                              Chief  Financial  Officer of the  Company  and the
                              Bank. Mr.  Frankland  served as Vice President and
                              Chief Financial  Officer of AirNet  Communications
                              Corporation in Melbourne, Florida, from March 1998
                              until he joined the Company in November 1998. From
                              May 1994 until August 1996, Mr. Frankland was Vice
                              Chairman  and  Chief  Financial  Officer  of Ideon
                              Group, Inc.  ("Ideon").  Following the acquisition
                              of Ideon by CUC  International,  Inc. ("CUC"),  in
                              August  1996,   Mr.   Frankland   continued  in  a
                              consulting  capacity  with  CUC  through  December
                              1997.  Prior  to May  1994,  Mr.  Frankland  was a
                              partner with Price  Waterhouse  LLP. During his 24
                              years with Price  Waterhouse  LLP,  including  the
                              seven years he served as  managing  partner of the
                              Jacksonville  office, he specialized  primarily in
                              the  financial  services  industry.  He  currently
                              serves on the Board of Directors of the University
                              of Florida  Foundation,  the Warrington College of
                              Business  Advisory  Council,  the Fisher School of
                              Accounting   Steering   Committee  and  the  North
                              Florida Land Trust.


Bennett Brown            54   Mr. Brown is the Executive  Vice  President of the
                              Company and is the President  and Chief  Operating
                              Officer of the Bank. Mr. Brown joined the Company in April 1999. Mr. Brown's background includes leading the formation of Enterprise National Bank of Jacksonville as President and Chief Executive
                              Officer in 1987 until it was  acquired  by Compass
                              Bancshares  in  early  1997.  He  served  as  City
                              President  of Compass Bank in  Jacksonville  until
                              March 1999. Prior to forming Enterprise

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


Martha S. Tucker         50   Ms. Tucker has served as Senior Vice President and
                              Controller of the Company and the Bank since July,
                              1997.  From 1991 through 1997, Ms. Tucker was Vice
                              President  and  Cashier  of the  Bank.  From  1988
                              through 1991,  Ms. Tucker was Cashier for Citizens
                              Bank of Live Oak, which merged into the Bank in November 1992. From 1986 to 1988, Ms. Tucker served as Assistant Cashier for the Bank and prior to 1986 held management positions with NationsBank of Live Oak (and its predecessors). Ms. Tucker is a life-long resident of Live Oak, Florida and has over 33 years of banking experience. She is a member of the Altrusa Club and the Suwannee County
                              Chamber of Commerce.

Lloyd D. Adams           53   Mr. Adams serves as the Central Division President
                              of the Bank and oversees the banking activities in
                              Suwannee and Columbia counties..  Prior to joining
                              the Company in May 1998,  Mr.  Adams served as the
                              Executive Vice  President/Senior  Corporate Banker
                              for  Barnett  Bank,  North  Central  Florida  from
                              November  1996 until  January  1998.  He served as
                              Senior  Credit  Policy  Officer  with Barnett from
                              1992   through   1996.   Mr.  Adams  has  a  solid
                              background   in  retail   and   business   banking
                              beginning his career in Live Oak in 1974. A native of the area, Mr. Adams has deep roots as a community leader and banker fort this division. He is a graduate of Florida State University, Florida
                              School of Banking and the ABA  Commercial  Lending
                              Graduate School in Norman, OK. He is very much involved in community service organizations and his local church. He has been in the banking industry for 26 years.

Robert E. Cameron        56   Mr.  Cameron  serves  as  the  Southern   Division
                              President of the Bank. Prior to joining the Company in April 1998, Mr. Cameron was a Senior
                              Vice President of Barnett Bank of Alachua County from 1988 until 1998. He also was a member of the Board of Directors of United Gainesville Community
                              Development Board. He has worked in the banking industry for 31 years. Currently he is a member of the Board of Directors of the Gainesville Builders
                              Association and Child Care Resources and a member of the City of Gainesville Development Review
                              Board.

John D. Kennedy          44   Mr.  Kennedy  has served as the  Eastern  Division
                              President of the Bank since August 1998. From 1996 through 1998, Mr. Kennedy was the President of the Bank's Macclenny branch. From October 1973 until
                              August  1996  he was  with  The  Citizens  Bank of
                              Macclenny, where he served as President beginning in January 1987. He is a member of the Board of Directors of Baker County Hospital Authority,
                              Baker  County  Council  on Aging and Baker  County
                              Tip-Off  Club.  He is also  Chairman  of the Baker
                              County  Education  Foundation and President of the
                              Girls Softball League of Baker County. Mr. Kennedy has 28 years of banking experience.


Suzanne M. Norris        37   Ms. Norris has served as Senior Vice President and
                              Senior Credit  Administrator since July, 1997. Ms.
                              Norris came to the Bank in September, 1996 and has 15 years of banking experience, working in various management and lending positions with NationsBank in St. Petersburg, Tampa and Lake City, including acting as commercial market manager/senior banking executive for Lake City and Gainesville from June, 1995 to September, 1996. Ms. Norris, a graduate of the University of Florida, has been active in the community, having served as the President of the

                              Lake City/Columbia County Chamber of Commerce. She currently serves on the Board of Trustees for Lake City Community College, the Board of Directors for the United Way of Suwannee Valley and Epiphany Catholic School and is a member of Altrusa.


                                     PART II


      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 15, 2001, there were 6,099,376 shares of Common Stock issued and outstanding, and 391,784 shares subject to currently exercisable options. On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. The Company contributed $10.0 million of the $11.4 million net proceeds from the offering to CNB National Bank in February 1999. There is no trading information for any prior years, since there was not an established market for the Company's common stock. See Table 12:"Selected Quarterly Data" in Management's Discussion and Analysis of Financial Condition for the quarterly market price for the last two fiscal years.

    Shareholders' equity at December 31, 2000 was $44.6 million, as compared to $43.1 million at December 31, 1999. On July 15, 1998, the Company declared a two-for-one stock split for shareholders of record on August 10, 1998, effective August 17, 1998.


    Company dividends for 1999 and 2000 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   CNB FLORIDA BANCSHARES INC. AND SUBSIDIARY
                             SELECTED FINANCIAL DATA

                                           2000           1999            1998           1997           1996
                                      -------------- --------------- -------------- -------------- --------------
(dollars in thousands except per share information.)
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Interest Income                       $   32,061    $    23,758     $    21,119    $    19,420    $    15,090
Interest Expense                         (14,736)        (9,052)         (9,417)        (8,663)        (6,612)
                                      ----------     ----------      ----------    -----------    -----------
Net Interest Income                       17,325         14,706          11,702         10,757          8,478
Provision for Loan Loss                   (1,350)        (1,160)           (710)          (440)          (335)
                                      ----------     ----------      ----------    -----------    -----------
Net Interest Income After
   Provision for Loan Losses              15,975         13,546          10,992         10,317          8,143
Non-Interest Income                        3,338          2,952           2,392          2,153          1,777
Non-Interest Expense                     (15,481)       (11,994)         (9,298)        (7,914)        (6,360)
                                      ----------     ----------      ----------    -----------    -----------
Income Before Taxes                        3,832          4,504           4,086          4,556          3,560
Income Taxes                              (1,325)        (1,563)         (1,407)        (1,581)        (1,247)
                                      ----------     ----------      ----------    -----------    -----------
Net Income                            $    2,507   $      2,941    $      2,679   $      2,975   $      2,313
                                      ==========     ==========      ==========    ===========    ===========
-------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE: (1)
Basic Earnings                        $     0.41    $      0.49     $      0.55    $      0.69    $      0.67
Diluted Earnings                            0.41           0.48            0.55           0.68           0.65
Book Value                                  7.32           7.04            6.36           5.98           5.08
Dividends                                   0.20           0.20            0.20           0.14           0.11
Actual Shares Outstanding              6,099,376      6,116,070       4,856,770      4,856,770      3,875,810
Basic Weighted Average Shares
  Outstanding                          6,095,471      5,995,474       4,856,770      4,327,534      3,478,248
Diluted Weighted Average Shares
  Outstanding                          6,134,270      6,069,737       4,897,922      4,406,616      3,547,390

-------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets                  0.62 %         0.91 %          0.93 %         1.14 %         1.14 %
Return on Average Shareholders' Equity    5.74 %         7.03 %          8.92 %        12.38 %        13.88 %
Dividend Payout                          48.78 %        40.82 %         36.36 %        20.29 %        16.54 %
Efficiency Ratio                         74.92 %        67.92 %         65.97 %        61.30 %        62.02 %
Total Risk-Based Capital Ratio           12.00 %        17.25 %         16.62 %        18.67 %        13.58 %
Average Shareholders' Equity to
   Average Assets                        10.82 %        13.01 %         10.43 %         9.22 %         8.24 %
Tier 1 Capital to Total Assets/
Leverage Ratio                            9.80 %        12.70 %          9.70 %        10.20 %         7.25 %

-------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT YEAR END:
Assets                                $  467,593    $   346,076     $   311,565    $   273,331    $   254,945
Gross Loans                              380,821        266,084         187,015        159,649        148,824
Deposits                                 367,686        288,203         265,109        231,444        226,824
Short-Term Borrowings                     51,142         12,063          12,570          9,157          3,766
Shareholders' Equity                      44,636         43,075          30,896         29,025         19,669

-------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Banking Locations                             12             12              11             11             10
Full-Time Equivalent Employees               212            183             149            144            134

-------------------------------------------------------------------------------------------------------------------

(1) Per share data reflects the two-for-one stock split effective August 17, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. This discussion should facilitate a better understanding of the major factors and trends which affect the Company's financial condition and earnings performance, and how the Company's performance during 2000 compares with prior years. Throughout this section, CNB Florida Bancshares, Inc. and its subsidiary, CNB National Bank are referred to as "CNB", "the Company".

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

         The Company is pleased with the progress made toward its strategic growth initiatives in 2000. Expansion activities are well underway in the Jacksonville and Gainesville markets with the opening of new locations in both markets during 2000 and a second Jacksonville branch (Mandarin) and a St. Augustine branch (US 1 and SR 312) scheduled to be opened in the first and second quarters of 2001, respectively. With the conversion to an improved data processing platform during the fourth quarter of 2000 and the move into the expanded Operations Center in the first half of 2001, operational support to our growth initiatives will become more customer focused and cost-efficient. Finally, the pending purchases of the Lake City and Live Oak banking offices of Republic Bank will reduce our current dependency on borrowed funds for liquidity, reduce our loan to deposit ratio and allow our loan growth momentum to continue with improved interest margins.

         The Company officially relocated its corporate offices to Jacksonville, Florida effective January, 2001. Operational headquarters for CNB National Bank continue to be located in Lake City.

Results of Operations

         For 2000, the Company's earnings were $2.5 million, or $0.41 per diluted share, compared to $2.9 million, or $0.48 per diluted share, and $2.7 million, or $0.55 per diluted share, in 1999 and 1998, respectively. The 2000 results continue to reflect the costs of the Company's expansion strategy in the Jacksonville and Gainesville markets and the building of related production and operating growth and expansion. The expansion into the new markets will increase the Company's asset base and allow more effective utilization of capital. CNB continues to focus its efforts on the people and operational platform necessary to deliver the relationship-driven community banking services that customers are seeking.

Net Interest Income/Margins

         Net interest income (interest income less interest expense) is a major component of the Company's net income, representing the earnings of CNB's primary business of gathering funds from deposit sources and investing those funds in loans and securities. The Company's main objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Operating results in 2000 reflected strong loan demand as the loan to deposit ratio grew to 104% at December 31, 2000 compared to 92% at the end of 1999. Table 1 presents a comparative earning asset composition as well as earning asset yields and interest bearing liability rates for 2000, 1999 and 1998. Table 1a shows the changes in net interest income by category due to shifts in volumes and rates for years presented.

         The loan growth in 2000 contributed to a 35% increase in interest income over 1999. Higher funding costs, reflecting the Company's reliance on short-term borrowings to meet loan demand, partially offset the positive impact of loan growth on net interest income. Net interest income for 2000 was $17.3 million, up $2.6 million, or 18%, with the increase attributable to loan growth. Increases in the level of short term borrowings, time, money market and interest-bearing demand deposits were the main contributors to the $70.0 million, or 30%, growth in average interest bearing liabilities.

         The 4.75% net interest margin achieved in 2000 is a 25-basis point decrease over the 5.00% reported for 1999. The net interest margin is defined as net interest income divided by average total earning assets and provides an indication of the efficiency of the earnings from balance sheet activities. An increase in 2000 of short term borrowings is the main contributing factor of the decrease in 2000. The net interest margin of 4.75% is a 32-basis point increase over the 4.43% reported in 1998.

          Table 1: "Average Balances - Yields and Rates", below, presents comparative earning asset composition as well as earning asset yields and interest bearing liabilities for 2000, 1999 and 1998. Table 1a: "Analysis of Changes in Interest Income and Expense" shows the changes in net interest income by category due to shifts in volumes and rates for years presented.

                                              Table 1: Average Balances - Yields and Rates

                                         December 31, 2000                 December 31, 1999                 December 31, 1998
                               --------------------------------    ---------------------------------- ------------------------------
                                            Interest                           Interest                           Interest
                                Average     Income or   Average     Average    Income or   Average     Average    Income or  Average
                                Balance     Expense     Rate        Balance    Expense     Rate        Balance    Expense    Rate
                                --------   ----------  --------    ---------  ----------  ----------  ---------   ---------  -------
                                                                               (dollars in thousands)
ASSETS:
   Federal Funds Sold        $    3,429    $    208     6.07%     $  13,285    $    643     4.84%     $  32,583   $  1,701    5.22%
   Investment Securities
     Available for Sale          33,314       2,110     6.33         45,082       2,671     5.92         47,675      2,869    6.01
   Investment Securities
    Held to Maturity              9,869         572     5.80          9,151         504     5.51          6,519        326    5.00
   Loans (1)                    317,491      29,112     9.17        215,861      19,412     8.99        171,048     15,877    9.28
   Interest Bearing Deposits        895          59     6.59         10,533         528     5.01          6,494        346    5.36
                                -------     -------    -----        -------     -------     ----        -------     ------    ----

TOTAL EARNING ASSETS            364,998      32,061     8.78        293,912      23,758     8.08        264,319     21,119    7.99
   All Other Assets              38,278                              27,543                              23,774
                                -------                             -------                             -------

TOTAL ASSETS                 $  403,276                           $ 321,455                           $ 288,093
                                =======                             =======                             =======

LIABILITIES AND
   SHAREHOLDERS' EQUITY:
   NOW & Money Markets       $  110,387    $  3,731     3.38 %    $  80,132    $  1,749     2.18 %   $   68,950   $  1,682   2.44%
   Savings                       17,095         238     1.39         17,445         245     1.40         16,379         312   1.90
   Time Deposits                151,674       9,019     5.95        131,548       6,731     5.12        129,157       7,057   5.46
   Federal Funds Purchased and
    Repurchase Agreements         9,565         572     5.98          6,947         327     4.71          7,233         359   4.96
   Short Term Borrowings         17,377       1,176     6.77              -           -        -              -           -      -
   Notes Payable & Debentures         -           -        -              -           -        -             85           7   8.00
                                -------     -------    -----        -------     -------     ----        -------     -------   ----
TOTAL INTEREST BEARING
   LIABILITIES                  306,098      14,736     4.81        236,072       9,052     3.83        221,804       9,417   4.25
   Demand Deposits               49,418                              40,761                              33,161
   Other Liabilities              4,117                               2,813                               3,086
   Shareholders' Equity          43,643                              41,809                              30,042
                                -------                             -------                             -------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY     $   403,276                           $ 321,455                           $ 288,093
                                =======                             =======                             =======

                                                        ----                               ----                               ----
INTEREST SPREAD (2)                                     3.97%                              4.25%                              3.74%
                                                        ====                               ====                               ====
                                            -------                             -------                             -------
NET INTEREST INCOME                        $ 17,325                            $ 14,706                           $  11,702
                                            =======                             =======                             =======

NET INTEREST MARGIN (3)                                 4.75%                              5.00%                              4.43%
                                                        ====                               ====                               ====

-------------------

(1) Interest income on average loans includes loan fee recognition of $969,000, $697,000 and $572,000 in 2000, 1999 and 1998 respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

                           Table 1a: Analysis of Changes in Interest Income and Expense

                                            NET CHANGE DECEMBER 31,                NET CHANGE DECEMBER 31,
                                            1999-2000 ATTRIBUTABLE TO:             1998-1999 ATTRIBUTABLE TO:
                                            ------------------------------         -----------------------------
                                                                     Net                                   Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                       (thousands)
INTEREST INCOME:
   Federal Funds Sold                       $   (477)   $     42   $  (435)      $   (1,007)    $  (51)   $ (1,058)
   Investment Securities Available for Sale     (697)        136      (561)            (158)       (40)       (198)
   Investment Securities Held to Maturity         40          28        68              132         46         178
   Loans                                       9,140         560     9,700            4,160       (625)      3,535
   Interest Bearing Deposits                    (483)         14      (469)             218        (36)        182
                                            ----------  ---------  ---------      ---------     --------   --------
      Total                                    7,523         780     8,303            3,345       (706)      2,639


INTEREST EXPENSE:
   NOW & Money Markets                           661       1,321     1,982              273       (206)         67
   Savings                                        (5)         (2)       (7)              20        (87)        (67)
   Time Deposits                               1,030       1,258     2,288              130       (456)       (326)
   Federal Funds Purchased and
     Repurchase Agreements                       124         121       245              (13)       (19)        (32)
   Short Term Borrowings                       1,176           -     1,176                -          -           -
   Notes Payable & Debentures                      -           -         -               (7)         -          (7)
                                            ---------   ---------  --------       ---------     --------   --------
      Total                                    2,986       2,698     5,684              403       (768)       (365)
                                            ---------   ---------  --------       ---------     --------   --------
         Net Interest Income                $  4,537    $ (1,918)  $ 2,619       $    2,942     $   62      $ 3,004
                                            =========   =========  =======        =========     ========   ========

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

Non-Interest Income

         Non-interest income totaled $3.3 million in 2000, an increase of 13% from the $3.0 million in 1999, which reflected a 23% increase from 1998. Service charges on deposit account increased $119,000 or 6% in 2000, compared with $311,000 or 17% in 1999. The main contributing factor for the increase in 1999 was an increase in service charge fees that went into effect March 1, 1999. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees and other miscellaneous fees, had an increase of $267,000 or 32% in 2000 and $249,000 or 43% in 1999. The increase in 2000 is mainly attributable to mortgage fees collected from the mortgage loans sold to secondary markets.

          Non-interest income as a percentage of average assets was 0.83% in 2000 compared to 0.92% and 0.83% in 1999 and 1998, respectively.

Non-Interest Expense

         Non-interest expense increased by $3.5 million, or 29%, for the year ended 2000, as compared to increases of $2.7 million, or 29%, and $1.4 million, or 18%, for 1999 and 1998, respectively. At the end of 2000, non-interest expenses as a percentage of average assets increased to 3.84%, as compared to 3.73% and 3.23% in 1999 and 1998, respectively. Non-interest expense for 2000 reflected the costs of the Company's expansion strategy in the Jacksonville and Gainesville markets and the building of related production and operating infrastructure, including people, facilities and an improved technology platform to support growth and expansion.

         Salaries and employee benefits for 2000 increased $2.1 million from 1999 compared to $1.6 million from 1998. The increase from 1999 to 2000 reflects the continued execution of management's strategy to expand CNB National Bank into new markets. The Company's banking subsidiary, CNB National Bank moved into its new Gainesville headquarters located in the Tower Hill area during the second quarter of 2000. During the 2000 third quarter the Bank opened its new Deerwood Park branch in Jacksonville. CNB National Bank also acquired locations in the Mandarin area of Jacksonville and St. Augustine for branch sites which will open in the first and second quarters of 2001, respectively. As a percentage of average total assets, salaries and employee benefits have increased to 2.11% in 2000 compared to 2.01% and 1.67% in 1999 and 1998, respectively.

         Occupancy expenses (including furniture, fixtures & equipment) increased to $2.2 million in 2000 compared to $1.8 million in 1999 and $1.6 million in 1998. The major factors affecting the increase in occupancy expenses relate to the start-up costs, increase in real estate taxes, utilities and depreciation on furniture and equipment for the new branches opened in Jacksonville and Gainesville in 2000. CNB continues to monitor and assess its building and equipment needs as it positions itself for future growth and expansion. In 2000, construction began on the renovation and expansion of its Operations Center, which will be completed in the first half of 2001. The Operations Center has been expanded to allow centralization of operational functions to accommodate the increased workload expected to accompany the accelerated growth of CNB National Bank.

         Other operating expenses at CNB increased 27% in 2000 compared to 1999 and 29% in 1999 compared to 1998. The increase in 2000 was attributable to: (1) an increase in postage and delivery expense of $83,000, primarily due to additional courier runs with the opening of the new branches; (2) an increase of $105,000 in supplies, with the major contributing factors being start-up cost at new branches and changes in proof documents due to the change in data processors; (3) an increase of $161,000 in communication costs due to expansion;
(4) an increase of $187,000 in marketing expense due to the Company's advertising and promotion expense in new markets and its present markets; and
(5) an increase of $160,000 in legal and professional costs. The main contributing factors in 1999 was an increase in postage and delivery due to additional courier runs, an increase in telephone expense, with much of the increase resulting from the installation of a bank-wide data network. Other contributing reasons were increases in legal and professional fees and marketing expense.

           The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)

                                                     Year Ended December 31,
                                                   2000         1999        1998
                                                  -----        -----       -----
      Data processing                        $      650    $     590    $    540
      Postage and delivery                          551          468         377
      Telephone                                     584          423         271
      Advertising and promotion                     541          354         239
      Legal and professional                        487          327         225
      Supplies                                      404          299         244
      Administrative                                196          182         123
      Amortization of intangible assets             179          179         190
      Loan expenses                                 194          165         133
      Regulatory fees                               149          143         134
      Other general operating                       174           52          17
      Insurance and bonding                          89           72          49
      Education expense                              62           53          44
      Director fees                                  72           57          36
      Dues and subscriptions                        103           78          43
      Other                                         287          281         222
                                                    ---          ---         ---
            Total other operating expenses   $    4,722    $   3,723    $  2,887
                                                  =====        =====       =====

Income Taxes

         The effective tax rate for the year ended December 31, 2000 was 34.6%, compared to 34.7% for 1999 and 34.4% for 1998. The consolidated provision for income taxes decreased to $1.3 million in 2000, compared to $1.6 million in 1999 and $1.4 million in 1998. Tax exempt investment income had a positive impact on the effective rate of 2.7%, 2.7% and 2.9% in 2000, 1999 and 1998, respectively.


Liquidity and Interest Rate Sensitivity

         Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off- balance sheet sources of and demands for funds on a daily and weekly basis. Average funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and securities available-for-sale) totaled $54.4 million and represented 16.5% of average total deposits during 2000, compared to $81.1 million and 30.0% for 1999.

         In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, lines for the purchase of federal funds by the Company from its principal correspondent banks. The Company is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. There was an outstanding balance of $4.6 million in federal funds purchased and a $30.0 million borrowing at Federal Home Loan Bank as of December 31, 2000.

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company.

         The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes and interest rates.

         Table 3, "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on December 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.


Table 3: Rate Sensitivity Analysis
 December 31, 2000

(Dollars in thousands)                                                                                       Fair
                               1 Year     2 Years    3 Years    4 Years    5 Years    Beyond     TOTAL      Value
                               ------     -------    -------    -------    -------    ------     -----      -----
INTEREST-EARNING ASSETS:

Loans
     Fixed Rate Loans         $ 22,827  $  27,712  $  25,630  $  25,531  $  25,705  $  66,125  $ 193,530  $ 193,362
       Average Interest Rate     9.03%      8.93%      8.94%      8.71%      9.08%      8.28%      8.71%

     Variable Rate Loans        57,223     14,479     10,864      4,029      8,134     92,562    187,291    187,291
       Average Interest Rate     9.70%      9.51%      9.58%      9.59%      9.42%      8.81%      9.22%

Investment Securities(1)
     Fixed Rate Investments      7,587         90          -     20,237          -      8,344     36,258     36,132
       Average Interest Rate     6.49%      4.10%                 6.01%                 6.15%      6.14%

     Variable Rate Investments       -          -          -          -          -      1,568      1,568      1,574
       Average Interest Rate                                                            6.86%      6.86%

Other Earning Assets(2)          3,052          -          -          -          -          -      3,052      3,119
       Average Interest Rate     6.77%                                                             6.77%
                               -------    -------    -------    -------    -------    -------    -------   --------

Total Interest-Earning Assets $ 90,689  $  42,281  $  36,494  $  49,797  $  33,839  $ 168,599  $ 421,699  $ 421,478
       Average Interest Rate     9.16%      9.12%      9.13%      7.68%      9.16%      8.45%      8.69%
                               =======    =======    =======    =======    =======    =======    =======   ========

INTEREST-BEARING LIABILITIES:

NOW                           $ 22,332  $       -  $       -  $       -  $       -  $  52,257  $  74,589  $  74,589
       Average Interest Rate     5.09%                                                  1.23%      2.39%

Money Market                    35,966          -          -          -          -      2,832     38,798     38,798
       Average Interest Rate     5.27%                                                  2.82%      5.09%

Savings                              -          -          -          -          -     16,478     16,478     16,478
       Average Interest Rate                                                            1.39%      1.39%

CD's $100,000 and Over          60,360      9,009        964          -          -          -     70,333     70,325
       Average Interest Rate     6.72%      7.35%      6.82%                                       6.80%

CD's Under $100,000             97,493     15,587      1,871        435         20          -    115,406    115,302
       Average Interest Rate     6.26%      6.61%      5.84%      5.58%      6.16%                 6.30%

Securities Sold Under
   Repurchase Agreements and
   Fed Funds Purchased          21,142          -          -          -          -          -     21,142     21,142
       Average Interest Rate     6.17%                                                             6.17%

Short Term Borrowings           30,000          -          -          -          -          -     30,000     30,000
       Average Interest Rate     6.79%                                                             6.79%
                                ------    -------    -------    -------    -------    --------   -------   --------

Total Interest-Bearing
      Liabilities            $ 267,293  $  24,596  $   2,835  $     435  $      20  $  71,567  $ 366,746  $ 366,634
       Average Interest Rate     6.19%      6.88%      6.17%      5.58%      6.16%      1.33%      5.29%
                               =======    =======    =======    =======    =======    =======    =======   ========

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized losses of $53,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

       Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 83.4% of total average deposits in 2000 and 84.9% in 1999. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. Table 4, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                December 31, 2000
                                                                Amount
                                                               ----------
                                                              (thousands)

                 Three Months or Less                         $ 15,498
                 Three Through Six Months                       16,087
                 Six Through Twelve Months                      28,775
                 Over Twelve Months                              9,973
                                                              ---------
                 Total                                        $ 70,333
                                                              =========

Lending Activities

         Lending activities are CNB's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. Average loans for year ended December 31, 2000 were $317.5 million, or 87% of average earning assets as compared to $215.9 million, or 73% of average earning assets for 1999.

         The commercial loan portfolio includes commercial, financial and agricultural loans as well as commercial real estate loans. As of December 31, 2000, the commercial loan portfolio comprised 51% of total loans compared to 51% and 46% in 1999 and 1998, respectively. During 2000 and 1999, commercial loans experienced their strongest growth in the Company's history. This growth was primarily centered in our expansion markets.

         During 2000, real estate mortgages experienced significant growth of $34.4 million or 40%. As of December 31, 2000, the real estate mortgage loan portfolio was 32% of total loans which was consistent with the 1999 ratio.

         The Company's loan to deposit ratio at December 31, 2000 was 104% compared to 92% at the end of 1999. Continued loan growth in 2000 contributed to a 35% increase in interest income for the year 2000 over the year 1999. Higher funding costs, reflecting the Company's reliance on short term borrowings to meet loan demand, partially offset the positive impact of loan growth on net interest income.

         As of December 31, 2000 the Company had total gross loans of $380.8 million, as compared to $266.1 million at December 31, 1999, an increase of $114.7 million or 43%. The composition of the Company's loan portfolio for the past five years is presented in Table 5.

                       Table 5: Loan Portfolio Composition

                                                                               As of December 31,
     Types of Loans                                         2000         1999         1998         1997         1996
     --------------                                     ------------ -----------  ------------ ------------ ------------
                                                                                     (thousands)
     Commercial, Financial and Agricultural             $   192,540  $   136,937  $    85,208  $    69,238  $    68,595
     Real Estate - Construction                              33,648       18,926        8,527        3,336        4,029
     Real Estate - Mortgage                                 120,663       86,275       72,357       68,561       56,787
     Installment and Consumer                                33,970       23,946       20,923       18,514       19,413
                                                         ----------   ----------   ----------   ----------   ----------

     Total Loans, Net of Unearned Discount                  380,821      266,084      187,015      159,649      148,824
     Less: Allowance for Loan Losses                        (3,670)      (2,671)      (1,875)      (1,495)      (1,396)
                                                         ----------   ----------   ----------   ----------   ----------
     Net Loans                                          $   377,151  $   263,413  $   185,140  $   158,154  $   147,428
                                                         ==========   ==========   ==========   ==========   ==========

         Table 6 sets forth the maturity distribution for selected components of the Company's loan portfolio as of December 31, 2000. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans

                                                               December 31, 2000

                                               0-12            1-5           Over 5
                                             Months           Years           Years            Total
                                            --------        ---------      ----------        ---------
                                                                   (thousands)
Commercial, Financial & Agricultural        $ 41,867        $ 82,022       $ 68,651          $ 192,540
Real Estate - Construction                    29,110           4,538              -             33,648
All Other Loans                                9,073          55,524         90,036            154,633
                                             -------         -------        -------            -------
Total                                       $ 80,050        $142,084       $158,687          $ 380,821
                                             =======         =======        =======            =======

Fixed Interest Rate                         $ 22,827        $104,578       $ 66,125          $ 193,530
Variable Interest Rate                      $ 57,223        $ 37,506       $ 92,562          $ 187,291

         Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. The Bank's three largest concentration categories are: Land Development, Commercial Real Estate and Professional.

Loan Quality

         Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased from $831,000 at December 31, 1999 to $1.5 million at December 31, 2000. Non-performing assets as a percentage of total assets increased to 0.32% in 2000 from 0.24% in 1999. The increase in non-performing assets is attributed to several loans in the process of collection and renewing that are past due over 90 days or more and still accruing.

         Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. Table 7 sets forth certain categories of risk elements on non-performing assets for the past five years.

                         Table 7: Non-Performing Assets

                                                                           December 31,
                                                 2000         1999         1998         1997          1996
                                             ------------ ------------ ------------ ------------  ------------
                                                                       (dollars in thousands)
Non-Accrual Loans                            $      579   $      549   $    1,393   $    1,045    $      87
Past Due Loans 90 Days or
    More and Still Accruing                         840          180           22          158          229
Other Real Estate Owned &
    Repossessions                                    56          102          613          320           88
                                                -------      -------      -------      -------      -------
         Total Non-Performing Assets         $   1, 475   $      831   $    2,028   $    1,523    $     404
                                                =======      =======      =======      =======      =======

Percent of Total Assets                           0.32%        0.24%        0.65%        0.56%        0.16%
                                                  =====        =====        =====        =====        =====

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


                                             Table 8: Allocation of Allowance for Loan Losses

                                                                        December 31,
                                         2000                  1999                  1998                1997                 1996
                            --------------------------------------------------------------------------------------------------------
                                        Percent               Percent               Percent             Percent              Percent
                                       of Loans               of Loans              of Loans            of Loans            of Loans
                                         in Each              in Each               in Each             in Each              in Each
                                       Category              Category               Category           Category             Category
                                        to Total             to Total               to Total           to Total             to Total
                              Amount     Loans      Amount     Loans     Amount      Loans     Amount    Loans     Amount    Loans
                             --------  ---------   --------  ---------  --------   ---------  -------- ---------  -------- ---------
                                                                           (dollars in thousands)
Commercial, Financial
   and Agricultural         $   2,607      50.5%  $   1,670     51.5%   $  1,061       45.6%  $    932    43.4%   $    821     46.1%
Real Estate - Construction         15       8.8%         12      7.1%          6        4.5%         9     2.1%          5      2.7%
Real Estate - Mortgage            293      31.7%        220     32.4%        127       38.7%       163    42.9%        154     38.2%
Consumer                          734       9.0%        769      9.0%        621       11.2%       391    11.6%        416     13.0%
Unallocated                        21         -           -        -          60          -          -       -           -        -
                                -----      -----     ------     -----    -------       -----   -------    -----     ------     -----
    Total                   $   3,670       100%  $   2,671      100%   $  1,875        100%  $  1,495     100%   $  1,396      100%
                                =====      =====     ======     =====    =======       =====   =======    =====     ======     =====



         The allowance for loan losses on December 31, 2000, was $3.7 million, or 0.96% of total loans outstanding, net of unearned income compared to $2.7 million or 1.00% at December 31, 1999. The increase in the allowance is a direct result of the loan growth experienced in 2000.

         Table 8 provides an allocation of the allowance for loan losses to specific loan categories for each of the past five years. Table 9: "Activity in Allowance for Loan Losses" indicates activity in the allowance for loan losses for the years 2000, 1999, 1998, 1997 and 1996.

                 Table 9: Activity in Allowance for Loan Losses

                                                  2000         1999         1998         1997         1996
                                            ------------- -------------- ----------- ------------ -------------
                                                                    (dollars in thousands)

  Balance at Beginning of Year              $     2,671   $     1,875  $     1,495  $     1,396  $       946
  Allowance Acquired by Merger                        -             -            -            -          370
  Loans Charged-Off:
     Commercial, Financial and Agricultural          75           312          123          160           79
     Real Estate, Mortgage                           40            13            3            -            1
     Consumer                                       409           309          296          248          203
                                                 ------        ------       ------       ------       ------
        Total Loans Charged-Off                    (524)         (634)        (422)        (408)        (283)
  Recoveries on Loans Previously Charged-Off:
     Commercial, Financial and Agricultural          32           188           41           24            7
     Real Estate Mortgage                            -              -            7            -            1
     Consumer                                       141            82           44           43           20
                                                 ------        ------       ------       ------       ------
        Total Loan Recoveries                       173           270           92           67           28
                                                 ------        ------       ------       ------       ------
                 Net Loans Charged-Off             (351)         (364)        (330)        (341)        (255)
                                                 ------        ------       ------       ------       ------

  Provision for Loan Losses
    Charged to Expense                            1,350         1,160          710          440          335
                                                 ------        ------       ------       ------       ------
  Ending Balance                            $     3,670   $     2,671  $     1,875  $     1,495  $     1,396
                                                 ======        ======       ======       ======       ======

  Total Loans Outstanding                   $   380,821   $   266,084  $   187,015  $   159,649  $   148,824
  Average Loans Outstanding                 $   317,491   $   215,861  $   171,048  $   155,168  $   117,450
  Allowance for Loan Losses
     to Loans Outstanding                         0.96%         1.00%        1.00%        0.94%        0.94%
  Net Charge-Offs to
     Average Loans Outstanding                    0.11%         0.17%        0.19%        0.22%        0.22%

Investment Portfolio

         The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $40.7 million for 2000, a decrease of 11% from $45.7 million in 1999.

         Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 82% of the total investment portfolio at December 31, 2000 had a value of $33.2 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At December 31, 2000, shareholders' equity included a net unrealized loss of $33,000, compared to a $537,000 unrealized loss at December 31, 1999.

         As a percent of total earning assets, the investment portfolio has decreased to a level of 10% at December 31, 2000 compared to 15% the for year ended 1999. The decrease in the size of the portfolio relative to total earning assets is directly related to the increase in loan growth.

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

          Table 10 sets forth the breakdown of investment securities by maturities and Table 10a displays the average yield by range of maturities.

          Table 10: Maturity Distribution of Investment Securities (1)
                                December 31, 2000

Dollars in Thousands                           Held to Maturity                       Available for Sale
-------------------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated              Amortized       Estimated
                                                Cost      Market Value                 Cost      Market Value

U.S. Treasury:
   One Year or Less                      $          -     $          -            $      7,494   $      7,515
   Over One Through Five Years                      -                -                       -              -
                                          -----------     ------------            ------------    -----------

Total U.S. Treasury                                 -                -                   7,494          7,515

 U.S. Government Agencies
 and Corporations:
   Over One Through Five Years                      -                -                  20,000         19,834
   Over Five Through Ten Years                  7,457            7,455                       -              -
                                          -----------     ------------            ------------    -----------
Total U.S. Government Agencies
  and Corporations                              7,457            7,455                  20,000         19,834

Obligations of State and Political
 Subdivisions:
   One Year or less                                 -                -                      90             90
   Over One through Five Years                      -                -                     327            327
   Over Ten Years                                   -                -                     608            630
                                          -----------     ------------            ------------    -----------
Total Obligations of State and
  Political Subdivisions                            -                -                   1,025          1,047

Mortgage-Backed Securities (2):
   One Year or Less                                 3                3                       -              -
   Over One Through Five Years                      -                -                       -              -
   Over Five Through Ten Years                      -                -                     524            524
   Over Ten Years                                   -                -                   1,322          1,326
                                         ------------     ------------             -----------    -----------
Total Mortgage-Backed Securities                    3                3                   1,846          1,850

Other Securities:
   Over Ten Years (3)                               -                -                   2,924          2,990
                                         ------------     ------------             -----------    -----------
Total Other Securities                              -                -                   2,924          2,990
                                         ------------     ------------             -----------    -----------
Total Securities                         $      7,460     $      7,458            $     33,289   $     33,236
                                         ============     ============             ===========    ===========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

            Table 10a: Weighted Average Yield by Range of Maturities

                                                        December 31,
                                                     2000             1999
                                                     ----             ----
One Year or Less                                     6.49%            5.81%
Over One through Five Years                          6.00             6.15
Over Five through Ten Years                          6.18             5.78
Over Ten Years(1)                                    6.45             5.65

(1) Represents adjustable rate, mortgage-backed securities which are repriceable within one year.

Capital Resources

         Shareholders' equity at December 31, 2000 was $44.6 million, as compared to $43.1 million at December 31, 1999. In 2000, the Board of Directors declared dividends totaling $0.20 per share, consistent with 1999. At December 31, 2000, the Company's common stock had a book value of $7.32 per share compared to $7.04 per share in 1999.

         On January 29, 1999 the Company began trading on the NASDAQ National Market under the symbol "CNBB" after issuing 1,250,000 shares of common stock in the initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million, which are being used to support expansion plans and for general corporate purposes.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

         Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

         At December 31, 2000, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 11.1%, 12.0% and 9.8%, respectively. Selected capital ratios at year end 2000 as compared to 1999 are shown in Table 11.

                            Table 11: Capital Ratios

                                                 December 31,           Well Capitalized    Regulatory
                                             2000             1999           Requirements    Minimums
                                         ----------       ----------         ------------    --------

Risk Based Capital Ratios:
     Tier 1 Capital Ratio                   11.1%             16.2%               6.0%         4.0%

     Total Capital to
       Risk-Weighted Assets                 12.0%             17.3%              10.0%         8.0%

Tier 1 Leverage Ratio                        9.8%             12.7%               5.0%         4.0%


Quarterly Financial Information

         Table 12 sets forth, for the periods indicated, certain consolidated 2000 and 1999 quarterly financial information of the Company. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period.

                        Table 12: Selected Quarterly Data

                                                        2000                                  1999
                                      ---------------------------------------- ---------------------------------------

(dollars in thousands, except per share data)
                                          4Q        3Q        2Q       1Q        4Q        3Q        2Q        1Q
-----------------------------------   ---------------------------------------- ---------------------------------------

Summary of Operations:
   Net interest income                $   4,562 $  4,358  $  4,311 $   4,094  $  3,998 $   3,774 $   3,589 $   3,345
   Provision for loan losses              (400)    (350)     (300)     (300)     (375)     (275)     (310)     (200)
                                        -------  -------   -------   -------   --------  -------   -------   -------
   Net interest income after
     provision for loan losses            4,162    4,008     4,011     3,794     3,623     3,499     3,279     3,145

    Other income                            939      848       780       771       783       739       743       687

   Other expenses                       (4,135)  (3,891)   (3,758)   (3,697)   (3,465)   (3,026)   (2,819)   (2,684)
                                        -------  -------   -------   -------   -------   -------   -------   -------
   Income before income tax expense         966      965     1,033       868       941     1,212     1,203     1,148
   Income tax expense                     (335)    (333)     (359)     (298)     (322)     (423)     (418)     (400)
                                        -------  -------   -------   -------   -------   -------   -------   -------
   Net income                         $     631 $    632  $    674 $     570  $    619 $     789 $     785 $     748
                                        =======  =======   =======   =======   =======   =======   =======   =======

Per Common Share:
   Basic earnings per common share    $    0.10 $   0.10  $   0.11 $    0.09 $    0.09 $    0.13 $    0.13 $    0.13
   Diluted earnings per common share       0.10     0.10      0.11      0.09      0.09      0.13      0.13      0.13
   Dividends Declared                      0.05     0.05      0.05      0.05      0.05      0.05      0.05      0.05
   Book Value                              7.32     7.23      7.13      7.09      7.04      7.05      6.99      6.99
   Market Price (1)
         High                              9.25     8.75      8.50      9.38     10.56     10.88     10.25     10.25
         Low                               7.25     7.13      7.13      7.25      9.00      8.75      9.66      8.00
         Close                             8.00     8.50      7.75      7.63      9.63     10.69     10.00      9.75

Balance Sheet Data:(end of quarter)
   Assets                             $ 467,593 $433,540  $398,489 $ 373,483 $ 346,076 $ 330,106 $ 314,816 $ 315,653
   Loans, net                           377,151  346,457   313,127   290,077   263,413   228,371   214,686   198,323
   Deposits                             367,686  339,497   329,304   322,472   288,203   274,456   263,408   262,895
   Shareholders' Equity                  44,636   44,042    43,566    43,306    43,075    43,075    42,715    42,691


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

         Financial  instruments  that have market risk are  included in Table 3:
"Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 would not necessarily be considered to apply at subsequent dates.


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

                          CNB Florida Bancshares, Inc.
                                 and Subsidiary
                        Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of CNB
Florida Bancshares, Inc. and Subsidiary:

We have audited the accompanying consolidated statement of financial condition of CNB FLORIDA BANCSHARES, INC. (a Florida corporation) AND SUBSIDIARY as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB Florida Bancshares, Inc.
and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP




Jacksonville, Florida
January 26, 2001



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                      December 31,

                                                                                    2000        1999
                                                                                ------------  ----------
                                                                                 (dollars in thousands)



                                            ASSETS
      Cash and due from banks                                                  $  20,769    $  17,235
      Interest-bearing deposits in other banks                                       129          285
                                                                                --------     --------
            Total cash and cash equivalents                                       20,898       17,520

      Investment securities available for sale                                    33,236       35,111
      Investment securities held to maturity                                       7,460       10,582
      Loans, net                                                                 377,151      263,413
      Premises and equipment, net                                                 22,433       14,395
      Other assets                                                                 6,415        5,055
                                                                                --------     --------
             Total assets                                                      $ 467,593    $ 346,076
                                                                                ========     ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
 Deposits:
   Non-interest bearing demand                                                 $  52,082    $  42,110
   Savings, NOW and money market                                                 129,865      112,103
   Time under $100,000                                                           115,406       89,141
   Time $100,000 and over                                                         70,333       44,849
                                                                                --------     --------
             Total deposits                                                      367,686      288,203

 Securities sold under repurchase agreements and federal funds purchased          21,142       12,063
 Short term borrowings                                                            30,000            -
 Other liabilities                                                                 4,129        2,735
                                                                                --------     --------
             Total liabilities                                                   422,957      303,001
                                                                                --------     --------
 COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)

 SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                 -           -

   Common stock, $.01 par value; 10,000,000 shares authorized,
      6,099,376 shares issued and outstanding for 2000 and
      6,116,070 shares issued and outstanding for 1999                                61           61
   Additional paid-in capital                                                     30,581       30,805
   Retained earnings                                                              14,027       12,746
   Accumulated other comprehensive (loss) income, net of taxes                       (33)        (537)
                                                                                --------      -------
             Total shareholders' equity                                           44,636       43,075
                                                                                --------      -------
             Total liabilities and shareholders' equity                         $467,593     $346,076
                                                                                ========      =======

   The accompanying notes are an integral part of these financial statements.

                                       32

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                                                                         Year Ended December 31,
                                                                                    2000         1999         1998
                                                                                ----------  ------------  ----------
                                                                                  (dollars and shares in thousands)

INTEREST INCOME
   Interest and fees on loans                                                     $29,112      $19,412      $15,877
   Interest on investment securities available for sale                             2,110        2,671        2,869
   Interest on investment securities held to maturity                                 572          504          326
   Interest on federal funds sold                                                     208          643        1,701
   Interest on interest-bearing deposits                                               59          528          346
                                                                                   ------       ------       ------
            Total interest income                                                  32,061       23,758       21,119
                                                                                   ------       ------       ------
INTEREST EXPENSE
   Interest on deposits                                                            12,988        8,725        9,051
   Interest on repurchase agreements and federal funds purchased                      572          327          359
   Interest on short term borrowings                                                1,176            -            -
   Interest on notes payable                                                            -            -            7
                                                                                   ------       ------       ------
            Total interest expense                                                 14,736        9,052        9,417
                                                                                   ------       ------       ------
NET INTEREST INCOME                                                                17,325       14,706       11,702

PROVISION FOR LOAN LOSS                                                             1,350        1,160          710
                                                                                   ------       ------       ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                  15,975       13,546       10,992
                                                                                   ------       ------       ------
NON-INTEREST INCOME
   Service charges                                                                  2,241        2,122        1,811
   Other fees and charges                                                           1,097          830          577
   Gain on sale of securities                                                           -            -            4
                                                                                   ------       ------       ------
            Total non-interest income                                               3,338        2,952        2,392
                                                                                   ------       ------       ------
NON-INTEREST EXPENSE
   Salaries and employee benefits                                                   8,539        6,461        4,819
   Occupancy and equipment expenses                                                 2,220        1,810        1,592
   Other operating expenses                                                         4,722        3,723        2,887
                                                                                   ------       ------       ------
            Total non-interest expense                                             15,481       11,994        9,298
                                                                                   ------       ------       ------
INCOME BEFORE INCOME TAXES                                                          3,832        4,504        4,086

INCOME TAXES                                                                        1,325        1,563        1,407
                                                                                   ------       ------       ------
NET INCOME                                                                        $ 2,507     $  2,941     $  2,679
                                                                                   ======       ======       ======
EARNINGS PER SHARE
   Basic earnings per share                                                       $  0.41     $   0.49     $   0.55
                                                                                   ======       ======       ======

   Basic weighted  average shares outstanding                                       6,095        5,995        4,857
                                                                                   ======       ======       ======

   Diluted earnings per share                                                     $  0.41     $   0.48     $   0.55
                                                                                   ======       ======       ======

   Diluted weighted average shares outstanding                                      6,134        6,070        4,898
                                                                                   ======       ======       ======

   The accompanying notes are an integral part of these financial statements.


                                            CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                         Accumulated
                                                                                                           Other
(dollars and shares in thousands)                        Common Stock      Additional                  Comprehensive      Total
                                                       -----------------    Paid-In      Retained      Income (Loss),  Shareholders'
                                                       Shares      Value    Capital       Earnings      Net of Taxes      Equity
                                                       ======      =====   ==========    =========     ==============   =========

BALANCE, December 31, 1997                              4,856   $    49   $   19,465    $    9,256      $      255      $ 29,025

Comprehensive income:
  Net income                                                                                 2,679
  Change in unrealized gain on investment
       securities available for sale, net of taxes                                                                163
  Total comprehensive income                                                                                               2,842
Cash dividends                                                                                (971)                         (971)
                                                       -------     -----     --------     --------           ------      -------
BALANCE, December 31, 1998                               4,856        49      19,465        10,964             418        30,896


Comprehensive income:
  Net income                                                                                 2,941
  Change in unrealized gain on investment
      securities available for sale, net of taxes                                                             (955)
  Total comprehensive income                                                                                               1,986
Cash dividends                                                                              (1,159)                       (1,159)
Issuance of common stock, net of offering cost           1,250        12      11,356                                      11,368
Exercise of stock options                                    2                     9                                           9
Repurchase of common stock                                 (10)                  (96)                                        (96)
Issuance of restricted stock                                18                    71                                          71
                                                       -------     -----     --------     ---------          ------     --------
BALANCE, December 31, 1999                               6,116        61       30,805       12,746            (537)       43,075


Comprehensive income:
  Net income                                                                                 2,507
  Change in unrealized gain on investment
      securities available for sale, net of taxes                                                              504
  Total comprehensive income                                                                                               3,011
Cash dividends                                                                              (1,226)                       (1,226)
Exercise of stock options                                   33                    113                                        113
Repurchase of common stock                                 (50)                  (395)                                      (395)
Issuance of restricted stock                                                       58                                         58
                                                       -------    ------     --------     ---------         ------     ---------
BALANCE, DECEMBER 31,2000                                6,099   $    61    $  30,581    $  14,027       $    (33)    $   44,636
                                                       =======    ======     ========     =========         ======     =========



   The accompanying notes are an integral part of these financial statements.


                                            CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                                                CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                                           Year Ended December 31,
                                                                                        2000         1999         1998
                                                                                       ------       ------       ------
                                                                                            (dollars in thousands)


  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $   2,507    $   2,941   $    2,679
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                1,176          971          894
           Provision for loan losses                                                    1,350        1,160          710
           Investment securities amortization (accretion), net                             13         (278)          54
           Non-cash compensation                                                           58           71            -
           Deferred income tax benefit                                                   (370)        (242)         (14)
           Changes in assets and liabilities:
              Other assets                                                             (1,469)          82         (515)
              Other liabilities                                                         1,394         (255)         735
                                                                                       ------       ------        -----
                Net cash provided by operating activities                               4,659        4,450        4,543
                                                                                       ------       ------        -----
  CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                                                           (115,088)     (79,433)     (27,696)
     Purchases of investment securities available for sale                             (1,068)     (20,413)     (28,908)
     Purchases of investment securities held to maturity                                    -       (8,754)           -
     Proceeds from called investment securities available for sale                        472        3,000            -
     Proceeds from called investment securities held to maturity                        1,245            -            -
     Proceeds from maturities of investment securities available for sale               3,287       40,442       22,654
     Proceeds from maturities of investment securities held to maturity                 1,852        1,064        5,121
     Purchases of premises and equipment                                               (9,035)      (4,432)      (1,341)
                                                                                      -------       ------       ------
                Net cash used in investing activities                                (118,335)     (68,526)     (30,170)
                                                                                      -------       ------       ------
  CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          79,483       23,094       33,665
     Net increase (decrease) in securities sold under repurchase agreements
          and federal funds purchased                                                   9,079         (507)       3,413
     Short-term borrowings                                                             30,000            -            -
     Repayment of note payable                                                              -            -       (1,450)
     Cash dividends                                                                    (1,226)      (1,159)        (971)
     Issuance of common stock                                                               -       11,368            -
     Repurchase of common stock                                                          (395)         (96)           -
     Exercise of stock options                                                            113            9            -
                                                                                      -------       ------       ------
                Net cash provided by financing activities                             117,054       32,709       34,657
                                                                                      -------       ------       ------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,378      (31,367)       9,030

  CASH AND CASH EQUIVALENTS, beginning of year                                         17,520       48,887       39,857
                                                                                      -------       ------       ------
  CASH AND CASH EQUIVALENTS, end of year                                             $ 20,898    $  17,520     $ 48,887
                                                                                      =======       ======       ======
   The accompanying notes are an integral part of these financial statements.


                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization and Nature of Operations

      CNB Florida Bancshares, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly owned banking subsidiary, CNB National Bank (the "Bank"), which is chartered as a national bank. The Bank is a member of the Federal Reserve System and conducts business from 12 banking offices in north Florida.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates in Preparation of Consolidated Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Investment Securities

               Available for Sale

               Securities available for sale represent investment securities which are used for asset/liability, liquidity, and other funds management purposes which may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. These securities are recorded at fair value, with unrealized gain and losses, net of deferred income taxes, recorded in the accumulated other comprehensive (loss) income component of shareholders' equity.

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

      Loans, Loan Fees and Interest Income

      Loans are stated at the amount of unpaid principal, reduced by an allowance for loan loss. Interest on substantially all loans other than certain installment loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding. Interest on some installment loans is recognized using the rule-of-78s method, the results of which are not materially different than the interest method.

      Loan fees, net of loan origination costs, are deferred and amortized as yield adjustments over the respective loan terms using a method which does not differ significantly from the interest method. For 2000, 1999 and 1998, loan fees included in interest and fees on loans amounted to approximately $969,000, $697,000 and $572,000, respectively.

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

      Intangibles

      The Company has intangible assets with carrying amounts of approximately $1,033,000 and $1,187,000 at December 31, 2000 and 1999, respectively.
      Intangible assets consist of core deposits and goodwill. Core deposit intangibles are being amortized over a 10-year period using the straight-line method. Goodwill is being amortized over a 15-year period on a straight-line method. Amortization of intangible assets was approximately $179,000, $179,000 and $190,000 for 2000, 1999 and 1998,
      respectively.

      Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

      Income Taxes

      The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      The Company and the Bank file consolidated federal and state income tax returns. Under a tax-sharing arrangement, income tax charges or credits are generally allocated to the Company and the Bank on the basis of their respective taxable income or loss that is included in the consolidated income tax return, as determined by the separate return method.

      Earnings Per Share

      Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding in the years ended December 31, 2000, 1999 and 1998.

      Supplemental Cash Flow Information

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $13,330,000, $9,206,000 and $9,049,000 during 2000, 1999 and 1998, respectively, and cash paid for income taxes was approximately $1,759,000, $1,720,000 and $1,384,000 during 2000, 1999 and 1998, respectively.

         Accounting Pronouncements

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material impact on reported results of operations of the Company.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended. The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The statement is effective for fiscal years beginning after June 15, 2000. The adoption of this standard did not have a material impact on reported results of operations of the Company.

  3.  INVESTMENT SECURITIES

      Amortized cost and estimated fair value of investment securities available for sale at December 31, 2000 and 1999 are as follows (in thousands):

2000                                    U.S.          U.S.          State,       Mortgage-
                                      Treasury     Government     County, and     Backed
                                     Securities     Agencies       Municipal    Securities     Other        Total
                                     ----------    ----------     -----------   ----------     -----        -----
Amortized cost                       $    7,494   $    20,000     $    1,025    $  1,846      $  2,924    $  33,289
Gross unrealized:
   Gains                                     21          -                22           4            66          113
   Losses                                   -            (166)           -           -             -           (166)
                                        -------       --------        ------      ------        ------      -------
Estimated fair value                 $    7,515   $    19,834     $    1,047    $  1,850      $  2,990    $  33,236
                                        =======       ========        ======      ======        ======      =======

1999                                    U.S.          U.S.          State,       Mortgage-
                                      Treasury     Government     County, and     Backed
                                     Securities     Agencies       Municipal    Securities     Other        Total
                                     ----------    ----------     -----------   ----------     -----        -----
Amortized cost                       $    9,980   $    20,000     $    1,583    $  2,550     $   1,855    $  35,968
Gross unrealized:
   Gains                                     34          -              -              3            52           89
   Losses                                  -             (938)            (8)       -             -            (946)
                                        -------        ------          -----       ------        ------      ------
Estimated fair value                 $   10,014   $    19,062     $    1,575    $  2,553     $   1,907    $  35,111
                                        =======        ======          =====       ======        ======      ======

      Amortized cost and estimated fair value of investment securities held to maturity at December 31, 2000 and 1999 are as follows (in thousands):

2000                                         U.S.        Mortgage-
                                         Government      Backed
                                          Agencies      Securities        Total
                                         ----------     ----------       ------

Amortized cost                          $     7,457   $           3 $    7,460
Gross unrealized:
    Gains                                         -             -            -
    Losses                                       (2)            -           (2)
                                           --------       ---------   --------
Estimated fair value                    $     7,455   $           3 $    7,458
                                           ========       =========   ========

1999                                         U.S.        Mortgage-
                                          Government     Backed
                                           Agencies     Securities        Total
                                          ----------    ----------    ---------

Amortized cost                          $     8,721   $       1,861 $   10,582
Gross unrealized:
    Gains                                         -            -             -
    Losses                                     (589)            (76)      (665)
                                            -------       ---------   --------
Estimated fair value                    $     8,132   $       1,785 $    9,917
                                            =======       =========   ========

Interest income earned on tax-exempt securities in 2000, 1999 and 1998 was approximately $52,000, $87,000 and $83,000, respectively. Dividends of approximately $146,000, $113,000 and $93,000 on stock of the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 2000, 1999 and 1998, respectively.

The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below (in thousands):


                                                         Investment Securities         Investment Securities
                                                          Available for Sale             Held to Maturity
                                                      -----------------------------------------------------------
                                                        Amortized      Estimated       Amortized     Estimated
                                                          Cost         Fair Value        Cost        Fair Value
                                                      -------------  -------------   ------------  --------------
Due in:
   One year or less                                   $     7,584     $     7,605    $        -      $        -
   After one through five years                            20,327          20,161             -               -
   After five through ten                                       -               -         7,457           7,455
   Over ten years                                             608             630             -               -
   Mortgage-backed securities and others                    4,770           4,840             3               3
                                                        ---------       ---------      --------       ---------
                                                      $    33,289     $    33,236    $    7,460      $    7,458
                                                        =========       =========      ========       =========

At December 31, 2000, U. S. Treasury and Government agency securities with an amortized cost of approximately $25,896,000 and an estimated fair value of approximately $25,834,000 were pledged to secure public funds, treasury tax and loan deposits, and repurchase agreements.

4.    LOANS, ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS

      Loans at December 31, 2000 and 1999 were comprised of the following (in thousands):

                                                            2000        1999
                                                        -----------  -----------

      Commercial, financial, and agricultural           $  192,540   $  136,937
      Real estate - construction                            33,648       18,926
      Real estate - mortgage                               120,663       86,275
      Installment and consumer lines                        33,970       23,946
                                                         ---------     ---------
         Total loans, net of unearned discount             380,821      266,084
      Less allowance for loan losses                        (3,670)      (2,671)
                                                         ---------     --------
         Net loans                                       $ 377,151   $  263,413
                                                         =========     ========

      Activity in the allowance for loan losses account was as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000          1999          1998
                                             ------        ------       -------
              Balance beginning of year      $  2,671     $ 1,875       $ 1,495
                Provision                       1,350       1,160           710
                Charge-offs                      (524)       (634)         (422)
                Recoveries                        173         270            92
                                              -------      -------       -------
              Balance at end of year          $ 3,670      $ 2,671       $ 1,875
                                              =======      =======       =======

      Nonaccrual loans totaled approximately $579,000 and $549,000 at December 31, 2000 and 1999, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $25,000, $23,000 and $56,000, in 2000, 1999 and 1998, respectively. In addition to nonaccrual loans, nonperforming assets include other real estate owned related to property acquired by foreclosure in settlement of debt. Other real estate owned was approximately $19,000 and $88,000 at December 31, 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated statement of financial condition.

      The Company  recognizes  income on impaired  loans  primarily  on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. Impaired loan information for the year ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                         2000              1999          1998
                                         ----              ----          ----

Impaired loans with an allowance    $    1,041        $       686   $    1,744
                                      --------           --------     --------
         Total impaired loans       $    1,041        $       686   $    1,744
                                      ========           ========     ========

Allowance for impaired loans        $      213        $       159   $      408
                                      ========           ========     ========

Interest income recognized on
impaired loans during the year      $       40        $        21   $       93
                                      ========           ========     ========


      The average balance of impaired loans during 2000, 1999 and 1998 approximated $1.2 million.

5.  PREMISES AND EQUIPMENT

      Premises and equipment were comprised of the following components at December 31 (in thousands):

                                                2000            1999
                                            ----------      ----------

  Buildings and improvements               $   15,731      $    8,757
  Equipment and furnishings                     6,974           5,382
  Land                                          4,738           3,904
  Construction in progress                      1,421           1,813
                                              -------        --------
                                               28,864          19,856
  Less accumulated depreciation                (6,431)         (5,461)
                                              -------        --------
                                           $   22,433      $   14,395
                                              =======        ========

      Depreciation was approximately $997,000, $792,000 and $704,000 for 2000, 1999 and 1998, respectively.

6.  TIME DEPOSITS

         At December 31, 2000, the scheduled maturities of time certificates of deposit are as follows (in thousands):

                     2001                              $157,853
                     2002                                24,596
                     2003                                 2,835
                     2004                                   435
                     2005 and thereafter                     20
                                                       --------
                                                       $185,739
                                                       ========

7.   REPURCHASE AGREEMENTS AND SHORT TERM BORROWINGS

     The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. The daily average balance of these agreements during 2000, 1999, and 1998 was approximately $7,666,000, $6,854,000 and $7,233,000, respectively. Interest expense in
     2000,  1999 and 1998 was  approximately  $447,000,  $322,000 and  $359,000, respectively, resulting in an average rate paid of 5.83% in 2000, 4.70% in 1999 and 4.97% in 1998. The highest amount outstanding during 2000, 1999 and 1998 was approximately $16,542,000, $10,700,000 and $12,570,000, respectively.

     During 2000 the Bank received funding from Federal Home Loan Bank advances and at December 31, 2000 had a balance in the amount of $30,000,000. The advances are collateralized by its residential mortgage portfolio and the average rate paid in 2000 on the Federal Home Loan Bank advances was 6.77%. Interest expense paid in 2000 on Federal Home Loan Bank advances was approximately $1,176,000. The highest amount outstanding during 2000 was the advance of $30,000,000 at December 31, 2000.

8.   OTHER OPERATING  EXPENSES

     Components of other operating expenses are as follows for the years ended December 31, 2000, 1999 and 1998 (in thousands):


                                                     2000        1999       1998
                                                    -----       -----      -----

           Data processing                       $    650    $    590    $   540
           Postage and delivery                       551         468        377
           Advertising and promotion                  541         354        239
           Supplies                                   404         299        244
           Amortization of intangible assets          179         179        190
           Telephone                                  584         423        271
           Legal and professional                     487         327        225
           Loan expense                               194         165        133
           Regulatory fees                            149         143        134
           Administrative                             196         182        123
           Other general operating                    174          52         17
           Insurance and bonding                       89          72         49
           Education expense                           62          53         44
           Directors fees                              72          57         36
           Dues and subscriptions                     103          78         43
           Other                                      287         281        222
                                                    -----       -----      -----
                                                 $  4,722   $   3,723   $  2,887
                                                    =====       =====      =====

9.    INCOME TAXES

      The income tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of the following components (in thousands):


                                               2000           1999        1998
                                               ----           ----        ----
           Current:
              Federal                       $   1,432     $   1,598    $  1,365
              State                               263           207          56
                                                -----         -----       -----
                        Total               $   1,695     $   1,805    $  1,421
                                                =====         =====       =====
           Deferred:
              Federal                       $    (315)    $    (244)   $   (147)
              State                               (55)            2         133
                                                -----         -----       -----
                        Total               $    (370)    $    (242)   $    (14)
                                                =====         =====       =====

           Total:
              Federal                       $   1,117     $   1,354    $  1,218
              State                               208           209         189
                                                -----         -----       -----
                        Total               $   1,325     $   1,563    $  1,407
                                                =====         =====       =====


     Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                            2000         1999
                                                            ----         ----
           Deferred tax liabilities:
              Property and equipment                       $ (697)     $ (650)
              Unearned loan fees                              (78)        (81)
              Other items                                     (32)          -
                                                            -----       -----
                                                             (807)       (731)
                                                            -----       -----
           Deferred tax assets:
              Loan loss provisions                          1,191         858
              Unrealized loss on investment
                securities available for sale                  20         320
              Intangible assets                               125         105
              Other items                                       -          39
                                                            -----       -----
                                                            1,336       1,322
                                                            -----       -----
           Net deferred tax asset (liability)             $   529     $   591
                                                            =====       =====

     The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2000, 1999 and 1998:

                                                   2000        1999       1998
                                                  ------      ------     ------

          Statutory rates                          34.0%       34.0%      34.0%
          Increase (decrease) resulting from:
             Effect of tax-exempt income           (2.7)       (2.7)      (2.9)
             State income taxes, net                2.5         2.5        2.6
             Nondeductible expenses                 0.8         0.9        0.7
                                                   -----       -----      -----
                                                   34.6%       34.7%      34.4%
                                                   =====       =====      =====

10.  COMPREHENSIVE INCOME

     The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available-for-sale, net of income taxes.

     Comprehensive income for 2000, 1999 and 1998 is calculated as follows (in thousands):

                                                                            2000          1999          1998
                                                                           ------        ------        ------

    Unrealized gains (loss) recognized in other comprehensive
       income (net):
           Before tax                                                 $      804     $   (1,523)      $   258
           Income tax expense                                                300           (568)           95
                                                                           -----        -------         -----
           Net of tax                                                 $      504     $     (955)      $   163
                                                                           =====        =======         =====
    Amounts reported in net income:
       Gain on sale of securities                                     $        -     $       -        $     4
       Net amortization (accretion)                                           13           (278)           54
                                                                           -----        -------         -----
       Reclassification adjustment                                            13           (278)           58
       Income tax expense                                                     (5)            96           (20)
                                                                           -----        -------         -----
       Reclassification adjustment, net of tax                        $        8     $     (182)      $    38
                                                                           =====        =======         =====
    Amounts reported in other comprehensive income:
       Unrealized gains (loss) arising during period, net of tax      $      512     $   (1,137)      $   201
       Reclassification adjustment, net of tax                                (8)           182           (38)
                                                                           -----        -------         -----
       Unrealized gains (loss) recognized in other comprehensive
          income (net)                                                       504           (955)          163
       Net income                                                          2,507          2,941         2,679
                                                                           -----        -------         -----
                 Total comprehensive income                          $     3,011     $    1,986       $ 2,842
                                                                           =====        =======         =====

11.   LOANS TO RELATED PARTIES

      Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted to (or in some cases, guaranteed loans by) the Bank. An analysis of such activities follows (in thousands):

                                                         2000           1999
                                                       --------      ---------

               Balance, January 1                     $   3,685     $   3,306
                  New loans and advances                  3,179         1,646
                  Repayments (excluding renewals)        (2,021)       (1,267)
                                                       --------      --------
               Balance, December 31                   $   4,843     $   3,685
                                                       ========      ========



      The loans analyzed above were made in the normal course of business at prevailing interest rates and terms.

12.   DIVIDEND RESTRICTIONS

      The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 2000, the Bank had approximately $2,426,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

13.   EQUITY

      Dividends Declared

      The Company declared cash dividends of $.20 per share in 2000, 1999 and 1998.

      Common Stock

      During February 1999, the Company sold 1,250,000 shares of common stock resulting in proceeds of approximately $11.4 million, net of underwriting discount and expenses.

14.   STOCK BASED COMPENSATION

      Stock Options

      The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The terms of the Performance-Based Incentive Plan ("the Plan"), which were approved by shareholders at the annual meeting in April 1998, allow for a maximum grant of 540,000 shares. Prior to the approval of the Plan, there were issued and outstanding options totaling 166,766 of which 33,306 were exercised in 2000. There are 32,400 shares remaining to be issued under the Plan as of December 31, 2000. Generally, the options granted under the Plan become exercisable over a three to four year period following the year of grant, and expire ten years after the date of the grant. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

      Options outstanding and the activity for December 31, 2000, 1999 and 1998 are presented below:

                                                 2000                        1999                       1998
                                       ------------------------   -------------------------   ------------------------

                                                   Weighted-                   Weighted-                   Weighted-
                                                    Average                     Average                     Average
                                       Shares     Grant Price     Shares      Grant Price     Shares      Grant Price
                                       --------   -------------   ---------   -------------   -------    -------------
Employee stock option plans:
       Outstanding at beginning of  year  552,566        $7.63       359,766         $6.26       166,766         $4.32
             Options granted              102,500         8.64       214,600          9.92       193,000          7.93
             Options exercised             33,306         3.41         1,800          5.00             -             -
             Options forfeited                  -            -        20,000          8.00             -             -
                                        ---------       ------       -------        ------       -------         -----
       Outstanding at end of year         621,760        $7.58       552,566         $7.63       359,766         $6.26
                                        =========       ======       =======        ======       =======         =====

       Options exercisable at year-end    391,784        $7.40       258,466         $5.90       184,500         $4.98
                                        =========       ======       =======        ======       =======         =====
    Weighted-average fair value of
       options granted during the year      $2.86                      $2.59                       $1.98
                                        =========                    =======                     =======

      The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation." If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 2000, 1999 and 1998, over the vesting life of the options, pro forma net income would be as indicated below (dollars in thousands, except per share data):

                                                   As Reported                           Pro Forma
                                       -----------------------------------   -----------------------------------
                                        2000         1999         1998         2000         1999         1998
                                       --------   ---------    ---------     --------     --------     ---------
      Net income                         $2,507       $2,941       $2,679      $2,407       $2,658       $ 2,634
      Basic earnings per common share    $ 0.41       $ 0.49       $ 0.55      $ 0.39       $ 0.44       $ 0.54
      Diluted earnings per common share  $ 0.41       $ 0.48       $ 0.55      $ 0.39       $ 0.44       $ 0.54



      In determining the pro forma disclosures above, the fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted-average grant date fair values of the options granted during 2000, 1999 and 1998 were based on the following assumptions:


                                                          Risk-Free                           Dividend
                                                        Interest Rates                          Yield
                                                  ------------------------------      -----------------------------
                                                   2000        1999        1998        2000       1999        1998
                                                  ------      ------       ------     -------     ------      -----
Performance-Based Incentive and other
   stock option plans                              6.52%       5.89%        4.62%      2.50%      2.03%       2.50%


                                                        Expected Lives                         Volatility
                                                  ------------------------------     ------------------------------
                                                   2000        1999        1998       2000        1999        1998
                                                  ------      ------      ------     ------      ------      ------
Performance-Based Incentive and other
   stock option plans                              6 years     6 years   6 years       0.30%       0.20%      0.25%


      Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 2000, 1999 and 1998 may not be indicative of future amounts.

     The following table summarizes information about stock options outstanding at December 31, 2000.


                                      Outstanding                         Exercisable
                      -------------------------------------------    ---------------------------
                                                        Average                        Average
      Exercise                           Average        Exercise                      Exercise
    Price Range           Shares          Life           Price          Shares          Price
------------------    ------------     ----------     -----------    -----------   -------------
$3.06-$3.64               21,920           1.95        $  3.43           21,920      $  3.43
$4.00-$4.68               67,108           4.82           4.14           67,108         4.14
$5.00-$8.00              254,732           7.86           7.69          194,682         7.63
$9.00-$10.25             278,000           8.30           9.74          108,074         9.80
                         -------           ----           ----          -------         ----
       Total             621,760           7.52        $  8.07          391,784      $  7.40
                         =======           ====           ====          =======         ====




       Restricted Stock

       The Company awarded 17,500 shares of restricted stock under the Performance-Based Incentive Plan (6,875 shares vested in 2000 and 6,250 shares vested in 1999). The weighted average price of restricted stock vested during 2000 and 1999 was $8.64 and $8.00, respectively.

15.   EMPLOYEE BENEFITS

      The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan. Contributions and administrative expenses related to the plan totaled approximately $214,000, $100,000 and $99,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Health and Welfare Plan

      The Company also provides health care, dental care, disability and life insurance benefits to all employees. Total cost related to these benefits for 2000, 1999 and 1998 were approximately $561,000, $453,000 and
      $354,000, respectively.

16.   CAPITAL

      The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

      The following table summarizes the actual and required capital levels and ratios for the Company and the Bank at December 31, 2000 and 1999.


                                                                        Adequately               Well
                                                    Actual              Capitalized           Capitalized
                                                    Amount     Ratio      Amount      Ratio     Amount      Ratio
                                                   -------    ------   ------------  -------  ------------  -----
As of December 31, 2000:
     Total capital (to risk-weighted assets):
         Consolidated                              $47,306     12.0%   $31,559        8.0%   $39,448       10.0%
         Bank                                       37,959      9.9%    30,838        8.0%    38,548       10.0%
     Tier I capital (to risk-weighted assets):
         Consolidated                               43,636     11.1%    15,779        4.0%    23,669        6.0%
         Bank                                       34,289      8.9%    15,419        4.0%    23,129        6.0%
     Tier I capital (to average assets):
         Consolidated                               43,636      9.8%    17,862        4.0%    22,328        5.0%
         Bank                                       34,289      7.8%    17,500        4.0%    21,875        5.0%
As of December 31, 1999:
     Total capital (to risk-weighted assets):
         Consolidated                               45,096     17.3%     20,942       8.0%    26,178       10.0%
         Bank                                       36,797     14.0%     21,018       8.0%    26,273       10.0%
     Tier I capital (to risk-weighted assets):
         Consolidated                               42,425     16.2%     10,471       4.0%    15,707        6.0%
         Bank                                       34,126     13.0%     10,509       4.0%    15,764        6.0%
     Tier I capital (to average assets):
         Consolidated                               42,425     12.7%     13,363       4.0%    16,704        5.0%
         Bank                                       34,126     10.3%     13,219       4.0%    16,523        5.0%

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

      Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $77,000,000 and $52,000,000 at December 31, 2000 and 1999, respectively.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $6,760,000 and $4,156,000 of standby letters of credit outstanding at December 31, 2000 and 1999, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

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

      Federal  Reserve  Requirement

      The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2000 and 1999 was approximately $8.8 million and $6.8 million, respectively.

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


18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include cash and due from banks, interest-bearing deposits with other banks, federal funds sold, federal funds purchased, securities sold under repurchase agreements and other short term borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

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

               Commitments to Extend Credit and Standby Letters of Credit

               The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 2000 and 1999.

      The Company's financial instruments which have estimated fair values differing from their respective carrying values are presented as follows at December 31, 2000 and 1999 (in thousands):


                                                                 2000                          1999
                                                    -----------------------------  ----------------------------
                                                       Carrying        Estimated       Carrying       Estimated
                                                        Amount        Fair Value        Amount       Fair Value
                                                    ------------   --------------  --------------   -----------
   Financial assets:
      Investment securities held to maturity       $    7,460      $    7,458      $  10,582        $    9,917
      Net loans                                    $  377,151      $  376,983      $ 263,413        $  261,910
   Financial liabilities:
      Time deposits                                $  185,739      $  185,627      $ 133,990        $  134,046


         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such financial instruments at December 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 would not necessarily be indicative of fair values at future dates.

19.     BRANCH ACQUISITIONS

        In December 2000, the Bank entered into a definitive agreement to acquire two branch offices in existing markets from Republic Bank. Under terms of the agreement, the Bank will purchase the banking facilities, acquire approximately $12 million in consumer and residential loans and assume approximately $65 million in deposits. Existing Republic Bank employees of the branches will be offered employment with the Bank. The transaction is anticipated to close in May 2001, pending receipt of regulatory approval.

20.   CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                     Assets


                                                          2000          1999
                                                    --------------  ------------
                                                         (dollars in thousands)


 Cash and cash equivalents                             $    372        $  4,187
 Investment in CNB National Bank                         35,153          34,670
 Building and improvements                                8,800           3,790
 Other assets                                               339             428
                                                        -------         -------
              Total assets                             $ 44,664        $ 43,075
                                                        =======         =======

                      Liabilities and Shareholders' Equity


 Liabilities
    Other liabilities                                  $      28       $      -
                                                         -------        -------
              Total liabilities                               28              -
                                                         -------        -------
 Shareholders' equity
    Common stock                                              61             61
    Additional paid-in capital                            30,581         30,805
    Retained earnings                                     14,027         12,746
    Accumulated other comprehensive (loss) income,
                  net of taxes                               (33)          (537)
                                                         -------        -------
              Total shareholders' equity                  44,636         43,075
                                                         -------        -------
              Total liabilities and shareholders'
                  equity                               $  44,664       $ 43,075
                                                         =======        =======



                               Statement of Income

                                                                          December 31,
                                                               2000          1999          1998
                                                           -----------   -----------  -----------
                                                                   (dollars in thousands)


Dividend income                                           $2,755            $1,679        $1,853
Interest income                                               71               298           328
Interest expense                                               -                 -            (7)
                                                          ------            ------        ------
Net interest and dividend income                           2,826             1,977         2,174
Noninterest income, net                                        2                 -             -
Noninterest expense, net                                    (451)           (1,016)         (110)
Realized losses on available for sale securities             (50)                -             -
                                                          ------            ------        ------
Income before income taxes and equity in undistributed net
    income of subsidiary                                   2,327               961         2,064
Income tax benefit (provision)                               160               268           (79)
                                                          ------            ------        ------

Income before equity in undistributed
    net income of subsidiary                               2,487             1,229         1,985
Equity in undistributed net income of subsidiary              20             1,712           694
                                                          ------            ------        ------
Net income                                                $2,507            $2,941        $2,679
                                                          ======            ======        ======






                             Statement of Cash Flows
                                                                                       December 31,
                                                                             2000          1999          1998
                                                                           ---------    ---------     ---------
                                                                                 (dollars in thousands)



Cash flows from operating activities:
  Net income                                                                 $2,507         $2,941       $2,679
  Ajustments to reconcile net income to net cash (used in)
       provided by operating activities:
               Undistributed earnings of subsidiary                             (20)        (1,712)        (694)
               Depreciation                                                      41              -            -
               Non-cash compensation                                             58             71            -
               Unrealized gain on available for sale securities                 (17)             -            -
               Changes in assets and liabilities:
                   Other assets                                                 204         (1,891)        (135)
                   Other liabilities                                             28            (10)           -
                                                                             ------         ------        -----
                       Net cash (used in) provided by operating
                         activities                                           2,801           (601)       1,850
                                                                             ------         ------        -----
Cash flows from investing activities:
  Cash paid related to investment in subsidiary                                   -        (10,000)           -
  Cash paid related to land purchase                                              -         (1,339)        (677)
  Purchases - buildings and improvements                                     (5,010)             -            -
  Purchase of available for sale securities                                     (98)             -            -
                                                                              -----         ------       ------
Cash flows from financing activities:
  Payments on notes payable                                                       -              -       (1,450)
  Cash dividends                                                             (1,226)        (1,159)        (971)
  Proceeds from issuance of common stock                                        113         11,377            -
  Payment to repurchase common stock                                           (395)           (96)           -
                                                                              -----         ------        -----
                       Net cash provided by (used in)financing activities    (1,508)        10,122       (2,421)
                                                                              -----         ------        -----
Net (decrease) increase in cash and cash equivalents                         (3,815)        (1,818)      (1,248)
Cash and cash equivalents, beginning of year                                  4,187          6,005        7,253
                                                                              -----         ------       ------
Cash and cash equivalents, end of year                                      $   372        $ 4,187      $ 6,005
                                                                              =====         ======       ======



           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE.

None


                                    PART III

    Except for the information relating to the Company's executive officers and its key employees, the material required by items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2001.

EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits.3(i)        Articles   of   Incorporation   (Incorporated   by
                              reference   to  Exhibit   3.3  to  the   Company's
                              Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8,1994).

                  3(ii) By-laws (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8, 1994).

                  10(i) Bennett Brown Employment Agreement (Incorporated by reference to Exhibit 10 of the Company's June 30, 1999 10-Q filed on August 16, 1999).

                  10(ii) K. C. Trowell Employment Agreement (Incorporated by reference to Exhibit 10 (i) to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-2 filed as of January 26,
                              1999).

                  10(iii) G. Thomas Frankland Employment Agreement (Incorporated by reference to Exhibit 10 (ii) to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form S-2 filed as of January 26, 1999).

                  10(iv) 1998 Performance-Based Incentive Plan (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed December 7, 1998).

                  21          Subsidiaries of the Registrant.

                  23 Consent of Arthur Andersen, LLP, independent certified public accountants .

                  27          Financial Data Schedule.

Report of Form 8-K:
------------------

         The Company did not file a form 8-K during the last quarter of 2000.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CNB Florida Bancshares, Inc.
                                           -------------------------------------
                                                            (Registrant)

                                  By:      /s/ G. Thomas Frankland
                                           -------------------------------------
                                           G. Thomas Frankland
                                           Executive Vice President
                                            and Chief Financial Officer

                                  Date:    March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               Signature              Title                           Date
            ---------------         ----------                    ------------

       /s/ Thomas R. Andrews        Director                      March 28, 2001
 -------------------------------
 Thomas R. Andrews

       /s/ Audrey S. Bullard        Director                      March 28, 2001
 -------------------------------
 Audrey S. Bullard

       /s/ Raymon J. Land           Director                      March 28, 2001
 -------------------------------
 Raymon J. Land

       /s/ Marvin H. Pritchett      Director                      March 28, 2001
 -------------------------------
 Marvin H. Pritchett

       /s/ William J. Streicher     Director                      March 28, 2001
 -------------------------------
 William J. Streicher

       /s/ Halcyon E. Skinner       Director                      March 28, 2001
 -------------------------------
 Halcyon E. Skinner

       /s/ K. C. Trowell            Chairman, CEO & Director      March 28, 2001
 -------------------------------
 K. C. Trowell

       /s/ G. Thomas Frankland      Executive Vice President      March 28, 2001
 -------------------------------    and Chief Financial Officer
 G. Thomas Frankland                (Principal Financial Officer


       /s/ Martha S. Tucker         Controller                    March 28, 2001
 -------------------------------    (Principal Accounting Officer)
 Martha S. Tucker