Form 10-Q
period 2001-03-31
CNB FLORIDA BANCSHARES INC
filed 2001-05-15
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X        QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
--- EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended March 31, 2001
          --------------
                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           FLORIDA                                              59-2958616
---------------------------------                            -------------------
 (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 9715 Gate Parkway North
 Jacksonville, Florida                                             32246
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


 Registrant's telephone number, including area code: (904) 997-8484








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of April 30, 2001 was 6,099,376 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.           Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition ........................3
         Consolidated Statement of Income .....................................4
         Consolidated Statement of Cash Flows .................................5
         Notes to Consolidated Financial Statements ...........................6
         Selected Financial Data ..............................................8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview .............................................................9
         Results of Operations ................................................9
         Liquidity and Interest Rate Sensitivity..............................13
         Earning Assets ......................................................15
         Funding Sources .....................................................20
         Capital Resources....................................................20

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk.. 21

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...........................................22

         Item 2.  Changes in Securities.......................................22

         Item 3.  Defaults Upon Senior Securities.............................22

         Item 4   Submission of Matters to a Vote of Security Holders.........22

         Item 5.  Other Information...........................................22

         Item 6.  Exhibits and Reports on Form 8-K ...........................22

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                   --------          -----------
                                                            ASSETS                        (thousands)

Cash and cash equivalents:

    Cash and due from banks                                                      $  20,855          $  20,769
    Federal funds sold                                                                 500                  -
    Interest bearing deposits in other banks                                            30                129
                                                                                 ---------          ---------
      Total cash and cash equivalents                                               21,385             20,898
Investment securities available for sale                                            33,717             33,236
Investment securities held to maturity                                               7,046              7,460
Loans:
    Commercial, financial and agricultural                                         207,868            192,540
    Real estate - mortgage                                                         129,655            120,663
    Real estate - construction                                                      41,591             33,648
    Installment and consumer                                                        35,811             33,970
                                                                                 ---------          ---------
      Total loans, net of unearned income                                          414,925            380,821
Less: Allowance for loan losses                                                     (3,978)            (3,670)
                                                                                 ---------          ---------
      Net loans                                                                    410,947            377,151

Premises and equipment, net                                                         23,106             22,433
Other assets                                                                         6,128              6,415
                                                                                 ---------          ---------
           TOTAL ASSETS                                                          $ 502,329          $ 467,593
                                                                                 =========          =========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                                  $  59,411          $  52,082
    Savings, NOW and Money Market                                                  142,442            129,865
    Time (under $100,000)                                                          120,751            115,406
    Time ($100,000 and over)                                                        77,424             70,333
                                                                                 ---------          ---------
      Total deposits                                                               400,028            367,686

Securities sold under repurchase agreements
    and federal funds purchased                                                     12,091             21,142
Short term borrowings                                                               40,000             30,000
Other liabilities                                                                    4,902              4,129
                                                                                 ---------          ---------
      Total liabilities                                                            457,021            422,957
                                                                                 ---------          ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                      -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,099,376 shares issued and outstanding at March 31, 2001
    and December 31, 2000                                                               61                 61
Additional paid-in capital                                                          30,591             30,581
Retained earnings                                                                   14,332             14,027
Accumulated other comprehensive income, net of tax                                     324                (33)
                                                                                 ---------          ---------
      Total shareholders' equity                                                    45,308             44,636
                                                                                 ---------          ---------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                           $ 502,329          $ 467,593
                                                                                 =========          =========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                              2001                    2000
                                                                              ----                    ----
                                                                                      (thousands)
Interest Income
  Interest and fees on loans                                            $    8,907              $    6,179
  Interest on investment securities held to maturity                           111                     148
  Interest on investment securities available for sale                         519                     536
  Interest on federal funds sold                                                15                      76
  Interest on interest bearing deposits                                          3                       6
                                                                        ----------              ----------
    Total interest income                                                    9,555                   6,945

Interest Expense
  Interest on deposits                                                       4,130                   2,774
  Interest on repurchases and federal funds purchased                          186                      77
  Interest on short-term borrowings                                            537                       -
                                                                        ----------              ----------
    Total interest expense                                                   4,853                   2,851
                                                                        ----------              ----------
        Net interest income                                                  4,702                   4,094

Provision for Loan Losses                                                      400                     300
                                                                        ----------              ----------
  Net interest income after provision for loan losses                        4,302                   3,794

Non-interest Income
  Service charges                                                              564                     515
  Other fees and charges                                                       455                     256
                                                                        ----------              ----------
    Total non-interest income                                                1,019                     771
                                                                        ----------              ----------

Non-interest Expense
  Salaries and employee benefits                                             2,413                   2,054
  Occupancy and equipment expenses                                             657                     500
  Other operating expenses                                                   1,318                   1,143
                                                                        ----------              ----------
    Total non-interest expense                                               4,388                   3,697
                                                                        ----------              ----------

Income before income taxes                                                     933                     868
    Provision for income taxes                                                 323                     298
                                                                        ----------              ----------

NET INCOME                                                              $      610              $      570
                                                                        ==========              ==========


Earnings Per Share (Note 3):

    Basic earnings per share                                            $     0.10              $     0.09
                                                                        ==========              ==========
    Weighted average shares outstanding                                  6,099,376               6,107,357
                                                                        ==========              ==========

    Diluted earnings per share                                          $     0.10              $     0.09
                                                                        ==========              ==========
    Diluted weighted average shares outstanding                          6,200,423               6,168,143
                                                                        ==========              ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      2001                    2000
                                                                      ----                    ----
                                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $    610             $    570
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                        406                  273
     Provision for loan loss                                              400                  300
     Investment securities (accretion) amortization, net                   (1)                  10
     Non-cash compensation                                                 10                   15
     Changes in assets and liabilities:
      Other assets                                                         30                   45
      Other liabilities                                                   773                 (135)
                                                                     --------             --------

      Net cash provided by operating activities                         2,228                1,078
                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                 (10,026)                 -
Purchases of investment securities held to maturity                       -                    -
Proceeds from maturities of securities available for sale                 116                1,287
Proceeds from maturities of securities held to maturity                     2                  151
Proceeds from called securities available for sale                     10,000                  472
Proceeds from called securities held to maturity                          410                  -
Net increase in loans                                                 (34,196)             (24,028)
Purchases of premises and equipment, net                               (1,033)              (1,915)
                                                                     --------             --------

      Net cash used in investing activities                           (34,727)             (24,033)
                                                                     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                                                   32,342               34,269
Securities sold under repurchase agreements
 and federal funds purchased                                           (9,051)              (6,958)
Short-term borrowings                                                  10,000                  -
Cash dividends paid                                                      (305)                (306)
Repurchase of common stock                                                -                   (125)
Exercise of options                                                       -                     30
                                                                     --------             --------

      Net cash provided by financing activities                        32,986               26,910
                                                                     --------             --------

Increase (decrease) in cash and cash equivalents                          487                3,955

Cash and cash equivalents at beginning of period                       20,898               17,520
                                                                     --------             --------

Cash and cash equivalents at end of period                           $ 21,385             $ 21,475
                                                                     ========             ========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                  $  4,402             $  2,608
                                                                     ========             ========

      Taxes paid                                                     $    -               $    593
                                                                     ========             ========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3. Earnings Per Share
Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended March 31, 2001 and 2000.

Note 4. Branch Acquisitions
In December 2000, the Bank entered into a definitive agreement to acquire two branch offices in existing markets from Republic Bank and regulatory approval was received in April, 2001. Under terms of the agreement, the Bank will purchase the banking facilities, acquire approximately $12 million in consumer and residential loans and assume approximately $65 million in deposits. Existing Republic employees of the branches will be offered employment with the Bank. The transaction closed on May 11, 2001.

Note 5. Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for March 31, 2001 and 2000.

                                                              Three Months Ended March 31,
                                                              2001                      2000
                                                              ----                      ----

Net Income                                                   $ 610                     $ 570
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities:
     Unrealized Gains (Losses) on Securities
     Arising During the Period                                 289                        53
  Less: Reclassification Adjustment                             (1)                        6
                                                             -----                     -----
Total Unrealized Gains (Losses), Net of Tax
  Recognized in Other Comprehensive Income                     290                        47
                                                             -----                     -----
Comprehensive Income, Net of Tax                             $ 900                     $ 617
                                                             =====                     =====

Note 6. Subsequent Event
In April, 2001, the Company entered into a 364 day, $10 million line of credit with a Bank. The contractual agreement provides for interest at 90 day LIBOR plus 145 basis points and is collateralized by the Company's investment in CNB National Bank, the Company's banking subsidiary.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                                                    March 31,
                                                                            2001                2000
Dollars in thousands except per share information.                          ----                ----
-------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income                                                 $     9,555         $     6,945
Total interest expense                                                     (4,853)             (2,851)
                                                                      -----------         -----------
Net interest income                                                         4,702               4,094
Provision for loan losses                                                    (400)               (300)
                                                                      -----------         -----------
Net interest income after
      provision for loan losses                                             4,302               3,794
Non-interest income                                                         1,019                 771
Non-interest expense                                                       (4,388)             (3,697)
                                                                      -----------         -----------
Income before taxes                                                           933                 868
Income taxes                                                                 (323)               (298)
                                                                      -----------         -----------
Net income                                                            $       610         $       570
                                                                      ===========         ===========

-------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Basic earnings                                                       $       0.10         $      0.09
Diluted earnings                                                             0.10                0.09
Book value                                                                   7.43                7.09
Dividends                                                                    0.05                0.05
Actual shares outstanding                                               6,099,376           6,107,070
Weighted average shares outstanding                                     6,099,376           6,107,357
Diluted weighted average shares outstanding                             6,200,423           6,168,143

-------------------------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on average assets                                                     0.51%               0.63%
Return on average shareholders' equity                                       5.50                5.31
Dividend payout                                                             50.00               55.56
Efficiency ratio                                                            76.70               75.99
Total risk-based capital ratio                                              11.13               15.96
Average shareholders' equity to
  average assets                                                             9.31               11.92
Tier 1 leverage                                                              9.12               11.82

-------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                $   502,329         $   373,483
Loans                                                                     414,925             290,077
Deposits                                                                  400,028             322,472
Shareholders' equity                                                       45,308              43,306

-------------------------------------------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. ("the Company") for the three months ended March 31, 2001 and 2000. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank, ("the Bank") included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2000. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to change in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the Jacksonville and Gainesville markets, competitive factors, general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new loan and deposit relationships. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended March 31, 2001 were $610,000 or $0.10 per diluted share. This compares to $570,000 or $0.09 per diluted share for the same period in 2000. These results reflected growth in net interest income and in non-interest income. Non-interest expenses continue to reflect the Company's strategy to expand the CNB franchise into new markets.

Net Interest Income

     Net interest income is a major component of the Company's net income and is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income was $4.7 million for the first quarter of 2001, an increase of $608,000, or 14.9%, from the first quarter of 2000. This increase was the result of a 43% growth in the loan portfolio and the related increase in interest income from loans of $2.7 million, or 44%. Total average earning assets increased by $110.5 million, or 33.6% to $439.2 million in 2001, compared to $328.7 million in 2000.

     The 4.34% net interest margin achieved in 2001 is a 67-basis point decrease over the 5.01% reported for the same period in 2000. The decrease reflects a 70% increase in interest expense while interest income increased 38% for the 2001 quarter over comparable 2000 amounts. The increased interest expense reflects the Company's reliance on higher cost deposits and short-term borrowings to meet loan demand and mitigated the positive impact of loan growth on net interest income. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 2001 and 2000. Table 1a: "Analysis of Changes in Interest Income and Expense" indicates that the change in interest income was due mainly to volume increases in the loan portfolio and the increase in interest expense was the volume and rate on time deposits and the increased volume in short-term borrowings.

                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                                     March 31, 2001                                   March 31, 2000
                                        ------------------------------------------       ---------------------------------------
                                                        Interest                                      Interest
                                        Average         Income or          Average       Average      Income or          Average
                                        Balance         Expense             Rate         Balance      Expense              Rate
                                        -------         ---------          -------       -------      ---------          -------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $  1,239         $     15          4.91%         $  5,449    $        76            5.61%
  Investment securities
    available for sale                   33,277              519          6.33            33,954            536            6.35
  Investment securities
    held to maturity                      7,366              111          6.11            10,521            148            5.66
  Loans (1)                             397,185            8,907          9.09           278,512          6,179            8.92
  Interest bearing deposits                 182                3          6.68               294              6            8.20
                                        -------          -------       -------           -------        -------         -------

TOTAL EARNING ASSETS                    439,249            9,555          8.82           328,730          6,945            8.50
  All other assets                       44,202                                           33,284
                                        -------                                          -------

TOTAL ASSETS                           $483,451                                         $362,014
                                       ========                                         ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $119,003         $    961          3.28%         $103,595    $       801            3.11%
  Savings                                16,743               57          1.38            17,461             60            1.38
  Time deposits                         192,755            3,112          6.55           143,051          1,913            5.38
  Federal funds purchased and
    repurchase agreements                13,727              186          5.50             6,079             77            5.09
  Short term borrowings                  37,833              537          5.76                 -              -               -
                                        -------          -------       -------           -------        -------         -------
TOTAL INTEREST BEARING
  LIABILITIES                           380,061            4,853          5.18           270,186          2,851            4.24
  Demand deposits                        53,446                                           45,354
  Other liabilities                       4,946                                            3,326
  Shareholders' equity                   44,998                                           43,148
                                        -------                                          -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $483,451                                         $362,014
                                       ========                                         ========

                                                                         ------                                            -----
INTEREST SPREAD (2)                                                       3.64%                                            4.26%
                                                                         ======                                            =====
                                                        --------                                       --------
NET INTEREST INCOME                                     $  4,702                                       $  4,094
                                                        ========                                       ========

NET INTEREST MARGIN (3)                                                   4.34%                                            5.01%
                                                                         ======                                           ======
--------------------------------

(1) Interest income on average loans includes loan fee recognition of $321,000 and $201,000 in 2001 and 2000, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                                                  NET CHANGE MARCH 31,                   NET CHANGE MARCH 31,
                                                                2000-2001 ATTRIBUTABLE TO:             1999-2000 ATTRIBUTABLE TO:
                                                                -------------------------              -------------------------
                                                                                         Net                                Net
                                                            Volume (1)    Rate (2)     Change     Volume (1)   Rate (2)    Change
                                                            ---------     --------     ------     ----------   --------    ------
                                                                       (thousands)
INTEREST INCOME:
   Federal funds sold                                      $   (58)     $    (3)     $   (61)     $  (194)     $    15   $  (179)
   Investment securities available for sale                    (11)          (6)         (17)        (292)          72      (220)
   Investment securities held to maturity                      (44)           7          (37)          88           13       101
   Loans                                                     2,611          117        2,728        1,945         (164)    1,781
   Interest bearing deposits                                    (2)          (1)          (3)        (127)           4      (123)
                                                            -------     -------      -------      -------      -------   -------
      Total                                                  2,496          114        2,610        1,420          (60)    1,360
                                                            -------     -------      -------      -------      -------   -------


INTEREST EXPENSE:
   NOW and money markets                                       118           42          160          135          287       422
   Savings                                                      (2)          (1)          (3)           2           (5)       (3)
   Time deposits                                               659          540        1,199          131           53       184
   Federal funds purchased and
     repurchase agreements                                     104            5          109          (11)          19         8
   Short term borrowings                                       537            -          537            -            -         -
                                                           -------      -------      -------      -------      -------   -------
      Total                                                  1,416          586        2,002          257          354       611
                                                           -------      -------      -------      -------      -------   -------
         Net interest income                               $ 1,080      $  (472)     $   608      $ 1,163      $  (414)  $   749
                                                           =======      =======      =======      =======      =======   =======

----------------------------

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

Non-Interest Income

     Non-interest income increased 32% to $1.0 million for the 2001 first quarter from $771,000 for the comparable 2000 quarter. Service charges on deposit accounts increased $49,000 or 10% in March 2001, compared to the same period in 2000. Service charge revenues are dependent on the number of accounts, primarily transaction accounts and the level of activity subject to service charges. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees and other miscellaneous fees, had an increase of $199,000 or 78% in March 2001 compared to March 2000. The increase was primarily attributed to mortgage fees collected from the mortgage loans sold to secondary markets.

     Non-interest income as a percentage of average assets was 0.85% for the first 2001 quarter which was consistent with the first quarter of 2000.

Non-Interest Expense

     Non-interest expense increased in the first quarter of 2001 by 19% to $4.4 million compared to $3.7 million for the first quarter of 2000. Salaries expense increased $359,000 or 17%, over the first quarter of 2000 reflecting the continued execution of management's strategy to expand CNB National Bank into new markets. Full-time equivalent employees increased by 29 from the first quarter of 2000 to the first quarter of 2001.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased $157,000, or 31%. This increase is primarily attributable to the increased costs resulting from the opening of the Mandarin branch in Jacksonville during the 2001 first quarter and the relocation during 2000 into new facilities for CNB in Jacksonville and Gainesville.

     Other operating expenses increased $175,000, or 15%, in 2001 compared to 2000. The most significant increase was a full quarter operating from our new data processing platform conversion in late 2000. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                                    Three Months Ended March 31,
                                                     2001                   2000
                                                     ----                   ----
                                                             (thousands)

Data processing                                    $  264                $  161
Advertising and promotion                             160                   161
Postage and delivery                                  143                   136
Telephone                                             111                   134
Legal and professional                                104                   102
Supplies                                              134                    90
Loan expenses                                          65                    66
Administrative                                         61                    64
Amortization of intangible assets                      45                    45
Regulatory fees                                        43                    35
Insurance and bonding                                  39                    20
Education expense                                      16                    17
Directors fees                                         22                    20
Dues and subscriptions                                 21                    25
Other general operating                                10                    33
Other                                                  80                    34
                                                   ------                ------
Total other operating expenses                     $1,318                $1,143
                                                   ======                ======



Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying rate to such interim pre-tax income. The Company's estimated tax rate for the first quarter of 2001 is 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. Average funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $54.0 million and represented 14.1% of average total deposits during the first quarter of 2001, compared to $54.5 million and 17.6% for 2000. Average loans were 104% and 90% of average deposits for the three month period ended March 31, 2001 and 2000, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, lines for the purchase of federal funds by the Company from its principal correspondent banks. The Company is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. There was an outstanding balance of $40.0 million at Federal Home Loan Bank as of March 31, 2001.

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

     Table 3 , "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on March 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

                       Table 3: Rate Sensitivity Analysis
                                 March 31, 2001


(dollars in thousands)                                                                                                       Fair
                                      1 Year     2 Years      3 Years       4 Years     5 Years      Beyond     TOTAL      Value
                                      ------     -------      -------       -------     -------      ------     -----      -----
INTEREST-EARNING ASSETS:

Loans
     Fixed rate loans              $  22,663    $ 28,422    $  29,441    $   28,538    $ 23,705    $ 68,734    $201,503   $201,698
       Average interest rate            8.99%       9.01%        8.96%         8.69%       9.24%       8.54%       8.82%

     Variable rate loans              45,711      26,017       22,226        11,253      13,369      94,846     213,422    213,422
       Average interest rate            8.38%       8.46%        8.54%         8.57%       8.49%       8.42%       8.44%

Investment securities (1)
     Fixed rate investments           17,617           90      10,000           237       7,045         830      35,819     36,215
       Average interest rate            5.16%        4.10%       6.05%         4.52%       6.15%       5.41%       5.60%

     Variable rate investments            --           --          --           --          --        1,508       1,508      1,522
       Average interest rate                                                                           7.05%       7.05%

Federal funds sold                       500           --          --           --          --          --          500        500
       Average interest rate            5.13%                                                                      5.13%

Other earning assets (2)               2,953           --          --           --          --          --        2,953      3,056
       Average interest rate            6.79%                                                                      6.79%
                                   ----------   ----------   ----------  ----------    ----------  ----------  ---------- ----------

Total interest-earning assets      $  89,444    $  54,529    $  61,667   $   40,028    $ 44,119    $165,918    $455,705   $456,413
       Average interest rate            7.83%        8.80%        8.34%        8.63%       8.52%       8.44%       8.37%
                                   ==========   ==========   ==========  ==========    ==========  ==========  ========== ==========


INTEREST-BEARING LIABILITIES:

NOW                                $  22,168    $      --    $     --    $      --     $    --     $ 59,201    $ 81,369   $ 81,369
       Average interest rate            4.04%                                                          1.01        1.84%

Money market                          41,447           --          --            --         --        2,358      43,805     43,805
       Average interest rate            4.09%                                                          2.17%       3.99%

Savings                                   --           --          --            --         --       17,268      17,268     17,268
       Average interest rate                                                                           1.39%       1.39%

CD's $100,000 and over                 69,572       6,880          972           --         --          --       77,424     76,927
       Average interest rate            6.63%        6.57%        6.40%                                            6.62%

CD's under $100,000                  106,176       11,951        1,997          510         117         --      120,751    120,083
       Average interest rate            6.15%        6.22%        5.69%        5.41%       6.10%                   6.15%

Securities sold under
   repurchase agreements               12,091          --          --            --         --          --       12,091     12,091
       Average interest rate            4.70%                                                                      4.70%

Short term borrowings                 40,000           --          --            --         --          --       40,000     40,000
       Average interest rate            5.50%                                                                      5.50%
                                   ----------   ----------   ----------  ----------    ----------  ----------  ---------- ----------

Total interest-bearing liabilities $ 291,454    $  18,831    $   2,969   $      510    $    117    $ 78,827    $392,708   $391,543
       Average interest rate            5.66%        6.35%        5.92%        5.41%       6.10%       1.22%       4.80%
                                   ==========   ==========   ==========  ==========    ==========  ==========  ========== ==========
----------------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $513,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 80.6% of total deposits in the first quarter of 2001 and 80.9% for the period ended December 31, 2000. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                 March 31, 2001
                             (dollars in thousands)
                                                                    Amount
                                                                    ------
             Three months or less                                 $ 17,452
             Three through six months                               16,667
             Six through twelve months                              35,453
             Over twelve months                                      7,852
                                                                  --------
             Total                                                $ 77,424
                                                                  ========



EARNING ASSETS

Loans

     During the first quarter of 2001, average loans were $397.2 million and were 104% of average deposits, compared to $278.5 million and 90% for 2000. Total loans have increased by $34.0 million, or 9.0%, since December 31, 2000. Loan growth has occurred in all of the portfolios, with the most significant increase in Commercial, financial and agricultural loans. Average loans as a percent of average earning assets increased to 90% for the first quarter of 2001, compared to 85% for the first quarter of 2000. The following table compares the composition of the Company's loan portfolio as of March 31, 2001, to December 31, 2000.


                       Table 5: Loan Portfolio Composition
                                                      March 31,     December 31,
         Types of Loans                                2001             2000
                                                      --------      ------------
                                                           (thousands)
         Commercial, financial and agricultural    $    207,868    $    192,540
         Real estate - mortgage                         129,655         120,663
         Real estate - construction                      41,591          33,648
         Installment and consumer lines                  35,811          33,970
                                                   ------------    ------------

         Total loans, net of unearned discount          414,925         380,821
         Less: allowance for loan losses                 (3,978)         (3,670)
                                                   ------------    ------------

         Net loans                                 $    410,947    $    377,151
                                                   ============    ============


     The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on March 31, 2001. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans
                                 March 31, 2001

                                                                     0-12       1-5            Over 5
                                                                     Months     Years          Years          Total
                                                                     ------     -----          ------         -----
                                                                                     (thousands)

Commercial, financial and agricultural                             $ 39,295     $ 95,176      $ 73,397       $207,868
Real estate - construction                                           18,320       23,271          --           41,591
All other loans                                                      10,759       64,524        90,183        165,466
                                                                     ------       ------        ------        -------

Total                                                              $ 68,374     $182,971      $163,580       $414,925
                                                                   ========     ========      ========       ========

Fixed interest rate                                                $ 22,663     $110,106      $ 68,734       $201,503
Variable interest rate                                             $ 45,711     $ 72,865      $ 94,846       $213,422

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

Loan Quality

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past dues and other loans that management believes require attention. The provision for loan losses is a charge to earnings in the current period to maintain the allowance for loan losses at an adequate level. Loans are charged against the allowance when management believes collection of the principal is unlikely. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The allowance for loan losses on March 31, 2001, was $4.0 million, or 0.96% of total loans outstanding, compared to $3.7 million, or 0.96% at December 31, 2000. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                                                  March 31,             December 31,
                                                                    2001                   2000
                                                         ----------------------------------------------------
                                                                    Percent of                   Percent of
                                                                   Loans in Each                Loans in Each
                                                                    Category to                  Category to
                                                         Amount     Total Loans      Amount     Total Loans
                                                         ------     -----------      ------     -----------
                                                                         (dollars in thousands)

Commercial, financial
   and agricultural                                      $2,596        50%           $2,607         50%
Real estate - mortgage                                      450        31%              293         32%
Real estate- construction                                    24        10%               15          9%
Consumer                                                    840         9%              734          9%
Unallocated                                                  68         -                21          -
                                                         ------       ----           ------        ----
Total                                                    $3,978       100%           $3,670        100%
                                                         ======       ====           ======        ====

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets remained constant at $1.5 million at March 31, 2001 compared to December 31, 2000. Non-performing assets as a percentage of total assets decreased to 0.31% at March 31, 2001 from 0.32% on December 31, 2000.


                         Table 8: Non-Performing Assets

                                                March 31,           December 31,
                                                  2001                  2000
                                                --------            ------------
                                                     (dollars in thousands)
Non-accrual loans                                $1,107               $  579
Past due loans 90 days or
   more and still accruing                          402                  840
Other real estate owned
   and repossessions                                 31                   56
                                                 ------               ------
Total non-performing assets                      $1,540               $1,475
                                                 ======               ======

Percent of Total Assets                            0.31%                0.32%




                 Table 9: Activity in Allowance for Loan Losses

                                                                     March 31,
                                                                2001          2000
                                                                ----          ----
                                                              (dollars in thousands)
Allowance for loan loss balance applicable to:
Balance at beginning of quarter                            $   3,670     $   2,671
Loans charged-off:
   Commercial, financial and agricultural                         46            15
   Real estate, mortgage                                           5             -
   Consumer                                                       91           107
                                                           ---------     ---------
      Total loans charged-off                                   (142)         (122)
Recoveries on loans previously charged-off:
   Commercial, financial and agricultural                         16            23
   Real estate, mortgage                                           -             -
   Consumer                                                       34            64
                                                           ---------     ---------
      Total loan recoveries                                       50            87
                                                           ---------     ---------
        Net loans charged-off                                    (92)          (35)
                                                           ---------     ---------

Provision for loan losses charged to expense                     400           300
                                                           ---------     ---------
Ending balance                                             $   3,978     $   2,936
                                                           =========     =========

Total loans outstanding                                    $ 414,925     $ 290,077
Average loans outstanding                                  $ 397,185     $ 278,512

Allowance for loan losses to loans outstanding                  0.96%         1.01%
Net charge-offs to average loans outstanding, annualized        0.09%         0.05%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $40.8 million on March 31, 2001 as compared to $40.7 million at December 31, 2000.

     Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 83% of the total investment portfolio at March 31, 2001 had a value of $33.8 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At March 31, 2001, shareholders' equity included a net unrealized gain of $324,000, compared to a $33,000 unrealized loss at December 31, 2000.

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

     Tables 10 and 11 set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.

          Table 10: Maturity Distribution of Investment Securities (1)
                                 March 31, 2001

(dollars in thousands)                                  Held to Maturity                    Available for Sale
------------------------------------------------------------------------------------------------------------------

                                                   Amortized          Estimated        Amortized       Estimated
                                                      Cost           Market Value        Cost         Market Value
                                                   ---------         ------------      ---------      ------------
U.S. Treasury:
   One year or less                              $        -        $          -           $ 7,498           $ 7,523
   Over one through five years                            -                   -                 -                 -
                                                 ----------        ------------           -------           -------
Total U.S. Treasury                                       -                   -             7,498             7,523

 U.S. Government Agencies
 and Corporations:
   One year or less                                       -                   -            10,028            10,026
   Over one through five years                        7,045               7,027            10,000            10,331
   Over five through ten years                            -                   -                 -                 -
                                                 ----------             -------           -------           -------
Total U.S. Government Agencies                        7,045               7,027            20,028            20,357
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                       -                   -                90                90
   Over one through five years                            -                   -               327               331
   Over five through ten years                            -                   -                 -                 -
   Over ten years                                         -                   -               608               644
                                                 ----------             -------           -------           -------
Total Obligations of State and                            -                   -             1,025             1,065
 Political Subdivisions

Mortgage-Backed Securities (2):
   One year or less                                       1                   1                 -                 -
   Over one through five years                            -                   -                 -                 -
   Over five through ten years                            -                   -               461               463
   Over ten years                                         -                   -             1,269             1,283
                                                 ----------             -------           -------           -------
Total Mortgage-Backed Securities                          1                   1             1,730             1,746

Other Securities:
   Over ten years (3)                                     -                   -             2,923             3,026
                                                 ----------             -------           -------           -------
Total Other Securities                                    -                   -             2,923             3,026
                                                 ----------             -------           -------           -------
Total Securities                                 $    7,046             $ 7,028           $33,204           $33,717
                                                 ==========             =======           =======           =======
-----------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities

                                       March 31, 2001      December 31, 2000     March 31, 2000
                                       --------------      -----------------     --------------
One Year or Less                          5.16%                 6.49%                6.00%
Over One through Five Years               6.06%                 6.00%                6.11%
Over Five through Ten Years               5.80%                 6.18%                5.76%
Over Ten Years (1)                        6.63%                 6.45%                5.96%
---------------------------

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

FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 2001 and December 31, 2000.


                            Table 12: Total Deposits

                                                 March 31,       December 31,
                                                   2001              2000
                                                   ----              ----
                                                         (thousands)
Non-interest bearing:
        Demand checking                          $ 59,411         $ 52,082
Interest bearing:
        NOW checking                               81,369           74,589
        Money market checking                      43,805           38,797
        Savings                                    17,268           16,479
        Certificates of deposit                   198,175          185,739
                                                  -------          -------

Total deposits                                   $400,028         $367,686
                                                 ========         ========


CAPITAL RESOURCES

     Shareholders' equity at March 31, 2001 was $45.3 million, as compared to $44.6 million at December 31, 2000. In the first quarter of 2001 the Board of Directors declared dividends totaling $0.05 per share, consistent with 2000. At March 31, 2001, the Company's common stock had a book value of $7.43 per share compared to $7.09 for the same period in 2000.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of March 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

     At March 31, 2001, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 10.2%, 11.1% and 9.1%, respectively. Selected capital ratios for March 31, 2001 and 2000 are shown in Table 13.


                            Table 13: Capital Ratios

                                            March 31,          Well Capitalized       Regulatory
                                        2001         2000       Requirements           Minimums
                                        ----         ----       ------------           --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio               10.2%      14.9%            6.0%                 4.0%

     Total Capital to
       Risk-Weighted Assets             11.1%      16.0%           10.0%                 8.0%

Tier 1 Leverage Ratio                    9.1%      11.8%            5.0%                 4.0%



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

     Financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis." These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 2001 would not necessarily be considered to apply at subsequent dates.

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

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - There were no matters submitted to a vote of security holders during the three months ended March 31, 2001.

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K -

(a)      Exhibits:

         None

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

                                           CNB Florida Bancshares, Inc.
                                                   (Registrant)


                           By:     /s/ G. Thomas Frankland
                                   ---------------------------
                                   G. Thomas Frankland
                                   Executive Vice President
                                   and Chief Financial Officer

                           Date:   May 14, 2001