Form 10-Q
period 2001-06-30
CNB FLORIDA BANCSHARES INC
filed 2001-08-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended June 30, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          FLORIDA                                        59-2958616
------------------------------                       -----------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


9715 Gate Parkway North
Jacksonville, Florida                                      32246
------------------------------                       -----------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (904) 997-8484



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of July 31, 2001 was 6,100,376 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  (unaudited)

         Consolidated Statement of Financial Condition.........................3
         Consolidated Statement of Income......................................4
         Consolidated Statement of Cash Flows..................................6
         Notes to Consolidated Financial Statements............................7
         Selected Financial Data...............................................9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview.............................................................10
         Results of Operations................................................10
         Liquidity and Interest Rate Sensitivity..............................13
         Earning Assets.......................................................16
         Funding Sources......................................................21
         Capital Resources................................................... 21

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk...22

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...........................................23

         Item 2.  Changes in Securities ......................................23

         Item 3.  Defaults Upon Senior Securities ............................23

         Item 4.  Submission of Matters to a Vote of Security Holders ........23

         Item 5.  Other Information ..........................................23

         Item 6.  Exhibits and Reports on Form 8-K ...........................23

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                             (Unaudited)         (Audited)
                                                               June 30,         December 31,
                                                                2001               2000
                                                              ----------        ------------
                                     ASSETS                            (thousands)
Cash and cash equivalents:
    Cash and due from banks                                  $   24,156         $   20,769
    Federal funds sold                                              475                  -
    Interest bearing deposits in other banks                        520                129
                                                                -------            -------
      Total cash and cash equivalents                            25,151             20,898
Investment securities available for sale                         33,064             33,236
Investment securities held to maturity                            6,213              7,460
Loans:
    Commercial, financial and agricultural                      238,986            192,540
    Real estate - mortgage                                      155,218            120,663
    Real estate - construction                                   46,919             33,648
    Installment and consumer                                     38,942             33,970
                                                                -------            -------
      Total loans, net of unearned income                       480,065            380,821
Less: Allowance for loan losses                                  (4,558)            (3,670)
                                                                -------            -------
      Net loans                                                 475,507            377,151

Premises and equipment, net                                      25,279             22,433
Intangible assets                                                 6,865              1,034
Other assets                                                      4,880              5,381
                                                                -------            -------
           TOTAL ASSETS                                      $  576,959         $  467,593
                                                                =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                              $   67,520         $   52,082
    Savings, NOW and money market                               173,640            129,865
    Time (under $100,000)                                       148,287            115,406
    Time ($100,000 and over)                                    100,029             70,333
                                                                -------            -------
      Total deposits                                            489,476            367,686

Securities sold under repurchase agreements
    and federal funds purchased                                  11,501             21,142
Short term borrowings                                            25,000             30,000
Other liabilities                                                 5,071              4,129
                                                                -------            -------
      Total liabilities                                         531,048            422,957
                                                                -------            -------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                   -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,099,376 shares issued and outstanding at June 30, 2001
    and December 31, 2000, respectively                              61                 61
Additional paid-in capital                                       30,595             30,581
Retained earnings                                                14,870             14,027
Accumulated other comprehensive income (loss), net of tax           385               (33)
                                                                -------            -------
      Total shareholders' equity                                 45,911             44,636
                                                                -------            -------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY       $  576,959         $  467,593
                                                                =======            =======



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                                  Six Months Ended June 30,
                                                                                   2001               2000
                                                                                ---------          ---------
                                                                                         (thousands)
Interest Income
  Interest and fees on loans                                                   $   18,447        $   13,042
  Interest on investment securities held to maturity                                  215               297
  Interest on investment securities available for sale                                979             1,061
  Interest on federal funds sold                                                       28               160
  Interest on interest bearing deposits                                                 2                40
                                                                                ---------         ----------
    Total interest income                                                          19,671            14,600

Interest Expense
  Interest on deposits                                                              8,643             5,836
  Interest on repurchases and federal funds purchased                                 359               190
  Interest on short term borrowings                                                   866               169
                                                                                ---------         ---------
    Total interest expense                                                          9,868             6,195
                                                                                ---------         ---------
        Net interest income                                                         9,803             8,405

Provision for Loan Losses                                                             900               600
                                                                                ---------         ---------
  Net interest income after provision for loan losses                               8,903             7,805

Non-interest Income
  Service charges                                                                   1,218             1,059
  Other fees and charges                                                            1,238               492
                                                                                ---------         ---------
    Total non-interest income                                                       2,456             1,551
                                                                                ---------         ---------

Non-interest Expense
  Salaries and employee benefits                                                    4,977             4,159
  Occupancy and equipment expenses                                                  1,396             1,018
  Other operating expenses                                                          2,748             2,278
                                                                                ---------         ---------
    Total non-interest expense                                                      9,121             7,455
                                                                                ---------         ---------

Income before income taxes                                                          2,238             1,901
    Income taxes                                                                      785               657
                                                                                ---------         ---------

NET INCOME                                                                     $    1,453        $    1,244
                                                                                =========         =========

Earnings Per Share (Note 3):

    Basic earnings per share                                                   $     0.24        $     0.20
                                                                                =========         =========
    Average common shares outstanding                                           6,096,244         6,104,910
                                                                                =========         =========

    Diluted earnings per share                                                 $     0.23        $     0.20
                                                                                =========         =========
    Diluted average common shares and share equivalents                         6,216,274         6,148,794
                                                                                =========         =========


                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                                 Three Months Ended June 30,
                                                                                   2001               2000
                                                                                -----------        ----------
                                                                                         (thousands)
Interest Income
  Interest and fees on loans                                                   $     9,540        $     6,863
  Interest on investment securities held to maturity                                   104                149
  Interest on investment securities available for sale                                 460                525
  Interest on federal funds sold                                                        12                 84
  Interest on interest bearing deposits                                                  -                 34
                                                                                ----------         ----------
    Total interest income                                                           10,116              7,655

Interest Expense
  Interest on deposits                                                               4,513              3,062
  Interest on repurchases and federal funds purchased                                  173                113
  Interest on short-term borrowings                                                    329                169
                                                                                ----------         ----------
    Total interest expense                                                           5,015              3,344
                                                                                ----------         ----------
        Net interest income                                                          5,101              4,311

Provision for Loan Losses                                                              500                300
                                                                                ----------         ----------
  Net interest income after provision for loan losses                                4,601              4,011

Non-interest Income
  Service charges                                                                      654                544
  Other fees and charges                                                               783                236
                                                                                ----------         ----------
    Total non-interest income                                                        1,437                780
                                                                                ----------         ----------

Non-interest Expense
  Salaries and employee benefits                                                     2,564              2,105
  Occupancy and equipment expenses                                                     739                518
  Other operating expenses                                                           1,430              1,135
                                                                                ----------         ----------
    Total non-interest expense                                                       4,733              3,758
                                                                                ----------         ----------

Income before income taxes                                                           1,305              1,033
    Income taxes                                                                       462                359
                                                                                ----------         ----------

NET INCOME                                                                     $       843        $       674
                                                                                ==========         ==========

Earnings Per Share (Note 3):

    Basic earnings per share                                                   $      0.14        $      0.11
                                                                                ==========         ==========
    Average common shares outstanding                                            6,097,474          6,102,462
                                                                                ==========         ==========

    Diluted earnings per share                                                 $      0.14        $      0.11
                                                                                ==========         ==========
    Diluted average common shares and share equivalents                          6,233,770          6,137,181
                                                                                ==========         ==========



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                             Six Months Ended June 30,
                                                                             2001                2000
                                                                         -----------         ------------
                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $     1,453          $     1,244
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               819                  546
     Provision for loan loss                                                     900                  600
     Investment securities (accretion) amortization, net                          (5)                  17
     Non-cash compensation                                                        14                   29
     Changes in assets and liabilities:
      Other assets                                                               251                 (469)
      Other liabilities                                                          942                  132
                                                                          ----------           ----------

      Net cash provided by operating activities                                4,374                2,099
                                                                          ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                        (27,511)                   -
Proceeds from maturities of securities available for sale                     18,358                1,467
Proceeds from maturities of securities held to maturity                            3                  309
Proceeds from called securities available for sale                            10,000                  512
Proceeds from called securities held to maturity                               1,242                  118
Net increase in loans                                                        (87,020)             (47,113)
Purchases of premises and equipment, net                                      (2,577)              (4,760)
Branches acquired from Republic Bank                                          43,211                    -
                                                                          ----------           ----------

      Net cash used in investing activities                                  (44,294)             (49,467)
                                                                          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                                                          59,424               41,101
Securities sold under repurchase agreements and
  federal funds purchased                                                     (9,641)              (4,311)
Short term borrowings                                                         (5,000)              15,000
Cash dividends paid                                                             (610)                (612)
Repurchase of common stock                                                         -                 (281)
Exercise of options                                                                -                   89
                                                                          ----------           ----------

      Net cash provided by financing activities                               44,173               50,986
                                                                          ----------           ----------

Increase in cash and cash equivalents                                          4,253                3,618

Cash and cash equivalents at beginning of period                              20,898               17,520
                                                                          ----------           ----------

Cash and cash equivalents at end of period                               $    25,151          $    21,138
                                                                          ==========           ==========

SUPPLEMENTAL DISCLOSURES:
      Interest paid                                                      $     8,799          $     5,684
                                                                          ==========           ==========

      Taxes paid                                                         $       886          $     1,044
                                                                          ==========           ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10- Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on weighted average number of shares of common stock during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended June 30, 2001 and 2000.

Note 4.  Branch Acquisitions
On May 11, 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. The Bank acquired loans and deposits of approximately $12 million and $64 million, respectively. The Bank also recorded a core deposit intangible of $6 million, which is being amortized over its estimated life of 10 years.

Note 5.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and six months period ending June 30, 2001 and 2000.

                                                             Six Months                    Three Months
                                                           Ended June 30,                  Ended June 30,
                                                          2001         2000               2001         2000
                                                       --------       ------            -------       ------

Net Income                                            $   1,453    $   1,244          $    843     $    674
Other Comprehensive Income (Loss), Net of Tax
  Unrealized Gains (Losses) on Securities:
   Unrealized Gains (Losses) on Securities
   Arising During the Period                                416           33                61          (20)
 Less: Reclassification Adjustment                           (3)          11                (1)           4
                                                       --------     --------           -------      -------
Total Unrealized Gains (Losses), Net of Tax
 Recognized in Other Comprehensive Income                   419           22                62          (24)
                                                       --------     --------           -------      -------
Comprehensive Income, Net of Tax                      $   1,872    $   1,266          $    905     $    650
                                                       ========     ========           =======      =======

Note 6.  Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the poolings-of-interests method. The Company will apply the provisions of SFAS 141 to future acquisitions.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company will be adopting the provisions of SFAS 142 on January 1, 2002. Therefore, the Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. For the six months ended June 30, 2001, the Company recorded goodwill amortization expense of $35,000.

In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102
expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining a GAAP allowance for loan losses. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC"), Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institutions. The adoption of this bulletin did not have a material impact on reported results of operations of the Company.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                               Six Months Ended June 30,
                                                             2001                     2000
                                                         ------------             -------------
Dollars in thousands except per share information.
---------------------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS:
Total interest income                                  $       19,671           $       14,600
Total interest expense                                         (9,868)                  (6,195)
                                                           ----------               ----------
Net interest income                                             9,803                    8,405
Provision for loan losses                                        (900)                    (600)
                                                          -----------               ----------
Net interest income after
      Provision for loan losses                                 8,903                    7,805
Non-interest income                                             2,456                    1,551
Non-interest expense                                           (9,121)                  (7,455)
                                                          -----------               ----------
Income before taxes                                             2,238                    1,901
Income taxes                                                     (785)                    (657)
                                                          -----------               ----------
Net income                                             $        1,453           $        1,244
                                                          ===========               ==========

---------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Basic earnings                                         $        0.24            $         0.20
Diluted earnings                                                0.23                      0.20
Book value                                                      7.53                      7.13
Dividends                                                       0.10                      0.10
Actual shares outstanding                                  6,099,376                 6,106,300
Weighted average shares outstanding                        6,096,244                 6,104,910
Diluted weighted average shares outstanding                6,216,274                 6,148,794

---------------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on average assets                                        0.57%                     0.67%
Return on average shareholders' equity                          6.47                      5.78
Dividend payout                                                41.67                     50.00
Efficiency ratio                                               74.40                     74.88
Total risk-based capital ratio                                  9.24                     14.89
Average shareholders' equity to
  average assets                                                8.89                     11.51
Tier 1 leverage                                                 7.31                     11.08

---------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AT PERIOD-END:
Assets                                                 $     576,959            $      398,489
Loans                                                        480,065                   313,127
Deposits                                                     489,476                   329,304
Shareholders' equity                                          45,911                    43,566

---------------------------------------------------------------------------------------------------------

                                        9

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the six months ended June 30, 2001 and 2000. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2000. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the First Coast and Gainesville markets, competitive factors and general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new loan and deposit relationships. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

         The Company's earnings for the six month period ended June 30, 2001 were $1.5 million, or $0.23 per diluted share, compared to $1.2 million, or $0.20 per diluted share, in the first half of 2000. Net income for the three month period ended June 30, 2001 was $843,000, or $0.14 per diluted share, compared to $674,000, or $0.11 per diluted share, for the comparable period in 2000. These results reflect growth in net interest income and in non- interest income. Non-interest expenses continue to reflect the Company's strategy to expand the CNB franchise into new markets. Included in results for a portion of the first half of 2001 is the impact of the acquisition of the Lake City and Live Oak branches of Republic Bank in May 2001. In connection with the purchase, the Company acquired loans and deposits of approximately $12 million and $64 million, respectively.

Net Interest Income

         Net interest income is a major component of the Company's net income and is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income for the first half of 2001 was $9.8 million, compared to $8.4 million in the first half of 2000, an increase of 17%. Loan growth continued to fuel the increases in interest income which rose 32%, or $2.5 million, and 35%, or $5.1 million, for the three and six month periods in 2001, respectively, compared to the same periods in 2000. Partially offsetting these increases, interest expense rose 50% and 59% in the 2001 second quarter and first half, respectively, from the comparable 2000 periods. This increase reflects the Company's greater reliance on higher cost deposits and short-term borrowings to meet loan demand and mitigated the positive impact of loan growth on net interest income.

         Net interest margin declined to 4.25% from 4.94% reflecting the increase in borrowing costs necessary to fund loan growth. Total earning asset yields decreased to 8.53% in 2001 from 8.59%, and rates on interest-bearing liabilities increased to 4.96% from 4.42% in 2000. The decline in earning asset yields is reflective of a drop in interest rates of 275 basis points during the first half of 2001. The higher rate on interest bearing liabilities is due to the Company's increased reliance on higher-cost short term borrowings to meet loan demand. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first half of 2001 and 2000. Table 1a: "Analysis of Changes in Interest Income and Expense" indicates that the increase in net interest income was due mainly to volume increases in the loan portfolio, while the increase in interest expense was due to higher time deposit volumes and rates as well as higher balances of short-term borrowings.



                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                          Six Months Ended June 30, 2001          Six Months Ended June 30, 2000
                                        -------------------------------------   ----------------------------------
                                                     Interest                               Interest
                                        Average     Income or       Average     Average    Income or     Average
                                         Balance      Expense         Rate       Balance     Expense        Rate
                                        ---------   -----------    ----------   ---------  -----------    ---------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $    1,154    $      28        4.89%    $    5,417    $    160       5.92%
  Investment securities
    available for sale                     33,128          979        5.96         33,549       1,061       6.34
  Investment securities
    held to maturity                        7,039          215        6.16         10,438         297       5.71
  Loans (1)                               423,274       18,447        8.79        290,303      13,042       9.01
  Interest bearing deposits                   213            2        1.90          1,276          40       6.29
                                          -------       ------      ------        -------     -------     ------

TOTAL EARNING ASSETS                      464,808       19,671        8.53        340,983      14,600       8.59
  All other assets                         44,822                                  34,607
                                          -------                                 -------

TOTAL ASSETS                           $  509,630                              $  375,590
                                          =======                                 =======

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  128,930    $   1,940        3.03%    $  106,850    $  1,714       3.16%
  Savings                                  17,535          109        1.25         17,594         122       1.39
  Time deposits                           208,841        6,594        6.37        144,489       4,000       5.55
  Repurchases and federal
     funds purchased                       14,918          359        4.85          6,950         190       5.48
 Short term borrowings                     31,077          866        5.62          5,275         169       6.43
                                          -------       ------      ------        -------      ------     ------
TOTAL INTEREST BEARING
  LIABILITIES                             401,301        9,868        4.96        281,158       6,195       4.42
  Demand deposits                          57,351                                  47,744
  Other liabilities                         5,676                                   3,442
  Shareholders' equity                     45,302                                  43,246
                                          -------                                 -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  509,630                              $  375,590
                                          =======                                 =======
                                                                    ------                                ------
INTEREST SPREAD (2)                                                   3.57%                                 4.17%
                                                                    ======                                ======
                                                        ------                                 ------
NET INTEREST INCOME                                  $   9,803                               $  8,405
                                                        ======                                 ======

NET INTEREST MARGIN (3)                                               4.25%                                   4.94%
                                                                    ======                                =========

-------------------------------------------------------

(1) Interest income on average loans includes loan fee recognition of $726,000 and $517,000 in 2001 and 2000, respectively.
(2) Represents  the average rate earned minus average rate paid.
(3) Represents  net interest  income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                               NET CHANGE JUNE 30,                    NET CHANGE JUNE  30,
                                            2000-2001 ATTRIBUTABLE TO:             1999-2000 ATTRIBUTABLE TO:
                                            --------------------------             --------------------------
                                                                     Net                                    Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                         (thousands)
INTEREST INCOME:
   Federal funds sold                        $  (125)  $     (7)  $   (132)       $    (251)    $    35   $  (216)
   Investment securities available for sale      (13)       (69)       (82)            (522)        104      (418)
   Investment securities held to maturity        (96)        14        (82)              80          15        95
   Loans                                       5,941       (536)     5,405            4,024          (9)    4,015
   Interest bearing deposits                     (33)        (5)       (38)            (237)         10      (227)
                                              ------    -------    -------         --------       -----     -----
      Total                                    5,674       (603)     5,071            3,094         155     3,249
                                              ------    -------    -------         --------       -----     -----

INTEREST EXPENSE:
   NOW and money markets                         346       (120)       226              307         633       940
   Savings                                         -        (13)       (13)               2          (4)       (2)
   Time deposits                               1,771        823      2,594              327         281       608
   Repurchases and federal funds
     purchased                                   217        (48)       169               22          41        63
   Short term borrowings                         823       (126)       697                -         169       169
                                              ------    -------    -------         --------       -----     -----
      Total                                    3,157        516      3,673              658       1,120     1,778
                                              ------    -------    -------         --------       -----     -----
         Net interest income                 $ 2,517   $ (1,119)  $  1,398        $   2,436     $  (965)  $ 1,471
                                              ======    =======    =======         ========       ======    =====

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

Non-Interest Income

         Non-interest income for the three and six months ended June 30, 2001 increased $657,000, or 84% and $905,000, or 58%, respectively, for the comparable periods in 2000. The increase was primarily attributed to growth in mortgage loan originations and the increased deposit base. Service charges on deposit accounts increased $159,000, or 15% for the first half of 2001 compared to the same period in 2000. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold in the secondary market, net gains and losses from sale of securities and other miscellaneous fees, had an increase of $746,000, or 152% for the first six months of 2001 compared to the comparable 2000 period.

         Non-interest income, annualized, as a percentage of average assets was 0.97% for the six months ended June 30, 2001, compared to 0.83% for the comparable period in 2000.

Non-Interest Expense

         Non-interest expenses were $4.7 million and $9.1 million for the three and six month periods ended June 30, 2001 compared to $3.8 million and $7.5 million for the respective 2000 periods, an increase of 26% and 22%, respectively. Non-interest expenses reflect the increased costs resulting from the opening of the Mandarin Branch in Jacksonville during the first half of 2001, the relocation during 2000 into new facilities for CNB in Jacksonville and Gainesville, operating expenses from the Company's new data processing platform converted in late 2000, expansion of the Lake City Operations Center and increased commissions resulting from mortgage originations. Non- interest expense, annualized, as a percentage of average assets for the six month period ending June 30, 2001 and 2000 was 3.61% and 3.99%, respectively. Salaries and employee benefits increased $818,000 or 20% to $5.0 million for the first half of 2001, compared to $4.2 million for the same period in 2000. This increase reflects implementation of the Company's business plan to build an organization structure supporting expansion in the First Coast and Gainesville markets and increased commissions resulting from mortgage originations. Average full-time equivalent employees increased by 31 during the first half of 2001 as compared to the same period in 2000.

         Occupancy expense (including premises, furniture, fixtures and equipment) increased $221,000, or 43% and $378,000, or 37%, respectively, over the comparable three and six month periods in 2000. The increase is primarily attributable to costs associated with the additional branches, relocation during 2000 into new facilities for CNB in Jacksonville and Gainesville and expansion of the CNB Operations Center in Lake City. During the first half of 2001, the Bank opened two new branches, one in the Mandarin area of Jacksonville and another in St. Augustine. The Bank also acquired two branches from Republic Bank in May 2001 and, in connection with that transaction, closed an existing branch in Live Oak.

         Other operating expenses increased $470,000, or 21%, in the first half of 2001 compared to the same period in 2000. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses
                                                  Six Months Ended June 30,
                                                    2001              2000
                                                 ------------     ------------
                                                         (thousands)
         Data processing                         $   492            $   322
         Postage and delivery                        290                268
         Supplies                                    289                205
         Advertising and promotion                   281                305
         Telephone                                   269                271
         Legal and professional                      220                228
         Amortization of intangible assets           141                 90
         Loan expenses                               131                 85
         Administrative                               99                109
         Regulatory fees                              86                 71
         Insurance and bonding                        70                 39
         Dues and subscriptions                       45                 52
         Education expense                            41                 38
         Directors fees                               38                 32
         Other general operating                      28                 89
         Other                                       228                 74
                                                  ------             ------
         Total other operating expenses           $2,748             $2,278
                                                  ======             ======

Income Taxes
         The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated effective tax rate for 2001 is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. Funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $54.4 million and represented 13% of average total deposits during the first half of 2001, compared to $55.7 million and 18% for 2000. Average loans were 103% and 92% of average deposits for the six month period ended June 30, 2001 and 2000, respectively.

         In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, lines for the purchase of federal funds by the Company from its principal correspondent banks. In addition. the Company has a 364-day $10 million line of credit with one of its correspondent banks. The Company is also a member of the FHLB and has access to short-term and long-term funds. Outstanding borrowings at June 30, 2001 with the FHLB and other financial institutions were $20.0 million and $5.0 million, respectively.

         Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments which are approaching maturity. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

         The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact of changes in interest rates on net interest income.

         In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown by maturity, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.


Table 3: Rate Sensitivity Analysis
 June 30, 2001

(dollars in thousands)                                                                                              Fair
                                      1 Year     2 Years    3 Years    4 Years    5 Years    Beyond      TOTAL      Value
                                      ------     -------    -------    -------    -------    ------      -----      -----
INTEREST-EARNING ASSETS:
Loans
     Fixed rate loans              $  31,641  $  29,785  $  33,830  $  29,112   $  25,097  $  87,975  $ 237,440  $ 237,137
       Average interest rate           8.79%      8.96%      8.84%      8.76%       8.94%      8.14%      8.59%

     Variable rate loans              50,634     32,189     24,840     11,882      17,515    105,565    242,625    242,625
       Average interest rate           7.36%      7.26%      7.54%      7.78%       7.51%      8.09%      7.71%

Investment securities (1)
     Fixed rate investments            4,604         90     17,900      4,337       6,213        758     33,902     34,384
       Average interest rate           5.04%      4.10%      5.64%      5.31%       6.15%      5.40%      5.60%

     Variable rate investments             -          -          -          -           -      1,337      1,337      1,354
       Average interest rate                                                                   6.73%      6.73%

Federal funds sold                       475          -          -          -           -          -        475        475
       Average interest rate           4.90%                                                              4.90%

Other earning assets (2)               3,943          -          -          -           -          -      3,943      4,059
       Average interest rate           6.12%                                                              6.12%
                                     -------   --------    -------   --------     -------   --------   --------   --------

Total interest-earning assets      $  91,297  $  62,064  $  76,570  $  45,331   $  48,825  $ 195,635  $ 519,722  $ 520,034
       Average interest rate           7.67%      8.07%      7.67%      8.17%       8.07%      8.09%      7.96%
                                     =======   ========    =======   ========     =======   ========    =======   ========


INTEREST-BEARING LIABILITIES:

NOW                                $  38,372  $       -  $       -  $       -   $       -  $  56,570  $  94,942  $  94,942
       Average interest rate           3.16%                                                   1.00%      1.87%

Money market (3)                      51,548          -          -          -           -      7,624     59,172     59,172
       Average interest rate           4.24%                                                   3.12%      4.10%

Savings                                    -          -          -          -           -     19,526     19,526     19,526
       Average interest rate                                                                   1.01%      1.01%

CD's $100,000 and over                92,783      5,836        988        308         114          -    100,029     99,442
       Average interest rate           6.07%      6.31%      6.11%      6.42%       6.55%                 6.09%

CD's under $100,000                  131,788     12,356      2,543      1,009         591          -    148,287    147,420
       Average interest rate           5.75%      5.51%      5.58%      5.76%       6.05%                 5.73%

Securities sold under
   repurchase agreements              11,501          -          -          -           -          -     11,501     11,501
       Average interest rate           3.77%                                                              3.77%

Short term borrowings                 25,000          -          -          -           -          -     25,000     25,000
       Average interest rate           4.38%                                                              4.38%
                                     -------   --------    -------   --------     -------   --------   --------   --------

Total interest-bearing liabilities  $350,992  $  18,192  $   3,531  $   1,317   $     705  $  83,720  $ 458,457  $ 457,003
       Average interest rate           5.17%      5.77%      5.73%      5.91%       6.13%      1.20%      4.48%
                                     =======   ========    =======   ========     =======   ========   ========   ========

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $615,000.
(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

       Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 80% of total deposits at June 30, 2001 and 81% at December 31, 2000. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                  June 30, 2001
                             (dollars in thousands)
                                                             Amount

            Three months or less                           $ 20,783
            Three through six months                         28,274
            Six through twelve months                        43,726
            Over twelve months                                7,246
                                                            -------
            Total                                          $100,029
                                                            =======


EARNING ASSETS

Loans
         During the first half of 2001, average loans were $423.3 million and were 103% of average deposits, compared to $290.3 million and 92% for 2000. Total loans have increased by $99.2 million, or 26%, since December 31, 2000. Loan growth has occurred in all of the portfolios, with the most significant increase in commercial, financial and agricultural loans and real estate - mortgage loans. Average loans as a percent of average earning assets increased to 91% for the first half of 2001, compared to 85% for the first half of 2000. The following table reflects the composition of the Company's loan portfolio as of June 30, 2001 compared to December 31, 2000.


                  Table 5: Loan Portfolio Composition
                                                   June 30,         December 31,
                                                     2001               2000
                                                 -----------        ------------
                                                          (thousands)
    Commercial, financial and agricultural      $   238,986      $    192,540
    Real estate - mortgage                          155,218           120,663
    Real estate - construction                       46,919            33,648
    Installment and consumer                         38,942            33,970
                                                   --------          --------

    Total loans, net of unearned income             480,065           380,821
    Less: allowance for loan losses                  (4,558)           (3,670)
                                                   --------          --------

    Net loans                                   $   475,507      $    377,151
                                                   ========          ========


         The following table sets forth the maturity distribution for selected components of the Company's loan portfolio on June 30, 2001. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans
                                  June 30, 2001

                                               0-12      1-5              Over 5
                                              Months     Years            Years       Total
                                             --------  ---------       ----------   ---------
                                                                (thousands)

Commercial, financial and agricultural      $  46,677  $  101,792     $   90,517   $  238,986
Real estate - construction                     19,128      27,791              -       46,919
All other loans                                16,470      74,667        103,023      194,160
                                              -------     -------        -------      -------

Total                                       $  82,275  $  204,250     $  193,540   $  480,065
                                              =======     =======        =======      =======

Fixed interest rate                         $  31,641  $  117,824     $   87,975   $  237,440
Variable interest rate                      $  50,634  $   86,426     $  105,565   $  242,625

         Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. The Bank's three largest concentration categories are: Land Development, Commercial Real Estate and Professional.

Loan Quality

          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on past dues and other loans that management believes require attention. The provision for loan losses is a charge to earnings in the current period to maintain the allowance for loan losses at an adequate level. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The allowance for loan losses on June 30, 2001, was 0.95% of total loans, compared to 1.02% at June 30, 2000. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                     June 30,                December 31,
                                       2001                      2000
                              -----------------------   ------------------------
                                        Percent of                  Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                              Amount   Total Loans        Amount   Total Loans
                              ------   -------------    ---------  -------------
                                            (dollars in thousands)
 Commercial, financial
    and agricultural         $  2,915         50%       $  2,607            50%
 Real estate - mortgage           463         32%            293            32%
 Real estate- construction         25         10%             15             9%
 Consumer                       1,064          8%            734             9%
 Unallocated                       91          -              21             -
                              -------     ------         -------        ------
 Total                       $  4,558        100%       $  3,670           100%
                              =======     ======         =======        ======

         Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased $600,000 from December 31, 2000 to $2.1 million. Non-performing assets as a percentage of total assets increased to 0.36% on June 30, 2001 from 0.32% on December 31, 2000.

                         Table 8: Non-Performing Assets

                                                  June 30,       December 31,
                                                    2001             2000
                                                 ----------      -----------
                                                    (dollars in thousands)
   Non-accrual loans                              $  1,048        $    579
   Past due loans 90 days or
      more and still accruing                        1,006             840
   Other real estate owned
      and repossessions                                 20              56
                                                    ------          ------
   Total non-performing assets                    $  2,074        $  1,475
                                                    ======          ======

   Percent of total assets                           0.36%           0.32%


                 Table 9: Activity in Allowance for Loan Losses
                                                                             June 30,
                                                                   2001                  2000
                                                                 ----------            ----------
                                                                       (dollars in thousands)
  Allowance for loan loss balance applicable to:
  Balance at beginning of year                                  $    3,670            $    2,671
  Allowance acquired by acquisition                                    110                     -
  Loans charged-off:
     Commercial, financial and agricultural                             50                    15
     Real estate, mortgage                                              34                    11
     Real estate, construction                                           -                     -
     Consumer                                                          174                   159
                                                                 ---------             ---------
        Total loans charged-off                                       (258)                 (185)
  Recoveries on loans previously charged-off:
     Commercial, financial and agricultural                             48                    24
     Real estate, mortgage                                              21                     -
     Real estate, construction                                           -                     -
     Consumer                                                           67                    91
                                                                 ---------             ---------
        Total loan recoveries                                          136                   115
                                                                 ---------             ---------
          Net loans charged-off                                       (122)                  (70)
                                                                 ---------             ---------

  Provision for loan losses charged to expense                         900                   600
                                                                 ---------             ---------
  Ending balance                                                $    4,558            $    3,201
                                                                 =========             =========

  Total loans outstanding                                       $  480,065            $  313,127
  Average loans outstanding                                     $  423,274            $  290,303

  Allowance for loan losses to loans outstanding                     0.95%                 1.02%
  Net charge-offs to average loans outstanding, annualized           0.06%                 0.05%


Investment Portfolio

         The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $39.3 million at June 30, 2001, a decrease of 3% from $40.7 million at the end of 2000.

         Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 84% of the total investment portfolio at June 30, 2001 had a value of $33.1 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At June 30, 2001, shareholders' equity included a net unrealized gain of $385,000, compared to a $33,000 net unrealized loss at December 31, 2000.

         The Company invests primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States and obligations of agencies in the United States. In addition, the Company enters into federal funds transactions with its principal correspondent banks. The Federal Reserve Bank and FHLB also require equity investments to be maintained by the Company.

         The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.


                           Table 10: Maturity Distribution of Investment Securities (1)
                                                   June 30, 2001

(dollars in thousands)                         Held to Maturity                        Available for Sale
-------------------------------------------------------------------------------------------------------------

                                           Amortized       Estimated              Amortized       Estimated
                                                Cost      Market Value                 Cost      Market Value
U.S. Treasury:
   One year or less                      $          -   $            -          $      1,500   $      1,511
                                          -----------    -------------           -----------    -----------
Total U.S. Treasury                                 -                -                 1,500          1,511

 U.S. Government Agencies
 and Corporations:
   One year or less                                 -                -                 3,014          3,021
   Over one through five years                  6,213            6,205                22,000         22,425
                                          -----------    -------------           -----------    -----------
Total U.S. Government Agencies                  6,213            6,205                25,014         25,446
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                 -                -                    90             90
   Over one through five years                      -                -                   327            331
   Over ten years                                   -                -                   608            642
                                          -----------    -------------           -----------    -----------
Total Obligations of State and                      -                -                 1,025          1,063
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over five through ten years                      -                -                   348            350
   Over ten years                                   -                -                 1,139          1,155
                                          -----------    -------------           -----------    -----------
Total Mortgage-Backed Securities                    -                -                 1,487          1,505

Other Securities:
   Over ten years (3)                               -                -                 3,423          3,539
                                          -----------    -------------           -----------    -----------
Total Other Securities                              -                -                 3,423          3,539
                                          -----------    -------------           -----------    -----------
Total Securities                         $      6,213   $        6,205          $     32,449   $     33,064
                                          ===========    =============           ===========    ===========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities
                                   June 30, 2001   December 31, 2000   June 30, 2000
                                   -------------   -----------------   -------------
One Year or Less                       5.16%             6.49%              6.26%
More than One through Five Years       6.06%             6.00%              6.02%
More than Five through Ten Years       5.80%             6.18%              6.17%
More than Ten Years (1)                6.63%             6.45%              6.18%

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


FUNDING SOURCES

Deposits
         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 2001 and December 31, 2000.

                            Table 12: Total Deposits

                                                  June 30,      December 31,
                                                    2001            2000
                                                 -----------    ------------
                                                          (thousands)
         Non-interest bearing:
                 Demand checking                $   67,520        $   52,082
         Interest bearing:
                 NOW checking                       94,942            74,589
                 Money market checking              59,172            38,797
                 Savings                            19,526            16,479
                 Certificates of deposit           248,316           185,739
                                                  --------          --------

         Total deposits                         $  489,476        $  367,686
                                                  ========          ========



CAPITAL RESOURCES

         Shareholders' equity at June 30, 2001 was $45.9 million, as compared to $44.6 million at December 31, 2000. During the first and second quarters of 2001, the Board of Directors declared dividends totaling $0.10 per share, consistent with 2000. At June 30, 2001, the Company's common stock had a book value of $7.53 per share compared to $7.32 per share at December 31, 2000.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about component risk weightings and other factors.

         Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of June 30, 2001, the Bank met all capital adequacy requirements to which it is subject.

         At June 30, 2001 and 2000, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were are as follows:


                            Table 13: Capital Ratios

                                          June 30,            Well-Capitalized   Regulatory
                                     2001         2000          Requirements       Minimums
                                  ----------  ------------    ----------------   ----------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio             8.3%         13.9%             6.0%          4.0%

     Total Capital to
       Risk-Weighted Assets           9.2%         14.9%            10.0%          8.0%

Tier 1 Leverage Ratio                 7.3%         11.1%             5.0%          4.0%



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

         Financial  instruments  that have market risk are  included in Table 3:
"Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2001 would not necessarily be considered to apply at subsequent dates.

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

         Item 2.  Changes in Securities - Not applicable.

         Item 3.  Defaults Upon Senior Securities - Not applicable.

         Item 4.  Submission of Matters to a Vote of Security Holders - On May
                  16,   2001,   the  Company   held  its  Annual   Meeting  of
                  Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey S. Bullard, Raymon Land, Sr., Marvin H. Pritchett, Halcyon E. Skinner, William Streicher and K. C. Trowell) all were re-elected. The following summarizes all matters submitted and voted upon at this annual meeting:

         (a) The following directors were elected to serve on the Board of Directors. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                                     Against/      Abstentions/
                                              For    Withheld   Broker Non-Votes
                                         ---------   --------   ----------------
                  Thomas R. Andrews      4,892,028     57,890               0
                  Audrey S. Bullard      4,892,028     57,890               0
                  Raymon Land, Sr.       4,892,028     57,890               0
                  Marvin H. Pritchett    4,892,028     57,890               0
                  Halcyon E. Skinner     4,892,028     57,890               0
                  William Streicher      4,892,028     57,890               0
                  K. C. Trowell          4,873,468     76,450               0

         (b) The shareholders approved the proposal to amend the Company's Performance Based Incentive Plan. The amendment increases the number of shares which may be granted under the long-term incentive component of the Plan from 540,000 to 800,000. The number of votes cast were as follows:

                                                      Against/     Abstentions/
                                              For     Withheld  Broker Non-Votes
                                         ---------    --------  ----------------
                                         4,823,116     125,312          1,490

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

                                Date:   August 9, 2001