Form 10-Q
period 2001-09-30
CNB FLORIDA BANCSHARES INC
filed 2001-11-15
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the quarterly period ended September 30, 2001

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required) For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           FLORIDA                                        59-2958616
 ------------------------------                       -----------------
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


 9715 Gate Parkway North
 Jacksonville, Florida                                      32246
 -------------------------------                      -------------------
 (Address of principal executive offices)                   (Zip Code)


 Registrant's telephone number, including area code: (904) 997-8484


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares of the registrant's common stock outstanding as of October 31, 2001 was 6,082,377 shares, $0.01 par value per share.

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

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview.............................................................10
         Results of Operations................................................10
         Liquidity and Interest Rate Sensitivity..............................13
         Earning Assets.......................................................16
         Funding Sources......................................................20
         Capital Resources....................................................20

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

         Item 3.  Defaults Upon Senior Securities ............................22

         Item 4.  Submission of Matters to a Vote of Security Holders ........22

         Item 5.  Other Information ..........................................22

         Item 6.  Exhibits and Reports on Form 8-K ...........................22

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)
                                                                              September 30,     December 31,
                                                                                  2001            2000
                                                                              -------------     ------------
                                      ASSETS                                             (thousands)
Cash and cash equivalents:

    Cash and due from banks                                                    $   19,835         $   20,769
    Interest bearing deposits in other banks                                          554                129
                                                                                  -------            -------

      Total cash and cash equivalents                                              20,389             20,898
Investment securities available for sale                                           33,230             33,236
Investment securities held to maturity                                              5,457              7,460
Loans:
    Commercial, financial and agricultural                                        266,233            192,540
    Real estate - mortgage                                                        158,626            120,663
    Real estate - construction                                                     43,404             33,648
    Installment and consumer                                                       40,623             33,970
                                                                                  -------            -------
      Total loans, net of unearned income                                         508,886            380,821
Less: Allowance for loan losses                                                    (4,850)            (3,670)
                                                                                  -------            -------
      Net loans                                                                   504,036            377,151

Premises and equipment, net                                                        26,307             22,433
Intangible assets                                                                   6,671              1,034
Other assets                                                                        5,702              5,381
                                                                                  -------            -------
           TOTAL ASSETS                                                        $  601,792         $  467,593
                                                                                  =======            =======
                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing demand                                                $   69,539         $   52,082
    Savings, NOW and money market                                                 189,443            129,865
    Time (under $100,000)                                                         155,582            115,406
    Time ($100,000 and over)                                                      108,190             70,333
                                                                                  -------            -------
      Total deposits                                                              522,754            367,686

Securities sold under repurchase agreements and federal funds purchased            15,757             21,142
Short term borrowings                                                              12,000             30,000
Other liabilities                                                                   5,039              4,129
                                                                                  -------            -------
      Total liabilities                                                           555,550            422,957
                                                                                  -------            -------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized;
    no shares issued or outstanding                                                     -                  -
Common stock; $.01 par value, 10,000,000 shares authorized;
    6,085,077 and 6,099,376 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively                          61                 61
Additional paid-in capital                                                         30,456             30,581
Retained earnings                                                                  15,189             14,027
Accumulated other comprehensive income, net of tax                                    536                (33)
                                                                                  -------            -------
      Total shareholders' equity                                                   46,242             44,636
                                                                                  -------            -------
           TOTAL LIABILITIES AND SHAREHOLDERS'  EQUITY                         $  601,792         $  467,593
                                                                                  =======            =======

                                        3



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                             Nine Months Ended September 30,
                                                                                 2001               2000
                                                                             ------------       ------------
                                                                                        (thousands)
Interest Income
  Interest and fees on loans                                                  $    28,349       $     20,610
  Interest on investment securities available for sale                              1,439              1,593
  Interest on investment securities held to maturity                                  305                444
  Interest on federal funds sold                                                       94                177
  Interest on interest bearing deposits                                                 8                 57
                                                                                ---------          ---------
    Total interest income                                                          30,195             22,881

Interest Expense
  Interest on deposits                                                             13,438              9,172
  Interest on repurchase agreements and federal funds purchased                       480                378
  Interest on short-term borrowings                                                 1,142                568
                                                                                ---------          ---------
    Total interest expense                                                         15,060             10,118
                                                                                ---------          ---------
        Net interest income                                                        15,135             12,763

Provision for Loan Losses                                                           1,450                950
                                                                                ---------          ---------
  Net interest income after provision for loan losses                              13,685             11,813

Non-interest Income
  Service charges                                                                   1,867              1,634
  Secondary marketing mortgage loan sales                                           1,237                196
  Other fees and charges                                                              724                569
                                                                                ---------          ---------
    Total non-interest income                                                       3,828              2,399
                                                                                ---------          ---------

Non-interest Expense
  Salaries and employee benefits                                                    7,507              6,337
  Occupancy and equipment expenses                                                  2,221              1,576
  Other operating expenses                                                          4,590              3,433
                                                                                ---------          ---------
    Total non-interest expense                                                     14,318             11,346
                                                                                ---------          ---------

Income before income taxes                                                          3,195              2,866
    Income taxes                                                                    1,118                990
                                                                                ---------          ---------

NET INCOME                                                                  $       2,077       $      1,876
                                                                                =========          =========


Earnings Per Share (Note 3):

    Basic earnings per share                                                $        0.34       $       0.31
                                                                                =========          =========
    Weighted average shares outstanding                                         6,096,582          6,099,278
                                                                                =========          =========

    Diluted earnings per share                                              $        0.33       $       0.31
                                                                                =========          =========
    Diluted weighted average shares outstanding                                 6,212,878          6,141,743
                                                                                =========          =========


                                        4





                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                            Three Months Ended September 30,
                                                                                 2001               2000
                                                                            ------------        ------------
                                                                                         (thousands)
Interest Income
  Interest and fees on loans                                                $       9,902       $      7,568
  Interest on investment securities available for sale                                460                532
  Interest on investment securities held to maturity                                   90                147
  Interest on federal funds sold                                                       66                 17
  Interest on interest bearing deposits                                                 6                 17
                                                                                ---------          ---------
    Total interest income                                                          10,524              8,281

Interest Expense
  Interest on deposits                                                              4,795              3,336
  Interest on repurchase agreements and federal funds purchased                       121                188
  Interest on short-term borrowings                                                   276                399
                                                                                ---------          ---------
    Total interest expense                                                          5,192              3,923
                                                                                ---------          ---------
        Net interest income                                                         5,332              4,358

Provision for Loan Losses                                                             550                350
                                                                                ---------          ---------
  Net interest income after provision for loan losses                               4,782              4,008

Non-interest Income
  Service charges                                                                     649                575
  Secondary market mortgage loan sales                                                491                110
  Other fees and charges                                                              232                163
                                                                                ---------          ---------
    Total non-interest income                                                       1,372                848
                                                                                ---------          ---------

Non-interest Expense
  Salaries and employee benefits                                                    2,530              2,178
  Occupancy and equipment expenses                                                    825                558
  Other operating expenses                                                          1,842              1,155
                                                                                ---------          ---------
    Total non-interest expense                                                      5,197              3,891
                                                                                ---------          ---------

Income before income taxes                                                            957                965
    Income taxes                                                                      333                333
                                                                                ---------          ---------

NET INCOME                                                                  $         624       $        632
                                                                                =========          =========


Earnings Per Share (Note 3):

    Basic earnings per share                                                $        0.10       $       0.10
                                                                                =========          =========
    Weighted average shares outstanding                                         6,097,248          6,088,137
                                                                                =========          =========

    Diluted earnings per share                                              $        0.10       $       0.10
                                                                                =========          =========
    Diluted weighted average shares outstanding                                 6,210,072          6,125,459
                                                                                =========          =========

                                        5





                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                         Nine Months Ended September 30,
                                                                             2001                2000
                                                                         ------------        ------------
                                                                                      (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $      2,077        $      1,876
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                             1,408                 832
     Provision for loan loss                                                   1,450                 950
     Investment securities (accretion) amortization, net                          (5)                 14
     Non-cash compensation                                                        17                  44
     Changes in assets and liabilities:
       Other assets                                                             (664)               (610)
       Other liabilities                                                         910                 667
                                                                            ---------           ---------

       Net cash provided by operating activities                               5,193               3,773
                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                        (30,876)               (858)
Proceeds from maturities of securities available for sale                     21,798               3,214
Proceeds from maturities of securities held to maturity                            3                 562
Proceeds from called securities available for sale                            10,000                 489
Proceeds from called securities held to maturity                               1,998                 815
Net increase in loans                                                       (116,099)            (80,569)
Purchases of premises and equipment, net                                      (3,065)             (7,998)
Branches acquired from Republic Bank                                          42,279                   -
                                                                            ---------           ---------

       Net cash used in investing activities                                 (73,962)            (84,345)
                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits                                                          92,702              51,294
Decrease in securities sold under repurchase agreements and
       federal funds purchased                                                (5,385)               (465)
Decrease in short term borrowings                                            (18,000)             35,000
Cash dividends paid                                                             (915)               (917)
Repurchase of common stock                                                      (152)               (395)
Exercise of options                                                               10                  89
                                                                            ---------           ---------
       Net cash provided by financing activities                              68,260              84,606
                                                                            ---------           ---------

Increase (decrease) in cash and cash equivalents                                (509)              4,034

Cash and cash equivalents at beginning of period                              20,898              17,520
                                                                            ---------           ---------

Cash and cash equivalents at end of period                               $    20,389         $    21,554
                                                                            =========           =========

SUPPLEMENTAL DISCLOSURES:
       Interest paid                                                     $    14,041        $      9,329
                                                                            =========           =========

       Taxes paid                                                        $     1,479        $      1,299
                                                                            =========           =========

                                        6

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended September 30, 2001 and 2000.

Note 4.  Branch Acquisitions
On May 11, 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. The Bank acquired loans and deposits of approximately $12 million and $64 million, respectively. The Bank also recorded a core deposit intangible of $6 million, which is being amortized over its estimated life of 10 years.

Note 5.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and nine month periods ending September 30, 2001 and 2000.

                                                            Three Months                      Nine Months
                                                         Ended September 30,              Ended September 30,
                                                         2001           2000              2001           2000
                                                       --------       --------           --------       --------

Net Income                                             $    624       $    632           $  2,077       $  1,876
Other Comprehensive Income (Loss), Net of Tax
   Unrealized Gains (Losses) on Securities:
     Unrealized Gains (Losses) on Securities
     Arising During the Period                              151            246                566            279
  Less: Reclassification Adjustment                           -             (2)                (3)             9
                                                           ----           ----              -----          -----
Total Unrealized Gains (Losses), Net of Tax
  Recognized in Other Comprehensive Income                  151            248                569            270
                                                           ----           ----              -----          -----
Comprehensive Income, Net of Tax                       $    775       $    880           $  2,646       $  2,146
                                                           ====           ====              =====          =====

Note 6.  Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company will apply the provisions of SFAS 141 to future acquisitions.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company will be adopting the provisions of SFAS 142 on January 1, 2002. Therefore, the Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. For the nine months ended September 30, 2001, the Company recorded goodwill amortization expense of $52,000.

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


Note 7.  Subsequent Event
On October 1, 2001, the Company modified its existing line of credit agreement with a bank. The existing $10 million line of credit was modified through the following structures:

         o        $3 million revolving line of credit maturing on June 30, 2002.
                  Interest is variable at 3-month Libor plus 145 basis points.
         o $10 million term loan maturing October 3, 2006. Interest is variable at 3-month Libor plus 170 basis points. Quarterly principal payments begin in 2003 based on a 7-year amortization schedule.

In addition, the Company entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted above.



                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                           Nine Months Ended September 30,
                                                           2001                       2000
                                                       ------------               -------------
Dollars in thousands except per share information.
-----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Total interest income                                  $     30,195               $     22,881
Total interest expense                                      (15,060)                   (10,118)
                                                        -----------                -----------
Net interest income                                          15,135                     12,763
Provision for loan losses                                    (1,450)                      (950)
                                                        ------------               ------------
Net interest income after
      provision for loan losses                              13,685                     11,813
Non-interest income                                           3,828                      2,399
Non-interest expense                                        (14,318)                   (11,346)
                                                        -----------                -----------
Income before taxes                                           3,195                      2,866
Income taxes                                                 (1,118)                      (990)
                                                        -----------                -----------
Net income                                             $      2,077               $      1,876
                                                        ============               ===========

-----------------------------------------------------------------------------------------------------

PER COMMON SHARE:
Basic earnings                                         $       0.34               $       0.31
Diluted earnings                                               0.33                       0.31
Book value                                                     7.61                       7.23
Dividends                                                      0.15                       0.15
Actual shares outstanding                                 6,085,077                  6,091,300
Weighted average shares outstanding                       6,096,582                  6,099,278
Diluted weighted average shares outstanding               6,212,878                  6,141,743

-----------------------------------------------------------------------------------------------------

KEY RATIOS:
Return on average assets                                       0.52%                      0.65%
Return on average shareholders' equity                         6.10                       5.77
Dividend payout                                               44.11                      48.39
Efficiency ratio                                              75.50                      74.83
Total risk-based capital ratio                                 8.94                      13.51
Average shareholders' equity to
  average assets                                               8.47                      11.18
Tier 1 leverage                                                6.66                      10.48

-----------------------------------------------------------------------------------------------------

FINANCIAL CONDITION AT PERIOD-END:
Assets                                                 $    601,792               $    433,540
Loans                                                       508,886                    346,457
Deposits                                                    522,754                    339,497
Shareholders' equity                                         46,242                     44,042

-----------------------------------------------------------------------------------------------------

                                       9

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
         The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the nine months ended September 30, 2001 and 2000. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2000. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in interest rates, variances in actual versus projected growth in assets, loan losses, the ability to control expenses, costs of opening new branches and entering the First Coast and Gainesville markets, competitive factors and general economic conditions, changes in government regulation, the ability to attract and retain qualified personnel and the ability to attract new loan and deposit relationships. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

         The Company's net income for the nine month period ended September 30, 2001 was $2.1 million, or $0.33 per diluted share, compared to $1.9 million, or $0.31 per diluted share, for the nine month period in 2000. Net income for the three month period ended September 30, 2001 was $624,000, or $0.10 per diluted share, compared to $632,000, or $0.10 per diluted share, for the comparable period in 2000. Total assets increased to $601.8 million at September 30, 2001 compared to $433.5 million at September 30, 2000, an increase of 39%. Included in the results for a portion of the first nine months of 2001 is the impact of the acquisition of the Lake City and Live Oak branches of Republic Bank in May 2001. In connection with the purchase, the Company acquired loans and deposits of approximately $12 million and $64 million, respectively.

Net Interest Income
         Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. Net interest income was $15.1 million for the nine month period ending September 30, 2001, compared to $12.8 million for the comparable period in 2000, an increase of 19%. Interest income for the three and nine month periods ended September 30, 2001, increased $2.2 million, or 27%, and $7.3 million, or 32%, respectively, over the comparable prior year periods. Loan growth was the primary contributor to the increase in interest income. Interest expense rose $1.3 million, or 32% and $4.9 million, or 49% for the three and nine months ending September 30, 2001, respectively, from the comparable 2000 periods. The increased interest expense reflects deposit growth, including those accounts acquired from Republic Bank, and partially mitigated the positive impact of loan growth on net interest income.

          Average loans increased $144.6 million or 48% and represented 91% of total average earning assets for the nine months ended September 30, 2001 versus 86% for 2000. The Company's loan to deposit ratio at September 30, 2001 was 97% compared to 104% at December 31, 2000.

         The Company's net interest margin decreased to 4.13% in 2001, compared to 4.85% in 2000. The decline in the margin is reflective of a drop in interest rates of 400 basis points during the first nine months of 2001 coupled with an increase in average time deposit rates.

         Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2001 and 2000. Table 1a presents an analysis of changes in interest income and expense.


                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)


                                                   Nine Months Ended                         Nine Months Ended
                                                   September 30, 2001                        September 30, 2000
                                        -------------------------------------   -----------------------------------
                                                     Interest                               Interest
                                         Average     Income or      Average      Average    Income or     Average
                                         Balance      Expense         Rate       Balance     Expense        Rate
                                        ---------   -----------    ----------   ---------  ----------    ----------

ASSETS:                                                               (dollars in thousands)
  Federal funds sold                   $    3,178    $       94     3.96%     $   3,951    $      177       5.98%
  Investment securities
    available for sale                     32,248         1,439     5.97         33,522         1,593       6.35
  Investment securities
    held to maturity                        6,659           305     6.12         10,212           444       5.81
  Loans (1)                               447,375        28,349     8.47        302,824        20,610       9.09
  Interest bearing deposits                   346             8     3.09          1,148            57       6.63
                                          -------     ---------     ----        -------       -------       ----

TOTAL EARNING ASSETS                      489,806        30,195     8.24        351,657        22,881       8.69
  All other assets                         47,910                                36,749
                                          -------                               -------

TOTAL ASSETS                           $  537,716                             $ 388,406
                                          =======                               =======

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  140,193    $    3,018     2.88%     $ 108,650    $    2,698       3.32%
  Savings                                  18,218           158     1.16         17,346           180       1.39
  Time deposits                           224,638        10,262     6.11        146,272         6,294       5.75
  Repurchase agreements and
     federal funds purchased               14,725           480     4.36          8,830           378       5.72
  Short term borrowings                    27,344         1,142     5.58         11,277           568       6.73
                                          -------     ---------     ----        -------       -------       ----
TOTAL INTEREST BEARING
  LIABILITIES                             425,118        15,060     4.74        292,375        10,118       4.62
  Demand deposits                          60,654                                48,759
  Other liabilities                         6,400                                 3,841
  Shareholders' equity                     45,544                                43,431
                                          -------                               -------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  537,716                             $ 388,406
                                          =======                               =======

INTEREST SPREAD (2)                                                 3.50%                                   4.07%
                                                                    ====                                    ====
                                                      ---------                               -------
NET INTEREST INCOME                                  $   15,135                            $   12,763
                                                      =========                               =======

NET INTEREST MARGIN (3)                                             4.13%                                   4.85%
                                                                    =====                                   ====

(1) Interest income on average loans includes loan fee recognition of $804,000 and $644,000 in 2001 and 2000, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                            NET CHANGE SEPTEMBER 30,               NET CHANGE SEPTEMBER 30,
                                            2000-2001 ATTRIBUTABLE TO:             1999-2000 ATTRIBUTABLE TO:
                                            --------------------------             --------------------------
                                                                     Net                                    Net
                                            Volume (1)    Rate (2)  Change         Volume (1)   Rate (2)  Change
                                            ----------    --------  ------         ----------   --------  ------
                                                                          (thousands)
INTEREST INCOME:
   Federal funds sold                        $   (35)  $    (48)   $   (83)         $  (389)  $      36  $   (353)
   Investment securities available for sale      (62)       (92)      (154)            (630)        123      (507)
   Investment securities held to maturity       (155)        16       (139)              65          25        90
   Loans                                       9,810     (2,071)     7,739            6,409         245     6,654
   Interest bearing deposits                     (40)        (9)      ( 49)            (366)         15      (351)
                                               ------    -------     ------          -------     -------   -------
      Total                                    9,518     (2,204)     7,314            5,089         444     5,533
                                               ------    -------     ------          -------     -------   -------

INTEREST EXPENSE:
   NOW and money markets                         781       (461)       320              475       1,011     1,486
   Savings                                         8        (30)       (22)              (1)         (4)       (5)
   Time deposits                               3,363        605      3,968              580         685     1,265
   Repurchase agreements and
     federal funds purchased                     192        (90)       102              103          61       164
   Short term borrowings                         811       (237)       574                -         568       568
                                               ------    -------   --------          -------     -------   -------
      Total                                    5,155       (213)     4,942            1,157       2,321     3,478
                                               ------    -------    -------          -------     -------   -------
         Net interest income                 $ 4,363   $ (1,991)  $  2,372          $ 3,932   $  (1,877) $  2,055
                                               ======    =======    =======          =======     =======   =======

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

Non-Interest Income
         Non-interest income for the nine months ended September 30, 2001 was $3.8 million, an increase of $1.4 million, or 60% as compared to the same period in 2000. For the three months ended September 30, 2001, non-interest income increased $524,000 or 62% to $1.4 million as compared to $848,000 for the same period in 2000. Service charges on deposit accounts increased to $233,000 for the nine month period and $74,000 for the three month period ending September 30, 2001 as compared to the same periods in 2000. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from mortgage loans sold to secondary markets, net gains and losses from sale of securities and other miscellaneous fees, increased $450,000 in the third quarter of 2001 compared to the third quarter of 2000 and increased $1.2 million for the first nine months of 2001 versus the comparable period in 2000. The increase in other fee income was primarily attributed to growth in mortgage loan originations sold to secondary loan markets and higher service charge income.

         Non-interest income, annualized, as a percentage of average assets was 0.95% for the nine months ended September 30, 2001, compared to 0.83% for the comparable period in 2000.

Non-Interest Expense
         Non-interest expense increased in the third quarter of 2001 compared to the same period in 2000 by $1.3 million or 34%, and $3.0 million, or 26% for the 2001 nine month period versus the comparable period in 2000. Non-interest expense, annualized, as a percentage of average assets for the nine month period ending September 30, 2001 and 2000 was 3.56% and 3.90%, respectively.

          Salaries and employee benefits increased $1.2 million or 18% to $7.5 million for the 2001 nine month period, compared to $6.3 million for the same period in 2000. This increase reflects the opening of two new branches in our First Coast market, in addition to the purchase of the Lake City and Live Oak branches of Republic Bank.

         Occupancy expense, including premises, furniture, fixtures and equipment, increased $267,000, or 48% and $645,000, or 41%, respectively in 2001, over the comparable three and nine month periods in 2000. The increase is primarily attributable to the increased costs resulting from branch openings in Jacksonville and St. Augustine, the relocation during 2000 into new facilities in Jacksonville and Gainesville and the expansion of our Lake City Operations Center. The Bank also acquired two branches from Republic Bank in May 2001 and, in connection with that transaction, closed an existing branch in Live Oak.

         Other operating expenses increased $1.2 million, or 34%, for the first nine months of 2001 compared to the same period in 2000. The following table details the areas of significance in other operating expenses.

                              Table 2:  Other Operating Expenses

                                                 Nine Months Ended September 30,
                                                     2001                  2000
                                                 ----------           ----------
                                                           (thousands)
         Data processing                            $ 810                 $ 486
         Advertising and promotion                    437                   474
         Telephone                                    430                   436
         Postage and delivery                         495                   405
         Legal and professional                       324                   335
         Supplies                                     427                   304
         Amortization of intangible assets            339                   135
         Loan expenses                                191                   127
         Regulatory fees                              167                   110
         Administrative                               155                   141
         Insurance and bonding                         80                    60
         Education expense                             78                    32
         Dues and subscriptions                        66                    51
         Directors fees                                56                    60
         Other general operating                       50                    90
         Other                                        485                   187
                                                   ------                ------
         Total other operating expenses            $4,590                $3,433
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

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $55.1 million and represented 12% of average total deposits during the nine months of 2001, compared to $54.8 million and 17% for 2000. Average loans were 101% and 94% of average deposits for the nine month period ended September 30, 2001 and 2000, respectively.

         In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. In addition, the Company has a 364-day $10 million line of credit with one of its correspondent banks, which was modified subsequent to September 30, 2001 (see Note 7). The Company is also a member of the FHLB and has access to short-term and long- term funds. Outstanding borrowings at September 30, 2001 and 2000 with the FHLB and other financial institutions were $12.0 million and $3.1 million, respectively.

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

         In Table 3, "Rate Sensitivity Analysis", rate sensitive assets and liabilities are shown, separating fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.


Table 3: Rate Sensitivity Analysis
September 30, 2001
(dollars in thousands)
                                                                                                                    Fair
                                     1 Year     2 Years    3 Years    4 Years    5 Years    Beyond      TOTAL       Value
                                     ------     -------    -------    -------    -------    ------      -----       -----
INTEREST-EARNING ASSETS:

Investment securities (1)
     Fixed rate investments        $   4,541  $       -  $  18,137  $   4,100  $   5,457  $     684  $  32,919  $  33,638
       Average interest rate           3.81%                 5.63%      5.36%      6.15%      5.39%      5.43%

     Variable rate investments             -          -          -          -          -      1,071      1,071      1,086
       Average interest rate                                                                  6.40%      6.40%

Loans
     Fixed rate loans                 57,265     34,882     35,835     31,405     30,614     66,963    256,964    253,536
       Average interest rate           8.53%      8.85%      8.69%      8.79%      8.56%      7.92%      8.47%

     Variable rate loans              76,521     28,368     25,005     16,966     13,850     91,212    251,922    251,922
       Average interest rate           6.67%      6.43%      6.81%      6.94%      6.85%      7.80%      7.09%

Other earning assets (2)               4,395          -          -          -          -          -      4,395      4,517
       Average interest rate           5.84%                                                             5.84%
                                     -------     ------     ------     ------     ------    -------    -------    -------

Total interest-earning assets      $ 142,722  $  63,250  $  78,977  $  52,471  $  49,921  $ 159,930  $ 547,271  $ 544,699
       Average interest rate           7.30%      7.76%      7.39%      7.92%      7.82%      7.83%      7.63%
                                     =======     ======     ======     ======     ======    =======    =======    =======

INTEREST-BEARING LIABILITIES:

Savings                            $       -  $       -  $       -  $       -  $       -  $  19,836  $  19,836  $  19,836
       Average interest rate                                                                  1.00%      1.00%

NOW                                   35,488          -          -          -          -     67,342    102,830    102,830
       Average interest rate           3.24%                                                 0.76%      1.62%

Money market (3)                      62,565          -          -          -          -      4,212     66,777     66,777
       Average interest rate           3.82%                                                  2.00%      3.71%

CD's under $100,000                  135,858     11,692      3,667      4,365          -          -    155,582    154,490
       Average interest rate           5.21%      5.21%      4.91%      4.84%                            5.19%

CD's $100,000 and over                97,524      6,657      1,938      1,955        116          -    108,190    107,418
       Average interest rate           5.60%      5.61%      4.80%      4.74%      6.55%                5.57%

Securities sold under
   repurchase agreements and
   federal funds purchased            15,757          -          -          -          -          -     15,757     15,757
       Average interest rate           2.37%                                                             2.37%

Short term borrowings                 12,000          -          -          -          -          -     12,000     12,000
       Average interest rate           4.02%                                                             4.02%
                                    --------    -------    -------    -------    -------    -------    -------    -------

Total interest-bearing liabilities $ 359,192  $  18,349  $   5,605  $   6,320  $     116  $  91,390  $ 480,972  $ 479,108
       Average interest rate           4.71%      5.36%      4.87%      4.81%      6.55%      0.87%      4.01%
                                     =======    =======    =======    =======    =======    =======    =======    =======

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for unrealized gains of $856,000.
(2) Represents interest bearing deposits with other banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) All Money Market accounts $25,000 and over and 30% of Money Market accounts under $25,000 have been designated as maturing within one year.

                                       15

        Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 79% of total deposits at September 30, 2001 and 81% at December 31, 2000. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not nor has it ever solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                               September 30, 2001
                             (dollars in thousands)

                                                                    Amount

             Three months or less                                 $ 28,416
             Three through six months                               28,340
             Six through twelve months                              40,768
             Over twelve months                                     10,666
                                                                   -------
             Total                                                $108,190
                                                                   =======


EARNING ASSETS

Loans
         During the nine month period ending September 30, 2001, average loans were $447.4 million and were 101% of average deposits, compared to $302.8 million and 94% for 2000. Total loans have increased by $128.1 million, or 34%, since December 31, 2000. Loan growth has occurred in all of the portfolios, with the most significant increase in commercial, financial and agricultural loans and real estate- mortgage loans. Average loans as a percent of average earning assets increased to 91% for the nine months ending September 30, 2001, compared to 86% for the comparable period in 2000. The following table reflects the composition of the Company's loan portfolio as of September 30, 2001 compared to December 31, 2000.

                       Table 5: Loan Portfolio Composition

                                               September 30,      December 31,
                                                   2001               2000
                                             --------------      --------------
                                                         (thousands)
 Commercial, financial and agricultural       $    266,233      $    192,540
 Real estate - mortgage                            158,626           120,663
 Real estate - construction                         43,404            33,648
 Installment and consumer                           40,623            33,970
                                                   -------           -------

 Total loans, net of unearned income               508,886           380,821
 Less: allowance for loan losses                    (4,850)           (3,670)
                                                   -------           -------

 Net loans                                    $    504,036      $    377,151
                                                   =======           =======


Loan Quality
          The allowance for loan losses represents a reserve for potential losses in the loan portfolio. On an ongoing basis, management attempts to maintain the allowance for loan losses at levels sufficient to provide for losses inherent in the loan portfolio. The allowance for loan losses is established through a provision charged to expense. In determining the adequacy of the reserve for loan losses, management considers those levels maintained by other peer banks, conditions of the individual borrowers, the Company's historical loan loss experience and the general economic environment, as well as the overall portfolio composition. Loans are charged against the allowance when it is recognized that collection of the principal is unlikely. The allowance for loan losses on September 30, 2001 was 0.95% of total loans, compared to 0.96% on December 31, 2000. Table 6: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 6: Allocation of Allowance for Loan Losses


                                     September 30,            December, 31
                                            2001                   2000
                             -------------------------   -----------------------
                                         Percent of                  Percent of
                                        Loans in Each              Loans in Each
                                          Category to                Category to
                              Amount     Total Loans      Amount    Total Loans
                             --------   -------------    --------  -------------
                                            (dollars in thousands)
 Commercial, financial
    and agricultural         $  3,297         52%        $ 2,607         50%
 Real estate - mortgage           421         31%            293         32%
 Real estate - construction        22          9%             15          9%
 Consumer                         948          8%            734          9%
 Unallocated                      162          -              21          -
                                -----        ----         ------        ----
 Total                       $  4,850        100%        $ 3,670        100%
                                =====        ====         ======        ====


         Total non-performing assets increased by $708,000 or 48% to $2.2 million on September 30, 2001, compared to $1.5 million on December 31, 2000. Non-performing assets as a percentage of total assets increased to 0.36% on September 30, 2001 from 0.32% on December 31, 2000. Non-accrual loans have increased $1.2 million since December 31, 2000. This increase is primarily due to four commercial real estate loans filing bankruptcy or going to foreclosure.

                         Table 7: Non-Performing Assets

                                                September 30,       December 31,
                                                    2001                2000
                                                 ----------          ----------
                                                     (dollars in thousands)
  Non-accrual loans                             $      1,781        $    579
  Past due loans 90 days or
    more and still accruing                              241             840
  Other real estate owned
    and repossessions                                    161              56
                                                      ------         -------
  Total non-performing assets                   $      2,183        $  1,475
                                                      ======          ======

  Percent of total assets                               0.36%           0.32%

         The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the period-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Table 8: "Activity in Allowance for Loan Losses", below, indicates activity in the allowance for loan losses for the nine month period ending September 30, 2001 and 2000.


                 Table 8: Activity in Allowance for Loan Losses
                                                                         September 30,
                                                                   2001                 2000
                                                                ---------            ---------
                                                                     (dollars in thousands)

 Balance at beginning of year                                  $    3,670            $    2,671
 Allowance acquired by acquisition                                    110                     -
 Loans charged-off:
    Commercial, financial and agricultural                            272                    64
    Real estate, mortgage                                              46                    40
    Real estate, construction                                           -                     -
    Consumer                                                          288                   239
                                                                   ------                ------
       Total loans charged-off                                       (606)                 (343)
 Recoveries on loans previously charged-off:
    Commercial, financial and agricultural                            107                    25
    Real estate, mortgage                                              21                     -
    Real estate, construction                                           -                     -
    Consumer                                                           98                   122
                                                                   ------                ------
       Total loan recoveries                                          226                   147
                                                                   ------                ------
         Net loans charged-off                                       (380)                 (196)
                                                                   ------                ------

 Provision for loan losses charged to expense                       1,450                   950
                                                                   ------                ------
 Ending balance                                                $    4,850            $    3,425
                                                                   ======                ======

 Total loans outstanding                                       $  508,886            $  346,457
 Average loans outstanding                                     $  447,375            $  302,824

 Allowance for loan losses to loans outstanding                     0.95%                 0.99%
 Net charge-offs to average loans outstanding, annualized           0.11%                 0.09%


Investment Portfolio
         The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $38.7 million at September 30, 2001, a decrease of 5% from $40.7 million at the end of 2000.

           Securities are classified as either held-to-maturity or available-for-sale which are recorded at amortized cost and fair market value, respectively. Securities available-for-sale, which made up 86% of the total investment portfolio as of September 30, 2001 had a value of $33.2 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At September 30, 2001, shareholders' equity recorded a net unrealized gain of $536,000, compared to a $33,000 net unrealized loss at December 31, 2000.

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

           Table 9: Maturity Distribution of Investment Securities (1)
                               September 30, 2001

(dollars in thousands)                         Held to Maturity                       Available for Sale
-------------------------------------------------------------------------------------------------------------------

                                           Amortized       Estimated              Amortized       Estimated
                                                Cost      Market Value                 Cost      Market Value
U.S. Treasury:
   One year or less                      $          -   $            -          $        1,500   $      1,500
                                          -----------      -----------                 -------        -------
  Total U.S. Treasury                               -                -                   1,500          1,500

 U.S. Government Agencies
 and Corporations:
   One year or less                                 -                -                   2,951          2,942
   Over one through five years                  5,457            5,454                  22,000         22,683
                                           ----------       ----------                 -------        -------
Total U.S. Government Agencies                  5,457            5,454                  24,951         25,625
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                 -                -                      90             91
   Over one through five years                      -                -                     237            242
   Over ten years                                   -                -                     608             648
                                           ----------       ----------                 -------        ---------
Total Obligations of State and                      -                -                     935            981
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over five through ten years                      -                -                     230            233
   Over ten years                                   -                -                     917             931
                                           ----------       ----------                 -------        -------
Total Mortgage-Backed Securities                    -                -                   1,147          1,164

Other Securities:
   Over ten years (3)                               -                -                   3,840           3,960
                                           ----------       ----------                 -------        -------
Total Other Securities                              -                -                   3,840          3,960

Total Securities                         $      5,457     $      5,454            $     32,373   $     33,230
                                           ==========       ==========                 =======        =======

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 10: Weighted Average Yield by Range of Maturities
                                               September 30, 2001     December 31, 2000     September 30, 2000
                                               ------------------     -----------------     ------------------
           One Year or Less                          2.56%                 6.49%                  6.24%
           Over One through Five Years               5.39%                 6.00%                  6.00%
           Over Five through Ten Years               6.06%                 6.18%                  6.18%
           Over Ten Years (1)                        6.34%                 6.45%                  6.36%

           (1) Represents adjustable rate mortgage-backed securities which are repriceable within one year.

                                       19

Other Earning Assets

         Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.


FUNDING SOURCES

Deposits
         The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 2001 and December 31, 2000.

                            Table 11: Total Deposits

                                          September 30,     December 31,
                                              2001              2000
                                          -----------       ------------
                                                    (thousands)
   Non-interest bearing:
           Demand checking                $    69,539       $     52,082
   Interest bearing:
           NOW checking                       102,830             74,589
           Money market checking               66,777             38,797
           Savings                             19,836             16,479
           Certificates of deposit            263,772            185,739
                                             --------           --------

   Total deposits                         $   522,754       $    367,686
                                             ========           ========



CAPITAL RESOURCES

         Shareholders' equity at September 30, 2001 was $46.2 million, as compared to $44.6 million at December 31, 2000. At September 30, 2001, the Company's common stock had a book value of $7.61 per share compared to $7.32 per share at December 31, 2000.

         The Company is subject to various capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about component risk weightings and other factors.

         Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of September 30, 2001, the Bank met all capital adequacy requirements to which it is subject.

         Selected capital ratios at September 30, 2001 compared to September 31, 2000 and regulatory requirements are as follows:


                            Table 12: Capital Ratios


                                    September 30,     September 30,      Well Capitalized    Regulatory
                                        2001              2000            Requirements        Minimums
                                    ------------      ------------        ------------        --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio
         Consolidated                  8.0%              12.5%               6.0%               4.0%
         Bank                          9.3%               9.9%               6.0%               4.0%

     Total Capital to
       Risk-Weighted Assets
         Consolidated                  8.9%              13.5%              10.0%               8.0%
         Bank                         10.3%              10.9%              10.0%               8.0%

Tier 1 Leverage Ratio
         Consolidated                  6.7%              10.5%               5.0%               4.0%
         Bank                          7.8%               8.5%               5.0%               4.0%



            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. No derivative financial instruments were held by the Company at September 30, 2001 (the Company entered into an interest rate swap on October 3, 2001, as more fully described in Note 7 of Item 1.), but other financial instruments, which include investments, loans , deposit liabilities and borrowings are included in the Company's balance sheet. The release requires quantitative and qualitative disclosures about market risk. See section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

         Financial  instruments  that have market risk are  included in Table 3:
"Rate Sensitivity Analysis". These instruments are shown, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair values are based on management's judgement of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 2001 would not necessarily be considered to apply at subsequent dates.

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

                  None.

         (b)      Form 8-K:

                  None.

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



                                             CNB Florida Bancshares, Inc.
                                          --------------------------------
                                                        (Registrant)


                                         By:     /s/ G. Thomas Frankland
                                                 --------------------------
                                                 G. Thomas Frankland
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                         Date:   November 9, 2001