Form 10-K
period 2001-12-31
CNB FLORIDA BANCSHARES INC
filed 2002-03-28
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 X     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934
       For the fiscal year ended December 31, 2001

                                       OR

       TRANSITION  REPORT  PURSUANT  TO  SECTION 13  or 15(d)  OF THE SECURITIES
---    EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

                           Commission File No: 0-25988


                          CNB Florida Bancshares, Inc.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              FLORIDA                                             59-2958616
 -------------------------------------                       -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 9715 Gate Parkway North
 Jacksonville, Florida                                               32246
 -------------------------------------                       -------------------
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


The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on March 15, 2002 was $9.70.

The number of shares of the Registrant's common stock outstanding as of March 15, 2002 was 6,097,953 shares, $0.01 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 2002 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction G of Form 10-K, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2002.

                                     PART I

                                    BUSINESS


     This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties which are described in this Annual Report and in other filings with the Securities and Exchange Commission (the "SEC"). The actual results of CNB Florida Bancshares, Inc. (the "Company" or "CNB") may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competitive pressures among depository and other financial institutions, changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with Selected Historical Financial Information and the Consolidated Financial Statements of the Company, which are included in this Form 10-K.

GENERAL

   The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which was formed in 1986. The Company relocated its headquarters from Lake City, Florida to Jacksonville, Florida during 2000 in connection with its expansion plans described below. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through fifteen full service branches located within the following contiguous counties in Northeast Florida: Alachua, Baker, Bradford, Columbia, Duval, St. Johns, Suwannee and Union County. At December 31, 2001, the Company had total assets of $612.0 million, total gross loans of $521.6 million, total deposits of $532.9 million, and total shareholders' equity of $46.7 million. Net income for the years ended December 31, 2001, 2000 and 1999 was $2.9 million, $2.5 million and $2.9 million, respectively.

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

   The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville (the "Expansion Markets"). Historically the Company competed successfully in Columbia, Suwannee, Baker, Bradford and Union Counties (the "Core Markets"), against larger bank holding companies for middle market customers. In the Company's Expansion Markets, many of such customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies are entering the Company's Expansion Markets by acquiring such previously locally headquartered banks. For example, in January 1998, Bank of America Corporation formerly known as NationsBank Corporation completed its acquisition of Jacksonville-based Barnett Banks, Inc. ("Barnett"), which prior to its acquisition was the largest bank headquartered in Florida. The acquisition of

Barnett closely followed the acquisition of three of Jacksonville's five community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and Alachua County (the "Gainesville Market"), was acquired by Compass in 1997. As a result, the Company now competes in its Core Markets, and will compete in its Expansion Markets, primarily with SunTrust Banks, Bank of America, Wachovia, SouthTrust, AmSouth and Compass, all of which are headquartered outside of Florida.

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

EXPAND IN UNDER-SERVED MARKETS


   The consolidation of the banking industry in Northeast Florida has created a window of opportunity for the Company to expand its operations in the Expansion Markets. The Expansion Markets are contiguous and culturally similar to the Core Markets. Like the Core Markets, the Expansion Markets consist in large part of individuals and small and medium-sized businesses. The Company believes that its familiarity with meeting the banking needs and expectations of similar customers in the Core Markets makes the Company particularly qualified to attract banking customers accustomed to banking with community banks in the Expansion Markets. The recent consolidation also has dislocated qualified banking professionals who have strong ties to and an understanding of their local markets. The Company believes that it has attracted and will continue to attract qualified banking professionals, thereby benefiting from their experience and their ability, in many instances, to bring with them the banking business of their loyal customers. These factors, together with the Bank's asset size and its capital base, position the Company to work more effectively with middle-market customers than many smaller community banks in the Expansion Markets.

PROVIDE COMMUNITY BANKING SERVICE

   The Company believes that it can achieve the goals outlined above through a continued commitment to the "community bank philosophy," which emphasizes offering a broad range of personalized products and services through banking professionals who understand the banking industry and the banking needs of the local communities they serve. Each branch manager and individual loan officer is given a certain degree of authority and discretion to approve loans and to price loans and services in order to respond quickly and efficiently to the needs of the Company's customers. In implementing this strategy, the Company will combine the experience and customer networks of its loan officers with centralized information technology to effectively price and provide customized banking services to enhance overall profitability. The Company intends to pursue this strategy throughout its Core and Expansion Markets and operate a multi-office community bank that emphasizes decision-making at the local level.

   To ensure that the Company's proposed expansion does not erode its standards for service and quality, the Company created four operating divisions: the Southern Division (Alachua County), the TriCounty Division (Baker, Bradford and Union counties), the Suwannee Valley Division (Columbia and Suwannee Counties) and the First Coast Division (Duval and St. Johns Counties). This organizational structure will help to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies.

DEPOSIT PRODUCTS AND SERVICES

   The Company, through its banking subsidiary, offers various deposit products and services to its retail and commercial customers. These products include commercial and retail checking accounts, specialized low-cost checking for customers who write few checks per month, money market accounts for consumers and commercial customers, bundled account products including the Generations Gold(TM) affinity program, NOW accounts and savings accounts. Additionally, the Company offers an interest-bearing transaction account for seniors with no minimum balance requirements, no service charge and no per-check charge. For customer convenience and ease of storage, the Company offers image-based monthly account statements, as well as an automated telephone banking service for balance reporting. The Company also offers internet banking services, which allow customers to check balances, transfer funds and pay bills on-line. The Company's deposit services include cash management for commercial customers for overnight investment, wire transfer services, collections, money orders, safe deposit boxes and traveler's checks. The Bank is currently a member of the STAR (formerly HONOR), PLUS and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout the United States. The FDIC insures all deposits up to the maximum amount permitted by law (generally $100,000 per depositor subject to aggregation rules).

LOAN PRODUCTS AND LENDING POLICY

GENERAL

   The Company provides to customers a full range of short- to medium-term commercial, agricultural, Small Business Administration ("SBA") guaranteed, Farmers Home Administration guaranteed, long term residential mortgages and personal loans, both secured and unsecured. Credit is extended consistent with a comprehensive loan policy that governs advance rates, maturities and acceptable collateral. The Company's loan policy grants lending authority using a tiered schedule that grants authority to officers based on certain risk parameters including the collateral type. The Executive Loan Committee must approve loans exceeding officer authority and exhibiting certain risk parameters. Exceptions to the policy must be recommended by the applicable officer and approved by either a Division President or the Credit Administrator within their authority and approved by the Executive Loan Committee of the Bank's Board of Directors.

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

   Lines of credit are subject to annual review and approval, generally no later than 120 days after the closing of the customer's fiscal year-end. Advances are typically limited to 75% of eligible accounts receivable and up to 50% on inventory. These credits are usually monitored through the review of a receivables aging report and borrowing base report.

   Term loans having maturities greater than one year are generally secured by equipment or rolling stock with advances limited to no more than 75% of cost. In virtually all cases, the Bank requires the personal guaranty of the owners or major shareholders of the borrower.

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

   Construction loan borrowers are generally required to provide equity equal to at least 20% of the total cost of the construction project before the Company will advance funds on the loan. The Company advances funds pursuant to a draw schedule and makes inspections prior to each draw request. The Company's construction lending requirements also may include a plan and cost review, depending on the complexity of the project. The plan and cost review and the inspections are out-sourced by the Company to qualified professionals.

   Mini-permanent and permanent financing loans are owner occupied projects which demonstrate proven cash flows that result in a debt service coverage ratio of at least 1.25 to 1, based on a twenty-year amortization. Mini-permanent loan amortization may be as long as twenty-five years, but normally requires balloon maturities within five to eight years.

   The Company extends acquisition and development loans to borrowers who have historically fulfilled their financial obligations. The relevant acquisition or development project must demonstrate acceptable absorption periods and should have an equity investment of at least 20% of the total project costs. Such loans typically mature within thirty months.

   Loans on investment property are subject to the same underwriting criteria as mini-permanent loans and include a threshold debt service coverage ratio of at least 1.25 to 1.

RESIDENTIAL AND CONSUMER LOANS

   Consumer lending products include open- and closed-ended home equity and home improvement loans, automobile, boat, and recreational vehicle loans and loans for other asset purchases. The Company offers Visa and MasterCard credit and debit card products to consumers and commercial customers. Credit cards are originated in conjunction with a separate financial institution through which the company has a contractual relationship. Credit decisions and credit risk are handled entirely by the third party institution. The Company continues to carry the receivables on card balances generated prior to the initiation of this relationship.

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

   Residential loans are originated for the Company's portfolio, as well as for sale in the secondary market. The maximum loan amount is based on a loan to value ratio of 80% or less, where the value is equal to the lesser of the cost or the appraised value. A higher loan to value ratio is available when private mortgage insurance can be obtained. Most of these loans are originated for sale in the secondary market and are sold on a servicing released basis. The Company services loans originated for its portfolio.

LOAN REVIEW AND NONPERFORMING ASSETS

   The Company's loan review officer is independent of the loan production and administration process. The loan review officer has the responsibility to perform timely reviews of portfolio credits with scope and assessment criteria comparable to that of the Bank's regulators.

   All new and renewed secured credits over $500,000 and unsecured credits over $100,000 are reviewed. Additionally, a comprehensive annual review is conducted on all credits over $750,000, past dues, non-performing assets and other real estate owned. Loan operations personnel review smaller credits utilizing pre-determined standards, which include documentation and compliance, with exceptions referred to the loan review officer. Problem credits, which include all non-performing assets, are reviewed at least quarterly with written documentation that includes the reason for the problem, collateral support, a plan for resolution of the problem and a time frame for the resolution. Delinquent loans are reviewed at least weekly and monitored by the Board of Directors of the Bank.

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

INVESTMENT SERVICES

   During 2001, the Company launched its CNB Financial Services unit, which is geared toward offering customers an alternative investment vehicle to bank products. These services are being offered through a relationship with Raymond James and are being sold through brokers who are employed by the Bank. It is expected that this business line will offer complementary alternatives to customer funds and will allow the Bank to continue earning fee income on relationships that may have otherwise left the Bank. Customer balances related to CNB Financial Services are not recorded in the financial statements of the Company since the accounts are held with Raymond James. The Company earns fees based upon the level of funds invested with Raymond James that were originated through CNB Financial Services. This business unit is in the start-up phase and did not materially contribute to the Company's results of operations during 2001.

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

COMPETITION

   Within each market in which the Company operates (collectively, the "Markets"), there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial institutions.

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

HISTORICAL GROWTH

   The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") and in 1990 opened its first de novo branch in Fort White. In 1992 and 1993, the Bank acquired additional banking offices in Macclenny, Lake City and Live Oak from Anchor Savings Bank. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke, Florida. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Lake Butler, Florida and two in Gainesville. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, located in Lake City, and in June 1999 expanded into Jacksonville with its twelfth office. The Bank opened its second Jacksonville branch in February 2001, and opened a St. Augustine branch in June 2001. In May 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. In connection with the transaction, the Bank closed one of its existing Live Oak locations.

EMPLOYEES

   As of December 31, 2001, the Bank had 246 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

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

   The Holding Company is regulated by the Federal Reserve under the BHC Act which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Holding Company may be required to provide financial support for a subsidiary bank at a time where absent such Federal Reserve policy, the Holding Company may not deem it advisable to provide such assistance.

   Until March 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve revised and expanded the list of permissible non-banking activities in which a bank holding company could engage. However, limitations continue to exist under certain laws and regulations. The Gramm-Leach-Bliley Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of Glass-Steagall Act (12 U.S.C. 377 and 78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends Section 4 of the BHC Act (12 U.S.C. 1843) to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies will continue to be limited to activities authorized currently under the BHC Act, such as activities that the Federal Reserve previously has determined in regulations and orders issued under section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

   Pursuant to the Interstate Banking and Branching Act, bank holding companies are able to acquire banks in states other than their respective home states, without regard to the permissibility of such acquisitions under state laws. The transaction would still be subject to any state requirement that the Bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the respective bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and less than 30% of such deposits in that state (or such lesser or greater amount set by state law).

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

CAPITAL AND OPERATIONAL REQUIREMENTS

   The Federal Reserve, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.

The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2001, were 8.0% and 9.0%, respectively.

   The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 2001 was 6.5%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

"SOURCE OF STRENGTH" POLICY

   According to Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank.

                                   PROPERTIES

   The Bank currently operates out of fifteen branch offices and a non-customer operations center. All branches have automated teller machines ("ATMs"). The Company owns the following properties:


                                                                      APPROXIMATE SQUARE        YEAR ESTABLISHED/
OFFICE LOCATION                                                            FOOTAGE                   ACQUIRED
------------------------------------------------------------          ------------------        -----------------

LAKE CITY (COLUMBIA COUNTY)

    201 North Marion Street (1)  .........................                   22,000                    1986
    145 West Baya Avenue  ................................                   10,100                    1993
    4420 U.S. 90 West  ...................................                    2,900                    1997
    100 North First Street  ..............................                    7,600                    2001
    1 CNB Place, East U.S. 90 (2)  .......................                   20,800                    1996

LIVE OAK (SUWANNEE COUNTY)

    205 White Avenue, S.E.   .............................                    6,000                    1988
    1562 South Ohio Avenue  ..............................                    2,000                    1993
    535 South Ohio Avenue   ..............................                    8,000                    2001

FORT WHITE (COLUMBIA COUNTY)

    Highway 27  ..........................................                    2,200                    1990

MACCLENNY (BAKER COUNTY)

    595 South Sixth Street  ..............................                    4,800                    1992

STARKE (BRADFORD COUNTY)

    606 West Madison Street  .............................                    8,000                    1994

GAINESVILLE (ALACHUA COUNTY)

    5027 Northwest 34th Street  ..........................                    2,000                    1996
    7515 West University Avenue  .........................                   12,000                    2000
    11411 N. State Rd. 121  ..............................                    4,500                    1996

LAKE BUTLER (UNION COUNTY)

    300 West Main Street  ................................                    6,800                    1996

JACKSONVILLE (DUVAL COUNTY)

    9715 Gate Parkway North  .............................                   26,000                    2000

ST. AUGUSTINE (ST. JOHNS COUNTY)

    1980 U.S. 1 South   ..................................                    5,000                    2000

-------------------------

(1) Main office.
(2) Location of the operations center.

   The Company is currently leasing a branch in the Mandarin area of Jacksonville (Duval County), which opened in February 2001. The Company also owns 1.57 acres of unimproved land in Glen St. Mary, Florida that was acquired in 2001. The land will be used for the construction of a branch banking facility that is expected to open in late 2002.

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

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

K. C. Trowell        63        Mr. Trowell is Chairman, Chief Executive  Officer
                               and President of the Company and the Bank. He was
                               elected  to the  Board of  Directors  in 1987 and
                               serves as Chairman of the Executive  Committee of
                               the Board of  Directors  of the  Company  and the
                               Bank.  Mr.  Trowell also serves on the  Executive
                               Committee  of the Bank's Board of  Directors.  He
                               has served as the  Chairman  and Chief  Executive
                               Officer of the  Company  since its  inception  in
                               1987. Mr. Trowell is a Lake City, Florida, native
                               and has  been  actively  involved  in  commercial
                               banking  management  in North Florida for over 30
                               years. He has also held management positions with
                               Bank  of   America   in  Lake   City   (and   its
                               predecessors), American Bank of Jacksonville, and Barnett Banks, Inc. in Jacksonville. He is a former Chairman of the Board of Trustees of Florida Bankers Insurance Trust. He is a past director of Community Bankers of Florida, past director of the Columbia County Committee of 100, a founding director of North Central Florida
                               Areawide Development Company, and a former board member and chairman of both Lake City Medical
                               Center and Columbia County Industrial Development
                               Authority.

G. Thomas Frankland   55       Mr. Frankland is the Executive Vice President and
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

Martha S. Tucker     51        Ms. Tucker  has  served  as Senior Vice President
                               and  Controller of the Company and the Bank since
                               July 1997. From 1991 through 1997, Ms. Tucker was
                               Vice President and Cashier of the Bank. From 1988
                               through 1991, Ms. Tucker was Cashier for Citizens
                               Bank of Live Oak,  which  merged into the Bank in
                               November  1992.  From  1986 to 1988,  Ms.  Tucker
                               served  as  Assistant  Cashier  for the  Bank and
                               prior  to 1986  held  management  positions  with
                               NationsBank  of Live Oak (and its  predecessors).
                               Ms.  Tucker is a life-long  resident of Live Oak,
                               Florida   and  has  over  34  years  of   banking
                               experience. She is a member of the Altrusa Club and the Suwannee County Chamber of Commerce.

Lloyd D. Adams       54        Mr. Adams serves as the President of the Suwannee
                               Valley Division of the Bank, consisting of the Columbia and Suwannee markets. Having joined CNB in May 1998, he has 28 years of experience, primarily in business banking. A native of the area, Mr. Adams is a recognized community leader.
                               He is a graduate of Florida State University, Florida School of Banking and the ABA Commercial
                               Lending Graduate School in Norman, Oklahoma.

Robert E. Cameron    57        Mr. Cameron   serves  as  the  Southern  Division
                               President  of the  Bank.  Prior  to  joining  the
                               Company in April 1998,  Mr.  Cameron was a Senior
                               Vice  President of Barnett Bank of Alachua County
                               from 1988 until 1998. He also was a member of the
                               Board  of   Directors   of   United   Gainesville
                               Community Development Board. He has worked in the
                               banking industry for 32 years.  Currently he is a
                               member   of  the  Board  of   Directors   of  the
                               Gainesville  Builders  Association and Child Care
                               Resources.

John D. Kennedy      45        Mr. Kennedy has served as the TriCounty  Division
                               President  of the Bank since  August  1998.  From
                               1996 through 1998,  Mr. Kennedy was the President
                               of the Bank's Macclenny branch. From October 1973
                               until August 1996 he was with The  Citizens  Bank
                               of  Macclenny,   where  he  served  as  President
                               beginning in January 1987.  Mr. Kennedy serves on
                               the Lake City Community  College  Endowment Trust
                               Board.  He is a member of the Board of  Directors
                               of Baker County Council on Aging and Baker County
                               Tip-Off  Club.  He is also  Chairman of the Baker
                               County Education  Foundation and President of the
                               Girls  Softball  League  of  Baker  County.   Mr.
                               Kennedy has 29 years of banking experience.

David H. Sheffield   38        Mr. Sheffield  serves as the First Coast Division
                               President  overseeing banking activities in Duval
                               and St. Johns counties.  Mr. Sheffield joined CNB
                               National Bank in 1999. He has 16 years of banking
                               experience in the Jacksonville market,  primarily
                               in the commercial  lending  functional  area. Mr.
                               Sheffield began his career with Florida  National
                               Bank  in  1986  and  has  held   positions   with
                               Enterprise  National  Bank  of  Jacksonville  and
                               Compass  Bank in various  lending and  management
                               capacities.   Mr.  Sheffield  is  a  graduate  of
                               Clemson  University  with  a  B.S.  in  Financial
                               Management.  He is  also a  graduate  of the  ABA
                               Commercial   Lending   Graduate   School  at  the
                               University of Oklahoma and the Graduate School of
                               Banking  at  Louisiana  State  University.  He is
                               actively   involved  in  various   community  and
                               industry organizations and is active as an elder at his church.

Suzanne M. Norris    38        Ms. Norris  has  served  as Senior Vice President
                               and Senior Credit  Administrator since July 1997.
                               Ms. Norris came to the Bank in September 1996 and
                               has 16 years of  banking  experience,  working in
                               various  management  and lending  positions  with
                               NationsBank  in St.  Petersburg,  Tampa  and Lake
                               City,   including  acting  as  commercial  market
                               manager/senior banking executive for Lake City and Gainesville from June 1995 to September 1996.
                               Ms. Norris, a graduate of the University of Florida, has been active in the community, having served as the President of the Lake City/Columbia

                               County Chamber of Commerce. She currently serves on the Board of Trustees for Lake City Community College, the Board of Directors for the United Way of Suwannee Valley and Epiphany Catholic School and is a member of Altrusa.



                                     PART II

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 15, 2002, there were 6,097,953 shares of Common Stock issued and outstanding, and 518,838 shares subject to currently exercisable options. On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. The Company contributed $10.0 million of the $11.4 million net proceeds from the offering to CNB National Bank in February 1999. There is no trading information for any prior years, since there was not an established market for the Company's common stock. See Table 12: "Selected Quarterly Data" in Management's Discussion and Analysis of Financial Condition for the quarterly market price for the last two fiscal years.

   Shareholders' equity at December 31, 2001 was $46.7 million, as compared to $44.6 million at December 31, 2000. On July 15, 1998, the Company declared a two-for-one stock split for shareholders of record on August 10, 1998, effective August 17, 1998.

   Company dividends for 2000 and 2001 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share.

   The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations include interest payments on outstanding long-term debt and may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Common Stock. The Bank may also issue additional capital stock or incur indebtedness, subject to certain borrowing covenants outlined in the Company's line of credit agreement, as amended, entered into with another bank during 2001 (see Management's Discussion and Analysis - Item 7 of Part II). Furthermore, the regulations of the Comptroller, regulatory capital levels and the net income of the Bank determine its ability to pay dividends or make other capital distributions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             SELECTED FINANCIAL DATA


                                                              2001           2000            1999           1998           1997
                                                         -------------- --------------- -------------- -------------- --------------
dollars in thousands except per share information.
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Interest Income                                           $   40,417     $   32,061      $   23,758     $   21,119     $   19,420
Interest Expense                                             (19,629)       (14,736)         (9,052)        (9,417)        (8,663)
                                                          -----------    -----------     -----------    ------------   ------------
Net Interest Income                                           20,788         17,325          14,706         11,702         10,757
Provision for Loan Loss                                       (2,050)        (1,350)         (1,160)          (710)          (440)
                                                          -----------    -----------     -----------    ------------   ------------
Net Interest Income After
   Provision for Loan Losses                                  18,738         15,975          13,546         10,992         10,317
Non-Interest Income                                            5,633          3,338           2,952          2,392          2,153
Non-Interest Expense                                         (19,836)       (15,481)        (11,994)        (9,298)        (7,914)
                                                          -----------    -----------     -----------    ------------   ------------
Income Before Taxes                                            4,535          3,832           4,504          4,086          4,556
Income Taxes                                                  (1,594)        (1,325)         (1,563)        (1,407)        (1,581)
                                                          -----------    -----------     -----------    ------------   ------------
Net Income                                                $    2,941     $    2,507      $    2,941     $    2,679     $    2,975
                                                          ===========    ===========     ===========    ============   ============

------------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE: (1)
Basic Earnings                                            $     0.48     $     0.41      $     0.49     $     0.55     $     0.69
Diluted Earnings                                                0.48           0.41            0.48           0.55           0.68
Book Value                                                      7.64           7.32            7.04           6.36           5.98
Dividends                                                       0.20           0.20            0.20           0.20           0.14
Actual Shares Outstanding                                  6,106,453      6,099,376       6,116,070      4,856,770      4,856,770
Basic Weighted Average Shares Outstanding                  6,094,670      6,095,471       5,995,474      4,856,770      4,327,534
Diluted Weighted Average Shares Outstanding                6,188,477      6,134,270       6,069,737      4,897,922      4,406,616

------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets                                        0.53%          0.62%           0.91%          0.93%          1.14%
Return on Average Shareholders' Equity                          6.43%          5.74%           7.03%          8.92%         12.38%
Dividend Payout                                                41.67%         48.78%          40.82%         36.36%         20.29%
Efficiency Ratio                                               75.08%         74.92%          67.92%         65.97%         61.30%
Total Risk-Based Capital Ratio                                  9.00%         12.00%          17.25%         16.62%         18.67%
Average Shareholders' Equity to
   Average Assets                                               8.23%         10.82%          13.01%         10.43%          9.22%
Tier 1 Capital to Average Assets/Leverage Ratio                 6.50%          9.80%          12.70%          9.70%         10.20%

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT YEAR END:
Assets                                                    $   612,021    $   467,593     $  346,076     $   311,565    $   273,331
Gross Loans                                                   521,555        380,821        266,084         187,015        159,649
Deposits                                                      532,891        367,686        288,203         265,109        231,444
Other Borrowings                                               28,148         51,142         12,063          12,570          9,157
Shareholders' Equity                                           46,669         44,636         43,075          30,896         29,025

------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Banking Locations                                                  15             12             12              11             11
Full-Time Equivalent Employees                                    246            212            183             149            144

------------------------------------------------------------------------------------------------------------------------------------

(1) Per share data reflects a two-for-one stock split effective August 17, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties which are described in this Annual Report and in other filings with the Securities and Exchange Commission (the "SEC"). The actual results of CNB Florida Bancshares, Inc. (the "Company" or "CNB") may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competitive pressures among depository and other financial institutions, changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with Selected Historical Financial Information and the Consolidated Financial Statements of the Company, which are included in this Form 10-K.

Overview

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. This discussion should facilitate a better understanding of the major factors and trends that affect the Company's financial condition and earnings performance, and how the Company's performance during 2001 compares with prior years. Throughout this section, CNB Florida Bancshares, Inc. and its subsidiary, CNB National Bank, are referred to as "CNB" or "the Company".

     On January 29, 1999, CNB completed its initial public offering and its common stock began trading on the NASDAQ National Market, giving CNB shareholders greater access to purchasing or selling shares of common stock. In addition, CNB obtained additional capital to support its expansion plans, as well as for general corporate purposes. The Company contributed as capital to CNB National Bank $10.0 million of the $11.4 million net proceeds from the offering in February 1999.

     The Company is pleased with the progress made toward its strategic growth initiatives in 2001. Expansion activities were completed with the opening of a second Jacksonville branch (Mandarin) in the first quarter of 2001 and the opening of the St. Augustine branch (US 1 and SR 312) in the second quarter of 2001. On May 11, 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. The Bank acquired loans, deposits and premises and equipment of approximately $12 million, $62 million and $2 million, respectively. The Bank also recorded a core deposit intangible of $6 million, which is being amortized over its estimated life of 10 years. The Bank completed the purchase of unimproved land located on US 90 in Glen St. Mary in August 2001 with plans of opening a new branch in late 2002. With the conversion to an improved data processing platform during the fourth quarter of 2000 and the move into the expanded Operations Center in the first half of 2001, operational support to our growth initiatives will become more customer focused and cost-efficient.

     The Company officially relocated its corporate offices to Jacksonville, Florida effective January 2001. Operational headquarters for CNB National Bank continue to be located in Lake City.

Results of Operations

     For 2001, the Company's earnings were $2.9 million, or $0.48 per diluted share, compared to $2.5 million, or $0.41 per diluted share, and $2.9 million, or $0.48 per diluted share, in 2000 and 1999, respectively. These results reflect growth in net interest income and non-interest income. Non-interest expenses continue to reflect the Company's strategy to expand the CNB franchise into new markets. Total assets increased to $612.0 million at December 31, 2001 compared to $467.6 million at December 31, 2000, an increase of 31%. Included in the results for 2001 is the impact of the acquisition of the Lake City and Live Oak branches of Republic Bank in May 2001.

Net Interest Income/Margins

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's main objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income was $20.8 million for 2001, compared to $17.3 million and $14.7 million for the comparable prior year periods of 2000 and 1999, respectively. The increases were due to loan and deposit growth, partially offset by the impact of lower rates during 2001.

     Average loan growth in 2001 of 47% contributed to a $8.4 million, or 26% increase in interest income over 2000. Increases in time, money market and interest bearing deposits, including those accounts acquired from Republic Bank, were the main contributors in the $135.9 million, or 44%, growth in average interest bearing liabilities.

     The Company's net interest margin decreased to 4.09% in 2001, compared to 4.75% in 2000. The decline in the margin is reflective of a drop in the federal funds overnight borrowing rate of 475 basis points in 2001 coupled with an increase in higher-cost deposits. Table 1 presents a comparative earning asset composition as well as earning asset yields and interest bearing liability rates for 2001, 2000 and 1999. Table 1a shows the changes in net interest income by category due to shifts in volume and rates for years presented.

                  Table 1: Average Balances - Yields and Rates


                                      December 31, 2001                 December 31, 2000                 December 31, 1999
                                 -------------------------------   -------------------------------   -------------------------------
                                             Interest                          Interest                          Interest
                                  Average    Income or   Average    Average    Income or   Average    Average    Income or   Average
                                  Balance     Expense      Rate     Balance     Expense      Rate     Balance     Expense      Rate
                                 ---------  ----------  --------   ---------  ----------  --------   ---------  ----------  --------
                                                                      (dollars in thousands)
ASSETS:
 Federal Funds Sold              $  2,773    $   102      3.68 %   $  3,429     $   208     6.07 %   $ 13,285     $   643     4.84 %
 Investment Securities
  Available for Sale               33,167      1,864      5.62       33,314       2,110     6.33       45,082       2,671     5.92
 Investment Securities
  Held to Maturity                  6,278        384      6.12        9,869         572     5.80        9,151         504     5.51
 Loans (1)                        465,551     38,055      8.17      317,491      29,112     9.17      215,861      19,412     8.99
 Interest Bearing Deposits            401         12      2.99          895          59     6.59       10,533         528     5.01
                                 ---------  ----------  --------   ---------  ----------  --------   ---------  ----------  --------

TOTAL EARNING ASSETS              508,170     40,417      7.95      364,998      32,061     8.78      293,912      23,758     8.08
 All Other Assets                  47,705                            38,278                            27,543
                                 ---------                         ---------                         ---------

TOTAL ASSETS                     $555,875                          $403,276                          $321,455
                                 =========                         =========                         =========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 NOW & Money Markets             $148,026      3,899      2.63 %   $110,387       3,731     3.38 %   $ 80,132       1,749     2.18 %
 Savings                           18,707        196      1.05       17,095         238     1.39       17,445         245     1.40
 Time Deposits                    235,010     13,656      5.81      151,674       9,019     5.95      131,548       6,731     5.12
 Federal Funds Purchased and
  Repurchase Agreements            14,609        552      3.78        9,565         572     5.98        6,947         327     4.71
 Short Term Borrowings             20,932      1,061      5.07       17,377       1,176     6.77            -           -        -
 Other Borrowings                   4,667        265      5.68            -           -        -            -           -        -
                                 ---------  ----------  --------   ---------  ----------  --------   ---------  ----------  --------

TOTAL INTEREST BEARING
 LIABILITIES                      441,951     19,629      4.44      306,098      14,736     4.81      236,072       9,052     3.83
 Demand Deposits                   64,337                            49,418                            40,761
 Other Liabilities                  3,838                             4,117                             2,813
 Shareholders' Equity              45,749                            43,643                            41,809
                                 ---------                         ---------                         ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $555,875                          $403,276                          $321,455
                                 =========                         =========                         =========
                                                          ----                              ----                              ----
INTEREST SPREAD (2)                                       3.51 %                            3.97 %                            4.25 %
                                                          ====                              ====                              ====
                                              ------                             ------                            ------
NET INTEREST INCOME                          $20,788                            $17,325                           $14,706
                                              ======                             ======                            ======

NET INTEREST MARGIN (3)                                   4.09 %                            4.75 %                            5.00 %
                                                        ======                            ======                            ======


-------------------------------------------------

(1) Interest income on average loans includes loan fee recognition of $979,000, $969,000 and $697,000 in 2001, 2000 and 1999 respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                                                   NET CHANGE DECEMBER 31,            NET CHANGE DECEMBER 31,
                                                                   2000-2001 ATTRIBUTABLE TO:         1999-2000 ATTRIBUTABLE TO:
                                                                   ----------------------------       --------------------------
                                                                                         Net                                Net
                                                                  Volume(1)   Rate(2)   Change        Volume(1)   Rate(2)   Change
                                                                  ---------   -------   -------       ---------   -------   ------
                                                                                            (thousands)
INTEREST INCOME:
   Federal Funds Sold                                             $    (40)  $   (66)   $ (106)       $  (477)   $    42   $ (435)
   Investment Securities Available for Sale                             (9)     (237)     (246)          (697)       136     (561)
   Investment Securities Held to Maturity                             (208)       20      (188)            40         28       68
   Loans                                                            13,577    (4,634)    8,943          9,140        560    9,700
   Interest Bearing Deposits                                           (33)      (14)      (47)          (483)        14     (469)
                                                                  ---------   -------   -------       ---------   -------   ------
      Total                                                         13,287    (4,931)    8,356          7,523        780    8,303


INTEREST EXPENSE:
   NOW & Money Markets                                               1,272    (1,104)      168            661      1,321    1,982
   Savings                                                              23       (65)      (42)            (5)        (2)      (7)
   Time Deposits                                                     4,956      (319)    4,637          1,030      1,258    2,288
   Federal Funds Purchased and Repurchase Agreements                   302      (322)      (20)           124        121      245
   Short Term Borrowings                                               241      (356)     (115)         1,176          -    1,176
   Other Borrowings                                                    265         -       265              -          -        -
                                                                  ---------   -------   -------       ---------   -------   ------
      Total                                                          7,059    (2,166)    4,893          2,986      2,698    5,684
                                                                  ---------   -------   -------       ---------   -------   ------
         Net Interest Income                                      $  6,228   $(2,765)   $3,463        $ 4,537    $(1,918)  $2,619
                                                                  =========   =======   =======       =========   =======   ======

---------------------------------

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


Non-Interest Income


     Non-interest income totaled $5.6 million in 2001, an increase of 69% from the $3.3 million in 2000, and a 13% increase from 1999. Service charges on deposit account increased $358,000 or 16% in 2001, compared with $119,000 or 6% in 2000. Other non-interest income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from secondary market mortgage loan sales, net gains and losses from sale of securities and other miscellaneous fees, increased $1.9 million in 2001 compared to $267,000 in 2000. The increase in other fee income in 2001 was primarily attributed to growth in secondary market mortgage loan sales, which is reflective of a ramping up of the Company's mortgage loan origination operations. Mortgage loan originations also benefited from the declining rate environment during 2001.

     Non-interest income as a percentage of average assets was 1.01% in 2001 compared to 0.83% and 0.92% in 2000 and 1999, respectively.

Non-Interest Expense

     Non-interest expense increased by $4.4 million, or 28%, for 2001, compared to an increase of $3.5 million, or 29%, for 2000. During 2001, non-interest expenses as a percentage of average assets decreased to 3.57%, compared to 3.84% and 3.73% in 2000 and 1999, respectively.

     Salaries and employee benefits for 2001 increased $1.7 million from 2000 compared to $2.1 million from 1999. The increase from 2000 to 2001 reflects the opening of two new branches in the First Coast market, the purchase of the Lake City and Live Oak branches of Republic Bank and increases in operational headcount to support the Company's expansion strategy. As a percentage of average total assets, salaries and employee benefits have decreased to 1.84% in 2001 compared to 2.12% and 2.01% in 2000 and 1999, respectively.

     Occupancy expenses (including furniture, fixtures & equipment) increased to $3.1 million in 2001 compared to $2.2 million in 2000 and $1.8 million in 1999. The major factors affecting the increase in occupancy expenses relate to lease expense, higher real estate taxes, utilities and depreciation on furniture and equipment for the new branches opened in Jacksonville and St. Augustine, the two branches purchased from Republic Bank, the relocation during 2000 into new facilities in Jacksonville and Gainesville and the expansion of the Lake City Operations Center. CNB continues to monitor and assess its facility and equipment needs as it positions itself for future growth and expansion.

     Other operating expenses at CNB increased 37% in 2001 compared to 2000 and 27% in 2000 compared to 1999. The increase in 2001 was attributable to: (1) an increase in postage and delivery expense of $120,000, primarily due to additional courier runs resulting from additional branches; (2) an increase of $174,000 in supplies, with the major contributing factors being start-up cost at new branches and general growth in business; (3) an increase of $146,000 in marketing expense due to the Company's advertising and promotion efforts in new and established markets; (4) an increase of $131,000 in legal and professional costs; (5) an increase of $454,000 in data processing fees resulting from the conversion to an improved data processing platform and (6) amortization expense related to the core deposit intangible from the Republic Bank acquisition. The main contributing factors to the increase in other operating expenses in 2000 was an increase in postage and delivery due to additional courier runs and an increase of $161,000 in communication costs due to expansion. Other contributing reasons were increases in legal and professional fees and marketing expense.

     The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)


                                                   Year Ended December 31,
                                              2001          2000          1999
                                            --------      --------      --------
  Data processing                           $  1,104      $    650      $   590
  Advertising and promotion                      687           541          354
  Postage and delivery                           671           551          468
  Legal and professional                         618           487          327
  Telephone                                      595           584          423
  Supplies                                       578           404          299
  Amortization of intangible assets              543           179          179
  Regulatory fees                                255           149          143
  Loan expenses                                  248           194          165
  Administrative                                 211           196          182
  Insurance and bonding                          105            89           72
  Education expense                              101            62           53
  Dues and subscriptions                         100           103           78
  Director fees                                   70            72           57
  Other general operating                         67           174           52
  Other                                          518           287          281
                                                 ---           ---          ---
    Total other operating expenses          $  6,471      $  4,722      $ 3,723
                                               =====         =====        =====

Income Taxes

     The effective tax rate for the year ended December 31, 2001 was 35.1%, compared to 34.6% for 2000 and 34.7% for 1999. The consolidated provision for income taxes increased to $1.6 million in 2001, compared to $1.3 million in 2000 and $1.6 million in 1999.

Liquidity and Interest Rate Sensitivity

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off- balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $55.0 million and represented 11.8% of average total deposits during 2001, compared to $54.4 million and 16.5% for 2000. The Company's loan to deposit ratio at December 31, 2001 was 98%, compared to 104% at the end of 2000.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2002 with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at December 31, 2001 was approximately $9,000. There are no amounts outstanding on the $3 million line of credit. The term loan, line of credit and interest rate swap are collateralized by 100% of the common stock of the Bank.

     In connection with the term loan and line of credit agreement, the Company is required to maintain compliance with certain covenants and restrictions. The following financial covenants are to be maintained on a quarterly basis and are calculated at the Bank-level:

     o Interest coverage ratio of greater than or equal to 2.00x through September 30, 2003.
     o Debt service coverage ratio of greater than or equal to 0.85x through September 30, 2002; 1.00x from October 1, 2002 through September 30, 2003; 1.25x from October 1, 2003 through September 30, 2004; and 1.50x from October 1, 2004 through maturity.
     o Ratio of non-performing assets to total loans plus other real estate owned and repossessed assets of less than or equal to 1.25%.
     o Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a "well-capitalized" institution (currently 8% and 10%, respectively). Also, maintenance of a leverage capital ratio of greater than 6%.

         In  addition, the Company is subject to the following restrictions:

     o   No additional  debt is permitted  without  consent of the lender.
     o   No  increases   in  dividends   paid  by  the  Company  to  its  common
         shareholders are permitted without consent of the lender.

     Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2001, the Company was in compliance with all covenants.

     The level of commitments to fund additional borrowings and standby letters of credit also impacts the Company's liquidity position. These commitments, when drawn, are generally funded through deposit inflows, loan and investment maturities, interest receipts and, to the extent necessary, short term purchases of federal funds. The Company's borrowing capacity under the FHLB is also available to fulfill commitments to lend. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit and standby letters of credit amount to approximately $122,000,000 and $7,373,000 at December 31, 2001 and 2000, respectively, and expire as outlined in the table below (in thousands):

                                        Unfunded             Standby
                                       Commitments       Letters of Credit
                                       -----------       -----------------
               2002                    $   37,413           $    5,947
               2003                        21,587                1,366
               2004                        22,122                   60
               2005                         9,479                    -
               2006                         7,227                    -
               Thereafter                  24,172                    -
                                       ----------           ----------
                                       $  122,000           $    7,373
                                       ==========           ==========

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments that are approaching maturity. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risks to the Company.

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at December 31, 2001, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 1.09%. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 1.11% as compared to a stable rate environment. A similar 200 basis point increase (decrease) would have decreased (increased) the Bank's market value of equity by 2.36% and (1.86%), respectively. Market value of equity is defined as the difference between the estimated fair value of the Company's assets less the estimated fair value of liabilities.

     Table 3, "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities, separating fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on December 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
December 31, 2001


(Dollars in thousands)                                                                                                Fair
                                    1 Year     2 Years    3 Years    4 Years    5 Years    Beyond      TOTAL          Value
                                    ------     -------    -------    -------    -------    ------      -----          -----
INTEREST-EARNING ASSETS:
------------------------

Gross Loans
     Fixed Rate Loans             $  65,019    $  44,252  $  38,787  $  29,833  $  30,800  $  78,478  $ 287,169    $  296,753
       Average Interest Rate          8.06%        8.34%      8.27%      8.56%      8.09%      7.60%      8.06%

     Variable Rate Loans             78,389       28,740     16,976     17,458     11,432     81,391    234,386       241,228
       Average Interest Rate          5.50%        5.40%      5.90%      5.78%      6.17%      7.67%      6.32%

Investment Securities(1)
     Fixed Rate Investments           3,060            -     18,136          -      4,060      6,630     31,886        32,380
       Average Interest Rate          2.56%                   5.63%                 6.15%      4.80%      5.23%

     Variable Rate Investments            -            -          -          -          -        820        820           833
       Average Interest Rate                                                                   6.20%      6.20%

Federal Funds Sold                    2,100            -          -          -          -          -      2,100         2,100
       Average Interest Rate          1.97%                                                               1.97%

Other Earning Assets(2)               4,431            -          -          -          -          -      4,431         4,431
       Average Interest Rate          5.88%                                                               5.88%
                                  ----------   ---------- ---------- ---------- ---------- ---------- ----------   -----------

Total Interest-Earning Assets     $ 152,999    $  72,992  $  73,899  $  47,291  $  46,292  $ 167,319  $ 560,792    $  577,725
       Average Interest Rate          6.49%        7.18%      7.08%      7.53%      7.45%      7.52%      7.13%
                                  ==========   ========== ========== ========== ========== ========== ==========   ===========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                               $  43,313    $       -  $       -  $       -  $       -  $  61,844  $ 105,157    $  105,157
       Average Interest Rate          2.33%                                                    0.50%      2.39%

Money Market                         62,198            -          -          -          -      3,890     66,088        66,088
       Average Interest Rate          3.25%                                                    1.46%      3.14%

Savings                                   -            -          -          -          -     20,250     20,250        20,250
       Average Interest Rate                                                                   0.75%      0.75%

CD's Under $100,000                 131,974        9,929      8,760      2,078        245          -    152,986       154,191
       Average Interest Rate          4.53%        4.84%      4.34%      4.62%      4.52%                 4.54%

CD's $100,000 and Over              105,089        4,829      5,009        624          -          -    115,551       116,726
       Average Interest Rate          4.83%        5.21%      4.63%      6.54%                            4.85%

Securities Sold Under
   Repurchase Agreements and
   Federal Funds Purchased           18,148            -          -          -          -          -     18,148        18,148
       Average Interest Rate          1.62%                                                               1.62%

Other Borrowings(3)                       -            -          -          -     10,000          -     10,000        10,000
       Average Interest Rate                                                        4.30%                 4.30%
                                  ----------   ---------- ---------- ---------- ---------- ---------- ----------   -----------

Total Interest-Bearing Liabilities$ 360,722    $  14,758  $  13,769  $   2,702  $  10,245  $  85,984  $ 488,180    $  490,560
       Average Interest Rate          3.99%        4.96%      4.45%      5.06%      4.31%      0.60%      3.45%
                                  ==========   ========== ========== ========== ========== ========== ==========   ===========

-----------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net un realized gains of $510,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketab le equity securities.
(3) Other borrowings consists of a term loan maturing June 30, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 80% of total average deposits in 2001 and 83% in 2000. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. Table 4 sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.



             Table 4: Maturity of Time Deposits of $100,000 or More
                                December 31, 2001

                                                       Amount
                                                     -----------
                                                     (thousands)

               Three Months or Less                  $   35,394
               Three Through Six Months                  29,755
               Six Through Twelve Months                 39,940
               Over Twelve Months                        10,462
                                                     -----------
               Total                                 $  115,551
                                                     ===========

Earning Assets

Loans

     Lending activities are CNB's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. Average loans for the year ended December 31, 2001 were $465.6 million, or 92% of average earning assets as compared to $317.5 million, or 87% of average earning assets for 2000.

     The commercial loan portfolio includes commercial, financial and agricultural loans as well as commercial real estate loans. As of December 31, 2001, the commercial loan portfolio comprised 54% of total loans compared to 51% in 2000. During 2001, commercial loans experienced their strongest growth in the Company's history. This growth was primarily centered in our expansion markets.

     During 2001, real estate mortgages experienced significant growth of $37.2 million, or 31%. As of December 31, 2001, the real estate mortgage loan portfolio (including loans held for sale) was 30% of total loans compared to 32% in 2000.

     As of December 31, 2001 the Company had total gross loans of $521.6 million, compared to $380.8 million at December 31, 2000, an increase of $140.7 million or 37%. The composition of the Company's loan portfolio for the past five years is presented in Table 5.


                       Table 5: Loan Portfolio Composition


                                                                      As of December 31,
Types of Loans                                     2001          2000         1999         1998         1997
--------------                                   -------       -------      -------      -------      -------
                                                                           (thousands)

Commercial, Financial and Agricultural         $  280,453   $   192,540   $  136,937   $   85,208   $   69,238
Real Estate - Construction                         41,064        33,648       18,926        8,527        3,336
Real Estate - Mortgages Held for Sale               9,908           962            -            -            -
Real Estate - Mortgage                            147,973       119,701       86,275       72,357       68,561
Installment and Consumer                           42,157        33,970       23,946       20,923       18,514
                                                   ------        ------       ------       ------       ------



Total Loans, Net of Unearned Discount             521,555       380,821      266,084      187,015      159,649
Less: Allowance for Loan Losses                    (5,205)       (3,670)      (2,671)      (1,875)      (1,495)
                                                ---------     ---------     --------     --------     --------
Net Loans                                     $   516,350   $   377,151   $  263,413   $  185,140   $  158,154
                                                =========     =========     ========     ========     ========

     Table 6 sets forth the maturity distribution for selected components of the Company's loan portfolio as of December 31, 2001. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.



                  Table 6: Maturity Schedule of Selected Loans

                                                                December 31, 2001

                                               0-12            1-5           Over 5
                                             Months           Years           Years             Total
                                            --------        ---------      ----------        -------------
                                                                           (thousands)

Commercial, Financial & Agricultural        $ 58,813        $ 117,307      $ 104,333          $ 280,453
Real Estate - Construction                    18,895           22,169              -             41,064
All Other Loans                               65,700           78,802         55,536            200,038
                                            ---------       ----------     ----------         ----------
Total                                       $143,408        $ 218,278      $ 159,869          $ 521,555
                                            =========       ==========     ==========         ==========

Fixed Interest Rate                         $ 65,019        $ 143,672      $  78,478          $ 287,169
Variable Interest Rate                      $ 78,389        $  74,606      $  81,391          $ 234,386


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. The Bank's four largest concentration categories are: Land Development, Commercial Real Estate, Professional and Residential Real Estate.

Loan Quality

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased from $1.5 million at December 31, 2000 to $2.9 million at December 31, 2001. Non-performing assets as a percentage of total assets increased to 0.47% in 2001 from 0.32% in 2000. The increase in non-performing assets is attributed to continued seasoning of the Company's loan portfolio, particularly in the newer markets, and the general decline in economic activity during 2001.

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. Table 7 sets forth certain categories of risk elements on non-performing assets for the past five years.


                         Table 7: Non-Performing Assets


                                                                December 31,
                                         2001          2000         1999         1998        1997
                                     -----------   -----------  ------------ ------------ -----------
                                                           (dollars in thousands)

Non-Accrual Loans                     $  1,377      $    579     $    549     $   1,393    $   1,045
Past Due Loans 90 Days or
    More and Still Accruing              1,271           840          180            22          158
Other Real Estate Owned &
    Repossessions                          229            56          102           613          320
                                        --------      --------     --------      --------     -------
  Total Non-Performing Assets         $  2,877      $  1,475     $    831     $   2,028    $   1,523
                                        ========      ========     ========      ========     =======

Percent of Total Assets                  0.47%         0.32%        0.24%         0.65%        0.56%
                                        ========      ========     ========      ========     =======

     The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio, levels maintained by other peer banks and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan losses considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The allowance for loan losses on December 31, 2001, was $5.2 million, or 1.00% of total loans outstanding, net of unearned income compared to $3.7 million, or 0.96% on December 31, 2000. Table 8: "Allocation of Allowance for Loan Losses," set forth below, indicates the specific reserves allocated by loan type.

                Table 8: Allocation of Allowance for Loan Losses

                                                                           December 31,
                                2001                 2000                  1999                  1998                 1997
                                ----                 ----                  ----                  ----                 ----
                                    Percent              Percent               Percent               Percent              Percent
                                   of Loans             of Loans              of Loans              of Loans             of Loans
                                    in Each              in Each               in Each               in Each              in Each
                                   Category             Category              Category              Category             Category
                                   to Total             to Total              to Total              to Total             to Total
                           Amount     Loans     Amount     Loans      Amount     Loans      Amount     Loans     Amount     Loans
                          -------- ---------   -------- ---------    -------- ---------    -------- ---------   -------- ---------
                                                                      (dollars in thousands)
Commercial, Financial
   and Agricultural        $3,669     53.8%      $2,607    50.5%      $1,670     51.5%      $1,061     45.6%     $  932     43.4%
Real Estate-Construction       25      7.9%          15     8.8%          12      7.1%           6      4.5%          9      2.1%
Real Estate-Mortgage          484     30.3%         293    31.7%         220     32.4%         127     38.7%        163     42.9%
Consumer                      932      8.0%         734     9.0%         769      9.0%         621     11.2%        391     11.6%
Unallocated                    95        -           21       -            -        -           60        -           -        -
                           -------   -------    --------  -------     -------   -------     -------   -------    -------   -------
   Total                   $5,205      100%     $ 3,670     100%      $2,671      100%      $1,875      100%     $1,495      100%
                           =======   =======    ========  =======     =======   =======     =======   =======    =======   =======

     Table 9: "Activity in Allowance for Loan Losses" indicates activity in the allowance for loan losses for the last five years.

                 Table 9: Activity in Allowance for Loan Losses


                                                            2001          2000          1999          1998          1997
                                                            ----          ----          ----          ----          ----
                                                                                (dollars in thousands)

Balance at Beginning of Year                               $  3,670      $  2,671      $  1,875      $  1,495      $  1,396
Allowance Acquired by Acquisition                               110             -             -             -             -
Loans Charged-Off:
   Commercial, Financial and Agricultural                       410            75           312           123           160
   Real Estate - Mortgage                                        59            40            13             3             -
   Consumer                                                     406           409           309           296           248
                                                           --------      --------      --------      --------      --------
      Total Loans Charged-Off                                  (875)         (524)         (634)         (422)         (408)
Recoveries on Loans Previously Charged-Off:
   Commercial, Financial and Agricultural                       116            32           188            41            24
   Real Estate - Mortgage                                        17             -             -             7             -
   Consumer                                                     117           141            82            44            43
                                                           --------      --------      --------      --------      --------
      Total Loan Recoveries                                     250           173           270            92            67
                                                           --------      --------      --------      --------      --------
               Net Loans Charged-Off                           (625)         (351)         (364)         (330)         (341)
                                                           --------      --------      --------      --------      --------
Provision for Loan Losses
  Charged to Expense                                          2,050         1,350         1,160           710           440
                                                           --------      --------      --------      --------      --------
Ending Balance                                             $  5,205      $  3,670      $  2,671      $  1,875      $  1,495
                                                           ========      ========      ========      ========      ========

Total Loans Outstanding                                    $521,555   $   380,821      $266,084      $187,015      $159,649
Average Loans Outstanding                                  $465,551   $   317,491      $215,861      $171,048      $155,168
Allowance for Loan Losses
   to Loans Outstanding                                       1.00%         0.96%         1.00%         1.00%         0.94%
Net Charge-Offs to
   Average Loans Outstanding                                  0.13%         0.11%         0.17%         0.19%         0.22%


Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $37.1 million at December 31, 2001, a decrease of 9% from $40.7 million at December 31, 2000.

     Securities are classified as either held-to-maturity or available-for-sale and are recorded at amortized cost and fair market value, respectively. Securities available-for-sale, which made up 89% of the total investment portfolio at December 31, 2001, had a value of $33.0 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as accumulated other comprehensive income (loss). At December 31, 2001, accumulated other comprehensive income included a net unrealized gain of $326,000, compared to a $33,000 net unrealized loss at December 31, 2000.

     As a percent of total earning assets, the investment portfolio has decreased to a level of 7% at December 31, 2001 compared to 10% at the end of 2000. The decrease in the size of the portfolio relative to total earning assets is directly related to the increase in loan growth.

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

     The following tables sets forth the maturity distribution and the weighted average yields of the Company's investment portfolio.


          Table 10: Maturity Distribution of Investment Securities (1)
                                December 31, 2001


Dollars in Thousands                           Held to Maturity                       Available for Sale
------------------------------------------------------------------------------------------------------------------------------------

                                           Amortized       Estimated              Amortized       Estimated
                                             Cost         Market Value              Cost         Market Value
                                             ----         ------------              ----         ------------
U.S. Government Agencies
and Corporations:
  One Year or Less                        $        -      $         -            $    2,970      $     2,976
  Over One Through Five Years                  4,060            4,057                17,900           18,474
                                          -----------     ------------           -----------     ------------
Total U.S. Government Agencies
  and Corporations                             4,060            4,057                20,870           21,450

Obligations of State and Political
 Subdivisions:
  One Year or Less                                 -                -                    90               91
  Over One Through Five Years                      -                -                   236              241
  Over Ten Years                                   -                -                   609              640
                                          -----------     ------------           -----------     ------------
Total Obligations of State and
 Political Subdivisions                            -                -                   935              972

Mortgage-Backed Securities (2):
 Over Five Through Ten Years                       -                -                 4,777            4,671
 Over Ten Years                                    -                -                 2,064            2,063
                                          -----------     ------------           -----------     ------------
Total Mortgage-Backed Securities                   -                -                 6,841            6,734

Other Securities:
 Over Ten Years (3)                                -                -                 3,847            3,847
                                          -----------     ------------           -----------     ------------
Total Other Securities                             -                -                 3,847            3,847
                                          -----------     ------------           -----------     ------------
Total Securities                          $    4,060      $     4,057            $   32,493      $    33,003
                                          ===========     ============           ===========     ============
-----------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


            Table 10a: Weighted Average Yield by Range of Maturities

                                                         December 31,
                                                    2001             2000
                                                    ----             ----

One Year or Less                                    2.56%            6.49%
Over One through Five Years                         5.72             6.00
Over Five through Ten Years                         4.95             6.18
Over Ten Years (1)                                  4.96             6.45

(1) Represents adjustable rate, mortgage-backed securities which are repriceable within one year.

Capital Resources

     Shareholders' equity at December 31, 2001 was $46.7 million, as compared to $44.6 million at December 31, 2000. In 2001, the Board of Directors declared dividends totaling $0.20 per share, consistent with 2000. At December 31, 2001, the Company's common stock had a book value of $7.64 per share compared to $7.32 per share at the end of 2000.

     On January 29, 1999 the Company began trading on the NASDAQ National Market under the symbol "CNBB" after issuing 1,250,000 shares of common stock in the initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million, which were used to support expansion plans and for general corporate purposes.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

     At December 31, 2001, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 8.0%, 9.0% and 6.5%, respectively. Selected capital ratios at year end 2001 as compared to 2000 are shown in Table 11.

                            Table 11: Capital Ratios


                                  December 31,     Well Capitalized   Regulatory
                                2001       2000      Requirements      Minimums
                              --------   --------    ------------      --------

Risk Based Capital Ratios:
     Tier 1 Capital Ratio        8.0%      11.1%         6.0%           4.0%

     Total Capital to
       Risk-Weighted Assets      9.0%      12.0%        10.0%           8.0%

Tier 1 Leverage Ratio            6.5%       9.8%         5.0%           4.0%

Quarterly Financial Information

     Table 12 sets forth, for the periods indicated, certain consolidated 2001 and 2000 quarterly financial information of the Company. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period.

                        Table 12: Selected Quarterly Data

                                                               2001                                     2000
                                                 -----------------------------------      -----------------------------------
(dollars in thousands, except per share data)
                                                  4Q        3Q        2Q        1Q         4Q        3Q        2Q        1Q
-----------------------------------              ----      ----      ----      ----       ----      ----      ----      ----

Summary of Operations:
   Net interest income                          $  5,653  $  5,332  $  5,101  $  4,702   $  4,562  $  4,358  $  4,311  $  4,094
   Provision for loan losses                        (600)     (550)     (500)     (400)      (400)     (350)     (300)     (300)
                                                --------- --------- --------- ---------  --------- --------- --------- ---------
   Net interest income after
     provision for loan loss                       5,053     4,782     4,601     4,302      4,162     4,008     4,011     3,794
    Other income  (excluding securities
      transactions)                                1,676     1,372     1,437     1,019        939       848       780       771
   Securities gains, net                             129        -          -         -          -         -         -         -
   Other expenses                                 (5,518)   (5,197)   (4,733)   (4,388)    (4,135)   (3,891)   (3,758)   (3,697)
                                                --------- --------- --------- ---------  --------- --------- --------- ---------
   Income before income tax expense                1,340       957     1,305       933        966       965     1,033       868
   Income tax expense                               (476)     (333)     (462)     (323)      (335)     (333)     (359)     (298)
                                                --------- --------- --------- ---------  --------- --------- --------- ---------
   Net income                                   $    864  $    624   $   843  $    610   $    631  $    632  $    674  $    570
                                                ========= ========= ========= =========  ========= ========= ========= =========
Per Common Share:
   Basic earnings per common share              $   0.14  $   0.10   $  0.14  $   0.10   $   0.10  $   0.10  $   0.11  $   0.09
   Diluted earnings per common share                0.14      0.10      0.14      0.10       0.10      0.10      0.11      0.09
   Dividends declared                               0.05      0.05      0.05      0.05       0.05      0.05      0.05      0.05
   Book value                                       7.64      7.61      7.53      7.43       7.32      7.23      7.13      7.09
   Market price
         High                                      10.31     12.61     13.63     15.00       9.25      8.75      8.50      9.38
         Low                                        9.11      9.00     10.35      8.00       7.25      7.13      7.13      7.25
         Close                                     10.00      9.65     12.95     13.94       8.00      8.50      7.75      7.63

Balance Sheet Data (end of quarter):
   Assets                                       $612,021  $601,792  $576,959  $502,329   $467,593  $433,540  $398,489  $373,483
   Loans, net                                    516,350   504,036   475,507   410,947    377,151   346,457   313,127   290,077
   Deposits                                      532,891   522,754   489,476   400,028    367,686   339,497   329,304   322,472
   Shareholders' Equity                           46,669    46,242    45,911    45,308     44,636    44,042    43,566    43,306


            QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the SEC adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at December 31, 2001, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at December 31, 2001 was approximately $9,000. The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt. For additional information, see Notes 2 and 8 of Notes to Consolidated Financial Statements.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 would not necessarily be considered to apply at subsequent dates.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and requires management's most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

     Based on this definition, the Company's primary critical accounting policy is the establishment and maintenance of an allowance for loan loss. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio, levels maintained by other peer banks and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through December 31, 2001, the performance of acquired accounts did not differ materially from expectations.

                              FINANCIAL STATEMENTS


     The consolidated financial statements that follow have been audited by the Company's independent certified public accountants, Arthur Andersen LLP. Their opinion on the Company's consolidated financial statements is also included therein.

                          CNB Florida Bancshares, Inc.


                                 and Subsidiary


                        Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To CNB Florida Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of CNB FLORIDA BANCSHARES, INC. (a Florida corporation) AND SUBSIDIARY as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNB Florida Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP




Jacksonville, Florida
January 23, 2002

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                    December 31,
                                                                                               2001           2000
                                                                                             -----------------------
                                                                                             (dollars in thousands)

                                                        ASSETS
  Cash and due from banks                                                                    $ 17,993       $ 20,769
  Federal funds sold                                                                            2,100              -
  Interest-bearing deposits in other banks                                                        584            129
                                                                                             ---------      ---------
     Total cash and cash equivalents                                                           20,677         20,898

  Investment securities available for sale                                                     33,003         33,236
  Investment securities held to maturity                                                        4,060          7,460
  Loans, net                                                                                  516,350        377,151
  Premises and equipment, net                                                                  26,167         22,433
  Intangible assets, net                                                                        6,802          1,033
  Other assets                                                                                  4,962          5,382
                                                                                             ---------      ---------
     Total assets                                                                            $612,021       $467,593
                                                                                             =========      =========
                                          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Non-interest bearing demand                                                                $ 72,859       $ 52,082
  Savings, NOW and money market                                                               191,495        129,865
  Time under $100,000                                                                         152,986        115,406
  Time $100,000 and over                                                                      115,551         70,333
                                                                                             ---------      ---------
     Total deposits                                                                           532,891        367,686
Securities sold under repurchase agreements and federal funds purchased                        18,148         21,142
Other borrowings                                                                               10,000         30,000
Other liabilities                                                                               4,313          4,129
                                                                                             ---------      ---------
     Total liabilities                                                                        565,352        422,957
                                                                                             ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized,
  no shares issued or outstanding                                                                   -              -
Common stock, $.01 par value; 10,000,000 shares authorized,
  6,106,453 shares issued and outstanding for 2001 and
  6,099,376 shares issued and outstanding for 2000                                                 61             61
Additional paid-in capital                                                                     30,533         30,581
Retained earnings                                                                              15,749         14,027
Accumulated other comprehensive income (loss), net of taxes                                       326            (33)
                                                                                             ---------      ---------
     Total shareholders' equity                                                                46,669         44,636
                                                                                             ---------      ---------
     Total liabilities and shareholders' equity                                              $612,021       $467,593
                                                                                             =========      =========

   The accompanying notes are an integral part of these financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                     Year Ended December 31,
                                                                                              2001            2000            1999
                                                                                            --------        --------        --------
                                                                                              (dollars and shares in thousands)

INTEREST INCOME
    Interest and fees on loans                                                              $ 38,055        $ 29,112        $ 19,412
    Interest on investment securities available for sale                                       1,864           2,110           2,671
    Interest on investment securities held to maturity                                           384             572             504
    Interest on federal funds sold                                                               102             208             643
    Interest on interest-bearing deposits                                                         12              59             528
                                                                                            --------        --------        --------
        Total interest income                                                                 40,417          32,061          23,758
                                                                                            --------        --------        --------

INTEREST EXPENSE
    Interest on deposits                                                                      17,751          12,988           8,725
    Interest on repurchase agreements and federal funds purchased                                552             572             327
    Interest on other borrowings                                                               1,326           1,176               -
                                                                                            --------        --------        --------
        Total interest expense                                                                19,629          14,736           9,052
                                                                                            --------        --------        --------
NET INTEREST INCOME                                                                           20,788          17,325          14,706

PROVISION FOR LOAN LOSS                                                                        2,050           1,350           1,160
                                                                                            --------        --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                             18,738          15,975          13,546
                                                                                            --------        --------        --------
NON-INTEREST INCOME

    Service charges                                                                            2,599           2,241           2,122
    Secondary market mortgage sales                                                            1,917             345             106
    Other fees and charges                                                                       988             752             724
    Gain on sale of securities                                                                   129               -               -
                                                                                            --------        --------        --------
        Total non-interest income                                                              5,633           3,338           2,952
                                                                                            --------        --------        --------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                                            10,252           8,539           6,461
    Occupancy and equipment expenses                                                           3,113           2,220           1,810
    Other operating expenses                                                                   6,471           4,722           3,723
                                                                                            --------        --------        --------
        Total non-interest expense                                                            19,836          15,481          11,994
                                                                                            --------        --------        --------
INCOME BEFORE INCOME TAXES                                                                     4,535           3,832           4,504

INCOME TAXES                                                                                   1,594           1,325           1,563
                                                                                            --------        --------        --------
NET INCOME                                                                                  $  2,941        $  2,507        $  2,941
                                                                                            ========        ========        ========
EARNINGS PER SHARE

    Basic earnings per share                                                                $   0.48        $   0.41        $   0.49
                                                                                            ========        ========        ========
    Basic weighted average shares outstanding                                                  6,095           6,095           5,995
                                                                                            ========        ========        ========
    Diluted earnings per share                                                              $   0.48        $   0.41        $   0.48
                                                                                            ========        ========        ========
    Diluted weighted average shares outstanding                                                6,188           6,134           6,070
                                                                                            ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                                                                       Accumulated
                                                                                                          Other
(dollars and shares in thousands)                       Common Stock       Additional                 Comprehensive      Total
                                                       ---------------      Paid-In     Retained      Income (Loss),  Shareholders'
                                                       Shares    Value      Capital     Earnings      Net of Taxes       Equity
                                                       ------    -----      -------     --------      ------------       ------

BALANCE, December 31, 1998                              4,856     $ 49     $ 19,465     $ 10,964         $  418         $ 30,896

Comprehensive income:
    Net income                                                                             2,941
    Change in unrealized gain on investment
    securities available for sale, net of $(568) taxes                                                     (955)
           Total comprehensive income                                                                                      1,986
Cash dividends ($0.20 per share)                                                          (1,159)                         (1,159)
Issuance of common stock, net of offering cost          1,250       12       11,356                                       11,368
Exercise of stock options                                   2                     9                                            9
Repurchase of common stock                                (10)                  (96)                                         (96)
Issuance of restricted stock                               18                    71                                           71
                                                        -----     ----     --------     --------         ------         --------
BALANCE, December 31, 1999                              6,116       61       30,805       12,746           (537)          43,075

Comprehensive income:
    Net income                                                                             2,507
    Change in unrealized gain on investment
    securities available for sale, net of $300 taxes                                                        504
        Total comprehensive income                                                                                         3,011
Cash dividends ($0.20 per share)                                                          (1,226)                         (1,226)
Exercise of stock options                                  33                   113                                          113
Repurchase of common stock                                (50)                 (395)                                        (395)
Issuance of restricted stock                                                     58                                           58
                                                        -----     ----     --------     --------         ------         --------
BALANCE, December 31, 2000                              6,099       61       30,581       14,027            (33)          44,636

Comprehensive income:
    Net income                                                                             2,941
    Change in unrealized gain on investment
    securities available for sale, net of $210 taxes                                                        353
    Change in fair value of cash flow hedges, net
      of $3 taxes                                                                                             6
        Total comprehensive income                                                                                         3,300
Cash dividends ($0.20 per share)                                                          (1,219)                         (1,219)
Exercise of stock options                                  31                   166                                          166
Repurchase of common stock                                (24)                 (234)                                        (234)
Issuance of restricted stock                                                     20                                           20
                                                        -----     ----     --------     --------         ------         --------
BALANCE, December 31, 2001                              6,106     $ 61     $ 30,533     $ 15,749         $  326         $ 46,669
                                                        =====     ====     ========     ========         ======         ========




   The accompanying notes are an integral part of these financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31,

                                                                                       2001            2000            1999
                                                                                     ---------       ---------      ---------

                                                                                                     (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                      $   2,941      $   2,507      $   2,941
    Adjustments to reconcile net income to net cash provided by operating activities:
        Net gain on sale of securities available for sale                                 (129)             -              -
        Depreciation and amortization                                                    2,046          1,176            971
        Provision for loan loss                                                          2,050          1,350          1,160
        Investment securities (accretion) amortization, net                                 (6)            13           (278)
        Non-cash compensation                                                               20             58             71
        Deferred income tax benefit                                                       (715)          (370)          (242)
        Changes in assets and liabilities:
           Other assets                                                                    928         (1,469)            82
           Other liabilities                                                               194          1,394           (255)
                                                                                     ---------      ---------      ---------
              Net cash provided by operating activities                                  7,329          4,659          4,450
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans                                                             (129,012)      (115,088)       (79,433)
    Purchases of investment securities available for sale                              (42,840)        (1,068)       (20,413)
    Purchases of investment securities held to maturity                                      -              -         (8,754)
    Proceeds from sales of investment securities available for sale                      1,726              -              -
    Proceeds from called investment securities available for sale                       14,100            472          3,000
    Proceeds from called investment securities held to maturity                          3,395          1,245              -
    Proceeds from maturities of investment securities available for sale                27,946          3,287         40,442
    Proceeds from maturities of investment securities held to maturity                       3          1,852          1,064
    Purchases of premises and equipment                                                 (3,356)        (9,035)        (4,432)
    Branches acquired from Republic Bank                                                41,921              -              -
                                                                                     ---------      ---------      ---------
              Net cash used in investing activities                                    (86,117)      (118,335)       (68,526)
                                                                                     ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                           102,848         79,483         23,094
    Net (decrease) increase in securities sold under repurchase agreements
      and  federal funds purchased                                                      (2,994)         9,079           (507)
    Net (decrease) increase in FHLB advances                                           (30,000)        30,000              -
    Proceeds from other borrowings                                                      10,000              -              -
    Cash dividends                                                                      (1,219)        (1,226)        (1,159)
    Issuance of common stock                                                                 -              -         11,368
    Repurchase of common stock                                                            (234)          (395)           (96)
    Proceeds from exercise of stock options                                                166            113              9
                                                                                     ---------      ---------      ---------
              Net cash provided by financing activities                                 78,567        117,054         32,709
                                                                                     ---------      ---------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (221)         3,378        (31,367)
CASH AND CASH EQUIVALENTS, beginning of year                                            20,898         17,520         48,887
                                                                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                               $  20,677      $  20,898      $  17,520
                                                                                     =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BASIS OF PRESENTATION
    Organization and Nature of Operations
    CNB Florida Bancshares, Inc. (the "Company") is a registered bank holding company incorporated in Florida. The Company operates a wholly owned banking subsidiary, CNB National Bank (the "Bank"), which is chartered as a national bank. The Bank is a member of the Federal Reserve System and conducts business from fifteen (15) banking offices in north Florida.


    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry in the United States. Certain amounts relating to 2000 and 1999 have been reclassified to conform with current year presentation.


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

    Investment Securities
             Available for Sale
             Securities available for sale represent investment securities that are used for asset/liability management, liquidity and other funds management purposes. These securities may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. These securities are recorded at fair value, with unrealized gains and losses, net of deferred income taxes, recorded in the accumulated other comprehensive income (loss) component of shareholders' equity. Fair value is estimated based on dealer quotes.

             Held to Maturity
             Securities held to maturity represent investment securities where the Company has both the intent and ability to hold the securities to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts.

    Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method. Investment securities are periodically reviewed for other than temporary declines in value. If such a decline is determined to have occurred, the amount of the decline is transferred from other comprehensive income and immediately recorded in current period earnings. There have been no other than temporary impairment losses recorded during the years ended December 31, 2001, 2000 and 1999.

    Loans, Loan Fees and Interest Income
    Loans are stated at the amount of unpaid principal, reduced by an allowance for loan loss. Interest on substantially all loans other than certain installment loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding.

    Loan fees, net of loan origination costs, are deferred and amortized as yield adjustments over the respective loan terms using a method that does not differ significantly from the interest method. For 2001, 2000 and 1999, net loan fees included in interest income amounted to approximately $979,000, $969,000 and $697,000, respectively.

    Allowance for Loan Loss
    The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio, levels maintained by other peer banks and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan loss considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

    Accrual of interest is discontinued on loans that are 90 days or more past due, unless substantially collateralized and in the process of collection, or sooner if, in the opinion of management, the borrower's financial condition is such that collection of principal or interest is doubtful.

    Loans Held for Sale
    Loans held for sale include residential mortgage loans originated with the intent to sell in the secondary market. Loans held for sale are carried at the lower of cost or market value. Any amount by which cost exceeds market value is accounted for as a valuation allowance, with changes in the valuation allowance reflected in earnings. There were no valuation allowances at December 31, 2001 and 2000.

    Premises and Equipment
    Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranged from five to forty years at December 31, 2001. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are reflected in income.

    Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their carrying value may not be recoverable, an impairment test is performed comparing the carrying value of the asset to estimated undiscounted cash flows. If assets are considered to be impaired, a charge is recorded to the extent that fair value is less than carrying value.

    Other Real Estate Owned
    Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or at fair value, less cost to sell.

    Intangibles

    The Company has  intangible  assets with carrying  amounts of  approximately
    $6,802,000  and  $1,033,000  at December  31,  2001 and 2000,  respectively.
    Intangible assets consist of core deposits and goodwill of $6,156,000 and $646,000, respectively. Core deposit intangibles are being amortized over a 10-year period using the straight-line method. Goodwill is being amortized over a 15-year period on a straight-line method. Amortization of goodwill was approximately $70,000 for 2001, 2000 and 1999. Amortization expense related to core deposit intangibles was $473,000, $109,000 and $109,000 for 2001, 2000 and 1999 respectively. Periodically, the Company reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable.

    As noted in Recently Issued Accounting Pronouncements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142") on January 1, 2002. As a result, goodwill will no longer be amortized, but instead will be periodically evaluated for impairment.

    Interest Rate Contract
    As more fully described in Note 8, "Other Borrowings," during 2001 the Company entered into a pay-fixed interest rate contract as a hedge of interest rate risk related to a term loan entered into with a bank. The interest rate contract is accounted for under the provision of SFAS No. 133, Accounting for Derivatives and Hedging Activities, which requires all derivatives to be stated at fair value and was adopted by the Company on January 1, 2001. Because the Company was not a party to derivative contracts at adoption of this standard, the adoption did not have a material impact of the financial position or results of operations of the Company. Upon entering into the interest rate swap, the contract was designated as a cash flow hedge of the forecasted variable interest payments to be made under the term loan. The interest rate swap is recorded in the financial statements at fair value, with changes in value reflected in other comprehensive income. Unrealized gains and losses on the interest rate contract are reclassified from other comprehensive income to interest expense when the hedged transaction impacts earnings. The effectiveness of the hedging relationship is evaluated at least every three months. There was no hedge ineffectiveness for the year ended December 31, 2001. The interest rate contract had an unrealized gain, net of taxes, at December 31, 2001 of $6,000. Of this amount, approximately $147,000 of pre-tax expense is expected to be reclassified from other comprehensive income to interest expense over the next twelve months. This estimate is based on market interest rates on December 31, 2001 and is subject to variability to the extent interest rates fluctuate over this time period.

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

    Earnings Per Share
    Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the years ended December 31, 2001, 2000 and 1999.

    Supplemental Cash Flow Information
    For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $19,029,000, $13,330,000 and $9,206,000 during 2001, 2000 and 1999, respectively, and cash paid for income taxes was approximately $2,025,000, $1,759,000 and $1,720,000 during 2001, 2000 and 1999, respectively.

    Recently Issued Accounting Pronouncements
    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company will apply the provisions of SFAS 141 to any future acquisitions.

    In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangibles ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company adopted the provisions of SFAS 142 on January 1, 2002. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company. In addition, the Company completed the transitional goodwill impairment test during the first quarter of 2002 and determined that goodwill at transition was not impaired. For the year ended December 31, 2001, the Company recorded goodwill amortization expense of $70,000.

    In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB No. 102 expresses the SEC staff's views on the development, documentation and application of a systematic methodology in determining an allowance for loan loss in accordance with generally accepted accounting principles. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC"), Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, which was also issued in July 2001. SAB No. 102 is applicable only to banks and savings institutions. The adoption of this bulletin did not have a material impact on reported results of operations of the Company.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). The Company adopted the statement on January 1, 2001. Because the Company was not a party to derivative contracts at adoption of this standard, the adoption did not have a material impact on the financial position or results of operations of the Company.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The disclosure requirements of the statement were effective for fiscal year ending December 31, 2000. The adoption of the remaining provisions of this standard did not have a material impact on reported results of operations of the Company. The remaining provisions were effective April 1, 2001.

3.  INVESTMENT SECURITIES
    Amortized cost and estimated fair value of investment securities available for sale at December 31, 2001 and 2000 are as follows (in thousands):



2001                                                U.S.         State,      Mortgage-
                                                 Government    County, and    Backed
                                                  Agencies      Municipal    Securities   Other       Total
                                                  --------      ---------    ----------   -----       -----


Amortized cost ......................             $ 20,870       $  935      $ 6,841     $ 3,847    $ 32,493
Gross unrealized:
Gains ...............................                  580           37           13           -         630
Losses ..............................                    -            -         (120)          -        (120)
                                                  --------       ------      -------     -------    --------
Estimated fair value ................             $ 21,450       $  972      $ 6,734     $ 3,847    $ 33,003
                                                  ========       ======      =======     =======    ========



2000
                                          U.S.          U.S.         State,       Mortgage-
                                        Treasury     Government   County, and      Backed
                                       Securities     Agencies      Municipal    Securities      Other        Total
                                       ----------     --------      ---------    ----------      -----        -----

Amortized cost ......................  $  7,494       $ 20,000       $  1,025      $  1,846     $ 2,924     $ 33,289
Gross unrealized:
Gains ...............................        21              -             22             4          66          113
Losses ..............................         -           (166)             -             -           -         (166)
                                       --------       --------       --------      --------     -------        -----
Estimated fair value ................  $  7,515       $ 19,834       $  1,047      $  1,850     $ 2,990     $ 33,236
                                       ========       ========       ========      ========     =======     ========

    Amortized cost and estimated fair value of investment securities held to maturity at December 31, 2001 and 2000 are as follows (in thousands):



2001                                                                                           U.S.
                                                                                             Government
                                                                                              Agencies     Total
                                                                                              --------     -----

      Amortized cost  ..............................................................         $ 4,060     $ 4,060
      Gross unrealized:
      Gains  .......................................................................               -           -
      Losses  ......................................................................              (3)         (3)
                                                                                             -------       -----
      Estimated fair value  ........................................................         $ 4,057     $ 4,057
                                                                                             =======       =====



      2000                                                                          U.S.        Mortgage-
                                                                                 Government      Backed
                                                                                  Agencies      Securities    Total
                                                                                  --------      ----------    -----


      Amortized cost   .................................................          $ 7,457          $  3      $ 7,460
      Gross unrealized:
      Gains  ...........................................................                -             -            -
      Losses  ..........................................................               (2)            -           (2)
                                                                                  -------          ----      -------
      Estimated fair value  ............................................          $ 7,455          $  3      $ 7,458
                                                                                  =======          ====      =======


    Interest income earned on tax-exempt securities in 2001, 2000 and 1999 was approximately $48,000, $52,000 and $87,000, respectively. Dividends of approximately $226,000, $146,000 and $113,000 on stock of the Federal

    Reserve  Bank and the  Federal  Home Loan Bank are  included  in interest on
    investment   securities   available  for  sale  in  2001,   2000  and  1999,
    respectively.


    The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below (in thousands):



                                                             Investment Securities         Investment Securities
                                                               Available for Sale            Held to Maturity
                                                           -------------------------     ------------------------
                                                            Amortized      Estimated     Amortized      Estimated
                                                              Cost        Fair Value       Cost        Fair Value
                                                              ----        ----------       ----        ----------



Due in:
One year or less .......................................    $ 3,060         $ 3,067      $     -         $     -
After one through five years ...........................     18,136          18,715        4,060           4,057
After five through ten .................................          -               -            -               -
Over ten years .........................................        609             640            -               -
Mortgage-backed securities and others ..................     10,688          10,581            -               -
                                                            -------         -------      -------         -------
                                                            $32,493         $33,003      $ 4,060         $ 4,057
                                                            =======         =======      =======         =======

At December 31, 2001, securities with an amortized cost of approximately $30,416,000 and an estimated fair value of approximately $30,921,000 were pledged to secure public funds, treasury tax and loan deposits, and repurchase agreements.


4.  LOANS, ALLOWANCE FOR LOAN LOSS AND NONPERFORMING ASSETS

    Loans at December 31, 2001 and 2000 were comprised of the following (in thousands):

                                                                                 2001                     2000
                                                                              ---------                ---------
Commercial, financial, and agricultural .............................         $ 280,453                $ 192,540
Real estate--construction ...........................................            41,064                   33,648
Real estate--mortgages held for sale ................................             9,908                      962
Real estate--mortgage ...............................................           147,973                  119,701
Installment and consumer lines ......................................            42,157                   33,970
                                                                              ---------                ---------
    Total loans, net of unearned interest and fees ..................           521,555                  380,821
Less allowance for loan loss ........................................            (5,205)                  (3,670)
                                                                              ---------                ---------
     Net loans ......................................................         $ 516,350                $ 377,151
                                                                              =========                =========

    Activity in the allowance for loan loss account was as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                                           2001             2000         1999
                                                                         -------           -------      -------
Balance beginning of year ..................................             $ 3,670           $ 2,671      $ 1,875
Provision ..................................................               2,050             1,350        1,160
Charge-offs ................................................                (875)             (524)        (634)
Recoveries .................................................                 250               173          270
Republic acquisition .......................................                 110                 -            -
                                                                         -------           -------      -------
Balance at end of year .....................................             $ 5,205           $ 3,670      $ 2,671
                                                                         =======           =======      =======

    Nonaccrual loans totaled approximately $1,377,000 and $579,000 at December 31, 2001 and 2000, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $96,000, $25,000 and $23,000, in 2001, 2000 and 1999,
    respectively. In addition to nonaccrual loans, nonperforming assets include other real estate owned related to property acquired by foreclosure in settlement of debt and repossessed assets. Other real estate owned and repossessed assets was approximately $229,000 and $56,000 at December 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated statements of financial condition.

    The Company recognizes income on impaired loans primarily on the cash basis. Impaired loans are considered to be loans with a probability that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any change in the present value of expected cash flows is recognized through the allowance for loan loss. Impaired loan information for the year ended December 31, 2001, 2000 and 1999 is as follows (in thousands):



                                                                                     2001          2000          1999
                                                                                     ----          ----          ----

Impaired loans with an allowance ...........................................        $1,361        $1,041        $  686
                                                                                    ======        ======        ======
Allowance for impaired loans ...............................................        $  204        $  213        $  159
                                                                                    ======        ======        ======
Interest income recognized on impaired loans during the year ...............        $   66        $   40        $   21
                                                                                    ======        ======        ======


    The  average   balance  of  impaired  loans  during  2001,   2000  and  1999
    approximated $1.0 million.

5.  PREMISES AND EQUIPMENT
    Premises and equipment were comprised of the following components at December 31 (in thousands):


                                                                        2001           2000
                                                                     --------       --------
Buildings and improvements .............................             $ 20,011       $ 15,731
Equipment and furnishings ..............................                8,475          6,974
Land ...................................................                5,224          4,738
Construction in progress ...............................                    5          1,421
                                                                     --------       --------
                                                                       33,715         28,864
Less accumulated depreciation ..........................               (7,548)        (6,431)
                                                                     --------       --------
                                                                     $ 26,167       $ 22,433
                                                                     ========       ========

    Depreciation expense was approximately $1,503,000, $997,000 and $792,000 for 2001, 2000 and 1999, respectively.

6.  TIME DEPOSITS

    At December 31, 2001, the scheduled maturities of certificates of deposit are as follows (in thousands):



            2002  ......................................       $237,063
            2003  ......................................         14,758
            2004  ......................................         13,769
            2005  ......................................          2,702
            2006 and thereafter  .......................            245
                                                               --------
                                                               $268,537
                                                               ========


7.  REPURCHASE AGREEMENTS


    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. These transactions do not satisfy the financial instrument sale criteria outlined under generally accepted accounting principles. Therefore, the investment securities remain recorded on the Company's balance sheet, while the related repurchase agreements are reflected as borrowed funds. The daily average balance of these agreements during 2001, 2000 and 1999 was approximately $12,284,000, $7,666,000 and
    $6,854,000, respectively. Interest expense in 2001, 2000 and 1999 was approximately $443,000, $447,000 and $322,000, respectively, resulting in an average rate paid of 3.61% in 2001, 5.83% in 2000 and 4.70% in 1999. The highest amount outstanding during 2001, 2000 and 1999 was approximately $19,136,000, $16,542,000 and $10,700,000, respectively.

8.  OTHER BORROWINGS

    During 2001 and 2000 the Bank received funding from Federal Home Loan Bank advances. The advances were collateralized by a portion of the Bank's residential mortgage portfolio and the average rate paid in 2001 and 2000 on the advances was 5.06% and 6.77%, respectively. Interest expense paid on Federal Home Loan Bank advances was approximately $1,061,000 in 2001 and $1,176,000 in 2000. The highest amount outstanding during 2001 and 2000 was $40,000,000 and $30,000,000, respectively. There were no balances outstanding at December 31, 2001 and $30,000,000 outstanding at December 31, 2000.

    In April 2001, the Company entered into a 364-day, $10 million line of credit with a bank. The contractual agreement provides for interest at 90-day Libor plus 145 basis points and is collateralized by the Company's investment in CNB National Bank. During 2001, the Company drew down $7,000,000 under this line and incurred interest expense of $97,000. This line of credit was modified in October 2001 as discussed below.

    In October 2001, the line of credit agreement was modified into two facilities as follows:

      o Facility A: $3,000,000 line of credit maturing June 30, 2002. Interest is variable at 90-day Libor plus 145 basis points.
      o Facility B: $10,000,000 term loan maturing October 3, 2006. Interest is variable at 90-day Libor plus 170 basis points and was 4.30% at December 31, 2001. Semi-annual principal payments of $714,286 begin in April 2004, with the remainder due at maturity.

    In connection with the line of credit agreement, the Company is required to maintain compliance with certain covenants and restrictions. The following financial covenants are to be maintained on a quarterly basis and are calculated at the Bank-level:

      o Interest coverage ratio of greater than or equal to 2.00x through September 30, 2003.

      o Debt service coverage ratio of greater than or equal to 0.85x through September 30, 2002; 1.00x from October 1, 2002 through September 30, 2003; 1.25x from October 1, 2003 through September 30, 2004; and 1.50x from October 1, 2004 through maturity.

      o Ratio of non-performing assets to total loans plus other real estate owned and repossessed assets of less than or equal to 1.25%.

      o Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a "well-capitalized" institution (currently 8% and 10%, respectively). Also, maintenance of a leverage capital ratio of greater than 6%.

         In addition, the Company is subject to the following restrictions:

      o  No additional debt is permitted without consent of the lender.

      o  No  increases   in  dividends   paid  by  the  Company  to  its  common
         shareholders are permitted without consent of the lender.

    Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2001, the Company was in compliance with all covenants.

    At December 31, 2001, there was $10,000,000 outstanding under Facility B, consisting of the original $7,000,000 and an additional $3,000,000 received at the origination date of the term loan. There have been no advances under Facility A through December 31, 2001. The Company did not have any long-term debt outstanding during 2000.

    In addition to the amended line of credit agreement, the Company entered into a $10,000,000 notional pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 90-day Libor plus 170 basis points. The interest rate swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10,000,000 term loan noted above (Facility B). Interest expense on Facility B during 2001, including the impact of the interest rate swap, was $165,000. The notional amount of the interest rate swap amortizes in the same manner as Facility B.

 9.    OTHER OPERATING EXPENSES

      Components of other operating expenses are as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                  2001        2000        1999
                                                 ------      ------      ------
Data processing .......................          $1,104      $  650      $  590
Advertising and promotion .............             687         541         354
Postage and delivery ..................             671         551         468
Legal and professional ................             618         487         327
Telephone .............................             595         584         423
Supplies ..............................             578         404         299
Amortization of intangible assets .....             543         179         179
Regulatory fees .......................             255         149         143
Loan expense ..........................             248         194         165
Administrative ........................             211         196         182
Insurance and bonding .................             105          89          72
Education expense .....................             101          62          53
Dues and subscriptions ................             100         103          78
Directors fees ........................              70          72          57
Other general operating ...............              67         174          52
Other .................................             518         287         281
                                                 ------      ------      ------
                                                 $6,471      $4,722      $3,723
                                                 ======      ======      ======

10. INCOME TAXES

    The income tax provision (benefit) for the years ended December 31, 2001, 2000 and 1999 consisted of the following components (in thousands):

                                                                          2001           2000         1999
                                                                        -------        -------       -------
Current:
     Federal .........................................                  $ 1,958        $ 1,432       $ 1,598
     State ...........................................                      351            263           207
                                                                        -------        -------       -------
         Total .......................................                  $ 2,309        $ 1,695       $ 1,805
                                                                        =======        =======       =======
Deferred:
     Federal .........................................                  $  (611)       $  (315)      $  (244)
     State ...........................................                     (104)           (55)            2
                                                                        -------        -------       -------
         Total .......................................                  $  (715)       $  (370)      $  (242)
                                                                        =======        =======       =======
Total:
     Federal .........................................                  $ 1,347        $ 1,117       $ 1,354
     State ...........................................                      247            208           209
                                                                        -------        -------       -------
         Total .......................................                  $ 1,594        $ 1,325       $ 1,563
                                                                        =======        =======       =======


    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:




                                                                                                         2001           2000
                                                                                                       -------         -------
Deferred tax liabilities:
     Property and equipment ..............................................................             $  (755)        $  (697)
     Unrealized gain on investment securities available for sale ........................                (194)              -
     Unearned loan fees ..................................................................                 (68)            (78)
                                                                                                       -------         -------
                                                                                                        (1,017)           (775)
Deferred tax assets:
     Loan loss provisions ................................................................               1,776           1,191
     Unrealized loss on investment securities available for sale .........................                   -              20
     Intangible assets ...................................................................                 179             125
     Other items .........................................................................                 185              20
                                                                                                       -------         -------
                                                                                                         2,140           1,356
                                                                                                       -------         -------
Net deferred tax asset ...................................................................             $ 1,123         $   581
                                                                                                       =======         =======

    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2001, 2000 and 1999:



                                                                              2001          2000           1999
                                                                              ----          ----           ----

Statutory rates .....................................................         34.0%         34.0%          34.0%
Increase (decrease) resulting from:
     Effect of tax-exempt income ....................................         (2.1)         (2.7)          (2.7)
     State income taxes, net ........................................          3.6           2.5            2.5
     Nondeductible expenses .........................................         (0.3)          0.8            0.9
                                                                              ----          ----           ----
                                                                              35.2%         34.6%          34.7%
                                                                              ====          ====           ====



11. COMPREHENSIVE INCOME


    The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available for sale and cash flow hedges, net of income taxes.



    Comprehensive income for the years ended December 31, 2001, 2000 and 1999 is calculated as follows (in thousands):

                                                                                           2001             2000             1999
                                                                                           ----             ----             ----

Unrealized gain (loss) recognized in other comprehensive
       income (net):
     Available for sale securities ..............................................         $   563          $   804          $(1,523)
     Interest rate swap designated as cash flow hedge ...........................               9                -                -
                                                                                          -------          -------          -------
     Total unrealized gains (loss) before income taxes ..........................             572              804           (1,523)
     Income taxes ...............................................................             213              300             (568)
                                                                                          -------          -------          -------
       Net of tax ...............................................................         $   359          $   504          $  (955)
                                                                                          =======          =======          =======

Amounts reported in net income:
     Gain on sale of securities .................................................         $   129          $     -          $     -
     Interest rate swap designated as cash flow hedge ...........................             (54)               -                -

     Net amortization (accretion) ...............................................              (6)              13             (278)
                                                                                          -------          -------          -------
     Reclassification adjustment ................................................              69               13             (278)
     Income taxes ...............................................................             (26)              (5)              96
                                                                                          -------          -------          -------
       Reclassification adjustment, net of tax ..................................         $    43          $     8          $  (182)
                                                                                          =======          =======          =======

Amounts reported in other comprehensive income:
     Net unrealized gain (loss) arising during period, net of tax ...............         $   402          $   512          $(1,137)
     Reclassification adjustment, net of tax ....................................             (43)              (8)         $   182
                                                                                          -------          -------          -------
     Unrealized gain (loss) recognized in other comprehensive
       income (net) .............................................................             359              504             (955)
     Net income .................................................................           2,941            2,507            2,941
                                                                                          -------          -------          -------
       Total comprehensive income ...............................................         $ 3,300          $ 3,011          $ 1,986
                                                                                          =======          =======          =======

 12.  LOANS TO RELATED PARTIES

      Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted to (or in some cases, guaranteed loans by) the Bank. An analysis of such activities follows (in thousands):


                                                         2001             2000
                                                       -------          -------


Balance, January 1 ............................        $ 7,093          $ 3,690
    Participations ............................           (758)               -
    New loans and advances ....................          2,482            4,936
    Repayments (excluding renewals) ...........           (594)          (1,533)
                                                       -------          -------
Balance, December 31 ..........................        $ 8,223          $ 7,093
                                                       =======          =======


    The loans set forth above were made in the normal course of business at prevailing interest rates and terms.

13. DIVIDEND RESTRICTIONS
    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 2001, the Bank had approximately $4,014,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

14. EQUITY
    Dividends Declared
    The Company declared cash dividends of $0.20 per share in 2001, 2000 and 1999.

    Common Stock
    During February 1999, the Company sold 1,250,000 shares of common stock resulting in proceeds of approximately $11.4 million, net of underwriting discount and expenses.

15. STOCK BASED COMPENSATION
    Stock Options
    The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The terms of the Performance-Based Incentive Plan ("the Plan"), which were approved by shareholders at the annual meeting in April 1998, allowed for a maximum grant of 540,000 shares. In May 2001, shareholders approved a proposal to amend the number of shares that may be granted under the long-term incentive component of the Plan to 800,000 shares. Prior to the approval of the Plan, there were issued and outstanding options totaling 166,766 of which 33,306 were exercised in 2000 and 18,626 were exercised in 2001. There are 245,650 shares remaining to be issued under the Plan as of December 31, 2001. Generally, the options granted under the Plan become exercisable over a three to four year period following the year of grant, and expire ten years after the date of the grant. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

    Options outstanding and the activity for December 31, 2001, 2000 and 1999 are presented below:


                                                             2001                       2000                     1999
                                                      ----------------------   -----------------------   ----------------------
                                                                  Weighted-                 Weighted-                Weighted-
                                                                  Average                   Average                  Average
                                                      Shares     Grant Price   Shares      Grant Price   Shares     Grant Price
                                                      ------     -----------   ------      -----------   ------     -----------
Employee stock option plans:
   Outstanding at beginning of year ............     621,760      $   7.58     552,566      $   7.63     359,766      $   6.26
     Options granted ...........................      72,500          9.60     102,500          8.64     214,600          9.92
     Options exercised .........................      30,876          5.39      33,306          3.41       1,800          5.00
     Options forfeited .........................      25,750          8.86           -          -         20,000          8.00
                                                     -------      --------     -------      --------     -------      --------
   Outstanding at end of year ..................     637,634      $   8.34     621,760      $   7.58     552,566      $   7.63
                                                     =======      ========     =======      ========     =======      ========
   Options exercisable at year-end  ............     493,087      $   7.97     391,784      $   7.40     258,466      $   5.90
                                                     =======      ========     =======      ========     =======      ========

Weighted-average fair value of options                            $   3.17                  $   2.86                  $   2.59
     granted during the year  ..................                  ========                  ========                  ========


    The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 2001, 2000 and 1999, over the vesting life of the options, pro forma net income would be as indicated below (dollars in thousands, except per share data):



                                                               As Reported                          Pro Forma
                                                    ----------------------------          -----------------------------
                                                     2001       2000        1999           2001        2000        1999
                                                     ----       ----        ----           ----        ----        ----


Net income  .............................           $2,941      $2,507     $2,941         $2,818      $2,407     $ 2,658
Basic earnings per common share  ........           $ 0.48      $ 0.41     $ 0.49         $ 0.46      $ 0.39      $ 0.44
Diluted earnings per common share  ......           $ 0.48      $ 0.41     $ 0.48         $ 0.46      $ 0.39      $ 0.44


    In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted-average grant date fair values of the options granted during 2001, 2000 and 1999 were based on the following assumptions:



                                                           Risk-Free                        Dividend
                                                         Interest Rates                       Yield
                                                     -------------------------       ------------------------
                                                     2001      2000       1999       2001      2000      1999
                                                     ----      ----       ----       ----      ----      ----

     Performance-Based Incentive and other stock
     option plans  ...........................       3.75%     6.52%      5.89%      2.08%     2.50%     2.03%



                                                            Expected Lives                           Volatility
                                                     --------------------------------        ------------------------------
                                                     2001          2000          1999        2001         2000         1999
                                                     ----          ----          ----        ----         ----         ----

     Performance-Based Incentive and other stock
     option plans  ...........................     6 years       6 years        6 years      36%           30%         20%



    Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 2001, 2000 and 1999 may not be indicative of future amounts.

    The following table summarizes information about stock options outstanding at December 31, 2001.

                                                Outstanding                      Exercisable
                                   ------------------------------------      -----------------------
                                                 Average       Average                      Average
                Exercise                           Life        Exercise                     Exercise
              Price Range          Shares        (Years)        Price         Shares         Price
              -----------          ------        -------        -----         ------         -----

              $3.06-$3.64          13,844         1.50        $  3.64         13,844       $  3.64
              $4.00-$4.68          56,558         4.54           4.16         56,558          4.16
              $5.00-$8.00         229,732         7.24           7.66        227,065          7.65
              $9.00-$10.25        337,500         8.07           9.70        195,620          9.76
                                  -------         ----        -------        -------       -------
              Total               637,634         7.32        $  8.34        493,087       $  7.97
                                  =======         ====        =======        =======       =======



    Restricted Stock
    The Company awarded 17,500 shares of restricted stock under the Performance-Based Incentive Plan. The weighted average price of restricted stock vested during 2001, 2000 and 1999 was $9.00, $8.64 and $8.00, respectively. Compensation expense is recorded on restricted stock over the related vesting period. Compensation expense is measured based on the fair value of shares issued at the date of grant. At December 31, 2001, there was no unrecognized restricted stock expense.

16. EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands, except per share data):


                                                                                     2001                 2000                 1999
                                                                                     ----                 ----                 ----
Numerator:
  Net income ........................................................               $2,941               $2,507               $2,941
  Preferred stock dividends .........................................                    -                    -                    -
                                                                                     -----                -----                -----
  Numerator for basic earnings per share
    Income to common shareholders ...................................                2,941                2,507                2,941
  Effect of dilutive securities:
    Preferred stock dividends .......................................                    -                    -                    -
                                                                                     -----                -----                -----
  Numerator for diluted earnings per share
    Income available to common shareholders .........................               $2,941               $2,507               $2,941
                                                                                    ======               ======               ======


Denominator:
       Denominator for basic earnings per share
         Weighted-average shares                                                 6,094,670            6,095,471            5,995,474
       Effects of dilutive securities:
         Common stock options                                                       93,807               38,799               74,263
                                                                               -----------          -----------          -----------
       Dilutive potential common shares                                             93,807               38,799               74,263
                                                                               -----------          -----------          -----------
       Denominator for diluted earnings per share
         Adjusted weighted-average shares                                        6,188,477            6,134,270            6,069,737
                                                                               -----------          -----------          -----------
Basic Earnings Per Share                                                       $      0.48          $      0.41          $      0.49
                                                                               ===========          ===========          ===========
Diluted Earnings Per Share                                                     $      0.48          $      0.41          $      0.48
                                                                               ===========          ===========          ===========


    For the years ended December 31, 2000 and 1999, shares that could potentially be issued under options and potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive, totaled 275,145 and 117,842, respectively. There were no anti-dilutive shares for the year ended December 31, 2001.

17. EMPLOYEE BENEFITS
    Profit-Sharing Plan
    The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time and part-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan. Contributions and administrative expenses related to the plan and paid by the plan sponsor totaled approximately $274,000, $214,000 and $100,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Health and Welfare Plan
    The Company also provides health care, dental care, disability and life insurance benefits to all full-time employees. Total cost related to these benefits for 2001, 2000 and 1999 were approximately $653,000, $561,000 and $453,000, respectively. Beginning in April 2001, full-time employees who elected health care and/or dental care coverage contributed to a portion of the monthly premium cost.


18. CAPITAL

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

    Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject.

    The following table summarizes the actual and required capital levels and ratios for the Company and the Bank at December 31, 2001 and 2000.

                                                                           Adequately              Well
                                                         Actual            Capitalized          Capitalized
                                                         Amount    Ratio     Amount     Ratio     Amount     Ratio
                                                       ---------- -------- ----------- -------- ----------- -------
     As of December 31, 2001:
          Total capital (to risk-weighted assets):
             Consolidated  .......................      $44,745     9.0%    $39,688      8.0%    $49,611     10.0%
             Bank  ...............................       51,729    10.4%     39,667      8.0%     49,584     10.0%

          Tier I capital (to risk-weighted assets):
             Consolidated  .......................       39,540     8.0%     19,844      4.0%     29,767      6.0%
             Bank  ...............................       46,524     9.4%     19,834      4.0%     29,750      6.0%

          Tier I capital (to average assets):
             Consolidated  .......................       39,540     6.5%     24,242      4.0%     30,302      5.0%
             Bank  ...............................       46,524     7.7%     24,175      4.0%     30,219      5.0%

     As of December 31, 2000:
          Total capital (to risk-weighted assets):
             Consolidated  .......................       47,306    12.0%     31,559      8.0%     39,448     10.0%
             Bank  ...............................       37,959     9.9%     30,838      8.0%     38,548     10.0%

          Tier I capital (to risk-weighted assets):
             Consolidated  .......................       43,636    11.1%     15,779      4.0%     23,669      6.0%
             Bank  ...............................       34,289     8.9%     15,419      4.0%     23,129      6.0%

          Tier I capital (to average assets):
             Consolidated  .......................       43,636     9.8%     17,862      4.0%     22,328      5.0%
             Bank  ...............................       34,289     7.8%     17,500      4.0%     21,875      5.0%

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

     Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $122,000,000 and $77,000,000 at December 31, 2001 and 2000, respectively.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $7,373,000 and $6,760,000 of standby letters of credit outstanding at December 31, 2001 and 2000, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

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

     Federal Reserve Requirement
     The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2001 and 2000 was approximately $250,000 and $8.8 million, respectively. The decline in the required reserve level from 2000 to 2001 was due to a change by the Company in the application of Federal Reserve regulations surrounding the definition of transaction accounts.

     Legal Contingencies
     The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition, operations, or liquidity of the Company.

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

              Loans
              The loan portfolio is segregated into categories and the fair value of each loan category is calculated using present value techniques based on projected cash flows and estimated discount rates. The calculated present values are then reduced by an allocation of the allowance for loan loss against each respective loan category.

              Deposits
              The fair values of non-interest bearing deposits, NOW accounts, money market accounts, and savings accounts are the amounts payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

              Interest Rate Swap
              The interest rate swap is recorded at fair value of $9,000 at December 31, 2001. Fair value is based on a dealer quote at December 31, 2001, which is estimated from market interest rate curves as of the valuation date.


              Commitments to Extend Credit and Standby Letters of Credit
              The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 2001 and 2000 and are based upon fees charged to enter into similar arrangements as of these dates.

     The Company's financial instruments that have estimated fair values differing from their respective carrying values are presented as follows at December 31, 2001 and 2000 (in thousands):

                                                                        2001                             2000
                                                              --------------------------       --------------------------
                                                              Carrying        Estimated        Carrying        Estimated
                                                               Amount         Fair Value        Amount         Fair Value
                                                               ------         ----------        ------         ----------


     Financial assets:
           Investment securities held to maturity  .....      $  4,060         $  4,057        $  7,460         $  7,458
           Net loans  ..................................      $516,350         $532,776        $377,151         $376,983
     Financial liabilities:
           Time deposits  ..............................      $268,537         $270,917        $185,739         $185,627




     While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such financial instruments at December 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 are not necessarily indicative of fair values at future dates.


21.  BRANCH ACQUISITIONS
     On May 11, 2001, the Company purchased the Lake City and Live Oak branches of Republic Bank. The Company acquired loans and deposits of approximately $12,000,000 and $62,000,000, respectively. The Company also recorded a core deposit intangible of approximately $6,000,000, which is being amortized over its estimated life of 10 years. The results of operations of these branches are included in the results of operations of the Company from the date of acquisition forward.

22.  CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)


                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                     Assets


                                                                                            2001               2000
                                                                                        ------------       ------------
                                                                                             (dollars in thousands)

     Cash and cash equivalents  ...............................................         $    2,764         $      372
     Investment in CNB National Bank  .........................................             53,563             35,153
     Premises and equipment, net  .............................................                  -              8,800
     Other assets  ............................................................                345                339
                                                                                        ------------       ------------
             Total assets  ....................................................         $   56,672         $   44,664
                                                                                        ============       ============

                      Liabilities and Shareholders' Equity


     LIABILITIES
     Other borrowings  ........................................................         $   10,000         $        -
     Other liabilities  .......................................................                  3                 28
                                                                                        ------------       ------------
             Total liabilities  ...............................................             10,003                 28
                                                                                        ------------       ------------
     SHAREHOLDERS' EQUITY
     Common stock  ............................................................                 61                 61
     Additional paid-in capital  ..............................................             30,533             30,581
     Retained earnings  .......................................................             15,749             14,027
     Accumulated other comprehensive income (loss), net of taxes  .............                326                (33)
                                                                                        ------------       ------------
             Total shareholders' equity  ......................................             46,669             44,636
                                                                                        ------------       ------------
                  Total liabilities and shareholders' equity  .................         $   56,672         $   44,664
                                                                                        ============       ============


                               Statement of Income

                                                                                      For the Year Ended December 31,
                                                                                   2001             2000            1999
                                                                                ----------       ----------      ----------
                                                                                           (dollars in thousands)


     Dividend income  ................................................           $   824           $ 2,755         $ 1,679
     Interest income  ................................................                25                71             298
     Interest expense  ...............................................              (265)                -               -
                                                                                 --------          --------        --------
     Net interest and dividend income  ...............................               584             2,826           1,977
     Noninterest income ..............................................                 6                 2               -
     Noninterest expense .............................................              (154)             (451)         (1,016)
     Realized gains (losses) on available for sale securities  .......               125               (50)              -
                                                                                 --------          --------        --------
     Income before income taxes and equity
       in undistributed net income of subsidiary  ....................               561             2,327             961
     Income tax benefit ..............................................                98               160             268
                                                                                 --------          --------        --------
     Income before equity in undistributed net income of subsidiary ..               659             2,487           1,229
     Equity in undistributed net income of subsidiary  ...............             2,282                20           1,712
                                                                                 --------          --------        --------
     Net income  .....................................................           $ 2,941           $ 2,507         $ 2,941
                                                                                 ========          ========        ========


                            Statement of Cash Flows

                                                                                      For the Year Ended December 31,
                                                                                   2001             2000            1999
                                                                                 --------          --------        --------
                                                                                          (dollars in thousands)

     Cash flows from operating activities:
          Net income  .................................................          $  2,941          $  2,507        $  2,941
          Adjustments to reconcile net income to net cash provided by
            (used in) operating activities:
             Undistributed earnings of subsidiary  ....................            (2,282)              (20)         (1,712)
             Depreciation  ............................................                87                41               -
             Non-cash compensation  ...................................                20                58              71
             Realized gains on available for sale securities  .........              (125)                -               -
          Changes in assets and liabilities:
             Other assets  ............................................              (110)              187          (1,891)
             Other liabilities  .......................................               (25)               28             (10)
                                                                                 --------          --------        --------
               Net cash provided by (used in) operating activities  ...               506             2,801            (601)
                                                                                 --------          --------        --------
     Cash flows from investing activities:
          Cash paid related to investment in subsidiary  ..............            (7,000)                -         (10,000)
          Cash paid related to land purchase  .........................                 -                 -          (1,339)
          Purchases - buildings and improvements  .....................                 -            (5,010)              -
          Proceeds from sale of available for sale securities  ........               173                 -               -
          Purchase of available for sale securities  ..................                 -               (98)              -
                                                                                 --------          --------        --------
               Net cash used in investing activities  .................            (6,827)           (5,108)        (11,339)
                                                                                 --------          --------        --------
     Cash flows from financing activities:
          Proceeds from other borrowings  .............................            10,000                 -               -
          Cash dividends  .............................................            (1,219)           (1,226)         (1,159)
          Proceeds from exercise of stock options  ....................               166               113          11,377
          Payment to repurchase common stock  .........................              (234)             (395)            (96)
                                                                                 --------          --------        --------
               Net cash provided by (used in) financing activities  ...             8,713            (1,508)         10,122
                                                                                 --------          --------        --------
     Net increase (decrease) in cash and cash equivalents  ............             2,392            (3,815)         (1,818)
     Cash and cash equivalents, beginning of year  ....................               372             4,187           6,005
                                                                                 --------          --------        --------
     Cash and cash equivalents, end of year  ..........................          $  2,764          $    372        $  4,187
                                                                                 ========          ========        ========



      During 2001, the Parent Company transferred its Deerwood and Gainesville buildings, land and related equipment having a combined value of $8.7 million to the Bank as a capital contribution.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE.

None

                                    PART III

Except for the information relating to the Company's executive officers and its key employees, the material required by items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2002.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.
---------

        3(i)     Articles of Incorporation (Incorporated by reference to Exhibit
                 3.3 to the Company's  Registration  Statement No. 33-71082,  as
                 amended, on Form S-4 filed February 8, 1994).
        3(ii)    By-laws  (Incorporated  by  reference  to  Exhibit  3.4  to the
                 Company's  Registration  Statement No. 33-71082, as amended, on
                 Form S-4 filed February 8, 1994).
        10(i)    Bennett Brown Employment  Agreement  (Incorporated by reference to  Exhibit  10 of the  Company's  June 30,  1999 10-Q filed on
                 August 16, 1999).
        10(ii)   K. C. Trowell Employment  Agreement  (Incorporated by reference to Exhibit 10 (i) to the Company's  Pre-Effective Amendment No.
                 1 to its Registration Statement on Form S-2 filed as of January
                 26, 1999).
        10(iii)  G. Thomas Frankland  Employment   Agreement   (Incorporated  by
                 reference  to  Exhibit 10 (ii) to the  Company's  Pre-Effective
                 Amendment No. 1 to its Registration Statement on Form S-2 filed as of January 26, 1999).
        10(iv)   1998   Performance-Based   Incentive  Plan   (Incorporated   by
                 reference to Exhibit 99 to the Company's Registration Statement
                 on Form S-8 filed December 7, 1998).
        21       Subsidiaries of the Registrant.
        23       Consent of Arthur Andersen LLP,  independent  certified  public accountants.
        99       Letter  to  the  Commission  regarding  Arthur  Andersen  LLP's quality control system.


Report of Form 8-K:
-------------------

        The Company did not file a form 8-K during the last quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CNB Florida Bancshares, Inc.
                                                  ----------------------------
                                                          (Registrant)

                                         By:      ____________________________
                                                  G. Thomas Frankland
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                         Date:    March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                    Title                       Date
        ---------                    -----                       ----

   /s/ Thomas R. Andrews
   ----------------------           Director                 March 28, 2002
   Thomas R. Andrews

   /s/ Audrey S. Bullard
   ----------------------           Director                 March 28, 2002
   Audrey S. Bullard

   /s/ Raymon J. Land
   ----------------------           Director                 March 28, 2002
   Raymon J. Land

   /s/ Jon W. Pritchett
   ----------------------           Director                 March 28, 2002
   Jon W. Pritchett

   /s/ Marvin H. Pritchett
   ----------------------           Director                 March 28, 2002
   Marvin H. Pritchett

   /s/ William J. Streicher
   ----------------------           Director                 March 28, 2002
   William J. Streicher

   /s/ Halcyon E. Skinner
   ----------------------           Director                 March 28, 2002
   Halcyon E. Skinner

   /s/ K. C. Trowell
   ----------------------     Chairman, CEO & Director       March 28, 2002
   K. C. Trowell

   /s/ G. Thomas Frankland
   ----------------------      Executive Vice President      March 28, 2002
   G. Thomas Frankland       and Chief Financial Officer
                            (Principal Financial Officer)

   /s/ Martha S. Tucker
   ----------------------           Controller               March 28, 2002
   Martha S. Tucker        (Principal Accounting Officer)