Form 10-Q
period 2002-03-31
CNB FLORIDA BANCSHARES INC
filed 2002-05-13
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
      EXCHANGE ACT OF 1934 (no fee required)
      For the quarterly period ended March 31, 2002
                                     --------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
      For the transition period from ________ to ________





                           Commission File No. 0-25988


                          CNB Florida Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            FLORIDA                                              59-2958616
 ------------------------------                              ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)



     9715 Gate Parkway North
     Jacksonville, Florida                                         32246
    ------------------------                                 ------------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (904) 997-8484








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No___
                                            ---


The number of shares of the registrant's common stock outstanding as of April 30, 2002 was 6,095,953 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

         Consolidated Statement of Financial Condition .......................................................... 3
         Consolidated Statement of Income  .......................................................................4
         Consolidated Statement of Cash Flows ....................................................................5
         Notes to Consolidated Financial Statements ..............................................................6
         Selected Financial Data .................................................................................8

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview ................................................................................................9
         Results of Operations ...................................................................................9
         Liquidity and Interest Rate Sensitivity.................................................................12
         Earning Assets..........................................................................................15
         Funding Sources ........................................................................................19
         Capital Resources ......................................................................................19

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................................20

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings .............................................................................21

         Item 2.  Changes in Securities .........................................................................21

         Item 3.  Defaults Upon Senior Securities ...............................................................21

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................21

         Item 5.  Other Information .............................................................................21

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................21


                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                             March 31,        December 31,
                                                                  ASSETS                       2002               2001
                                                                                          ---------------   ---------------
Cash and cash equivalents:                                                                           (thousands)
     Cash and due from banks                                                               $    19,002       $    17,993
     Federal funds sold                                                                          7,775             2,100
     Interest-bearing deposits in other banks                                                      287               584
                                                                                                   ---               ---
       Total cash and cash equivalents                                                          27,064            20,677
Investment securities available for sale                                                        37,031            33,003
Investment securities held to maturity                                                           2,038             4,060
Loans:
     Commercial, financial and agricultural                                                    286,407           280,453
     Real estate - construction                                                                 43,982            41,064
     Real estate - mortgages held for sale                                                       5,218             9,908
     Real estate - mortgage                                                                    148,325           147,973
     Installment and consumer                                                                   41,187            42,157
                                                                                                ------            ------
       Total loans, net of unearned income                                                     525,119           521,555
Less:  Allowance for loan losses                                                                (5,371)           (5,205)
                                                                                                ------            ------
       Net loans                                                                               519,748           516,350

Premises and equipment, net                                                                     25,820            26,167
Intangible assets, net                                                                           6,615             6,802
Other assets                                                                                     6,024             4,962
                                                                                                 -----             -----
         TOTAL ASSETS                                                                      $   624,340       $   612,021
                                                                                           ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                           $    77,223       $    72,859
     Savings, NOW and money market                                                             200,365           191,495
     Time under $100,000                                                                       150,440           152,986
     Time $100,000 and over                                                                    121,620           115,551
                                                                                               -------           -------
       Total deposits                                                                          549,648           532,891
Securities sold under repurchase agreements and federal funds purchased                         12,009            18,148
Other borrowings                                                                                10,000            10,000
Other liabilities                                                                                5,421             4,313
                                                                                               -------           -------
       Total liabilities                                                                       577,078           565,352
                                                                                               -------           -------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                 -                 -
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,095,953 shares issued and outstanding at March 31, 2002 and
     6,106,453 shares issued and outstanding at December 31, 2001                                   61                61
Additional paid-in capital                                                                      30,540            30,533
Retained earnings                                                                               16,439            15,749
Accumulated other comprehensive income, net of taxes                                               222               326
                                                                                                   ---               ---
       Total shareholders' equity                                                               47,262            46,669
                                                                                                ------            ------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   624,340       $   612,021
                                                                                           ===========       ===========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                              2002                 2001
                                                                                           -------------     -------------
                                                                                                      (thousands)
Interest Income
    Interest and fees on loans                                                             $     9,252       $     8,907
    Interest on investment securities available for sale                                           436               519
    Interest on investment securities held to maturity                                              41               111
    Interest on federal funds sold                                                                  13                15
    Interest on interest-bearing deposits                                                            2                 3
                                                                                                  ----              ----
      Total interest income                                                                      9,744             9,555

Interest Expense
    Interest on deposits                                                                         3,665             4,130
    Interest on repurchases and federal funds purchased                                             61               186
    Interest on other borrowings                                                                   161               537
                                                                                                   ---               ---
      Total interest expense                                                                     3,887             4,853
                                                                                                 -----             -----
        Net interest income                                                                      5,857             4,702

Provision for Loan Losses                                                                          500               400
                                                                                                   ---               ---
    Net interest income after provision for loan losses                                          5,357             4,302

Non-Interest Income
    Service charges                                                                                740               564
    Secondary market mortgage sales                                                                473               195
    Other fees and charges                                                                         191               260
                                                                                                   ---               ---
      Total non-interest income                                                                  1,404             1,019

Non-Interest Expense
    Salaries and employee benefits                                                               2,743             2,413
    Occupancy and equipment expenses                                                               822               657
    Other operating expenses                                                                     1,594             1,318
                                                                                                 -----             -----
      Total non-interest expense                                                                 5,159             4,388
                                                                                                 -----             -----

Income before income taxes                                                                       1,602               933
    Provision for income taxes                                                                     607               323
                                                                                                   ---               ---

NET INCOME                                                                                 $       995       $       610
                                                                                           ===========       ===========

Earnings Per Share (Note 3):

    Basic earnings per share                                                               $      0.16       $      0.10
                                                                                           ===========       ===========
    Weighted average shares outstanding                                                      6,101,099         6,099,376
                                                                                           ===========       ===========

    Diluted earnings per share                                                             $      0.16       $      0.10
                                                                                           ===========       ===========
    Diluted weighted average shares outstanding                                              6,152,808         6,200,423
                                                                                           ===========       ===========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                              2002                 2001
                                                                                           -------------     -------------
                                                                                                     (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $       995       $       610
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                  620               406
    Provision for loan loss                                                                        500               400
    Investment securities amortization (accretion), net                                             42                (1)
    Non-cash compensation                                                                            -                10
    Changes in assets and liabilities:
       Other assets                                                                               (796)               30
       Other liabilities                                                                         1,107               773
                                                                                                 -----               ---
          Net cash provided by operating activities                                              2,468             2,228
                                                                                                 -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                          (11,253)          (10,026)
Purchases of investment securities held to maturity                                                  -                 -
Proceeds from maturities of securities available for sale                                        2,922               116
Proceeds from maturities of securities held to maturity                                              -                 2
Proceeds from called securities available for sale                                               4,000            10,000
Proceeds from called securities held to maturity                                                 2,021               410
Net increase in loans                                                                           (3,898)          (34,196)
Purchases of premises and equipment, net                                                           (86)           (1,033)
                                                                                                   ---            ------
          Net cash used in investing activities                                                 (6,294)          (34,727)
                                                                                                ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                        16,757            32,342
Net decrease in securities sold under repurchase agreements
   and federal funds purchased                                                                  (6,139)           (9,051)
Net increase in FHLB advances                                                                        -            10,000
Cash dividends                                                                                    (305)             (305)
Repurchase of common stock                                                                        (100)                -
                                                                                                  ----              ----
          Net cash provided by financing activities                                             10,213            32,986
                                                                                                ------            ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        6,387               487

CASH AND CASH EQUIVALENTS, beginning of period                                                  20,677            20,898
                                                                                                ------            ------

CASH AND CASH EQUIVALENTS, end of period                                                   $    27,064       $    21,385
                                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                    $     4,582       $     4,402
                                                                                           ===========       ===========

          Taxes paid                                                                       $       146       $         -
                                                                                           ===========       ===========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Management's discussion and analysis should be read in conjunction with the consolidated financial statements.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options and restricted stock outstanding during the periods ended March 31, 2002 and 2001.

Note 4.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three months ending March 31, 2002 and 2001.

                                                            Three Months
                                                           Ended March 31,
                                                        2002             2001
                                                        ----             ----

Net income                                           $     995        $     610
Other comprehensive income, net of tax:
    Unrealized gains on securities and
    cash flow hedge arising during the period              205              289
Less:  reclassification adjustment, net of tax             (17)              (1)
                                                           ---              ---
Total unrealized gain recognized in other
    comprehensive income                                   222              290
                                                           ---              ---
Total comprehensive income, net of tax               $   1,217        $     900
                                                     =========        =========


Note 5.  Recent Accounting Pronouncements
In July 2001,  the FASB  issued  SFAS No. 142,  Goodwill  and Other  Intangibles
("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Consequently, there was no goodwill amortization recorded during the three months ended March 31, 2002. The Company recorded goodwill amortization expense of $17,000 for the three months ended March 31, 2001. The Company's only other intangible asset consists of a $6.0 million core deposit intangible that is being amortized over its estimated useful life of 10 years.

SFAS 142 also requires the Company to complete a two-step transitional goodwill impairment test. The first step of the impairment test must be completed six months from the date of adoption and the second step must be completed as soon as possible, but no later than the end of the year of initial application. The Company adopted the provisions of SFAS 142 on January 1, 2002. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company. The Company completed the transitional goodwill impairment test during the first quarter of 2002 and determined that goodwill at transition was not impaired. In addition, the remaining useful life of the core deposit intangible asset was reviewed and considered to be appropriate.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  2002          2001
                                                                                --------      --------
       Dollars in thousands except per share information.
       =================================================================================================
       SUMMARY OF OPERATIONS:
       Total interest income                                                    $    9,744    $    9,555
       Total interest expense                                                       (3,887)       (4,853)
                                                                                ----------    ----------
       Net interest income                                                           5,857         4,702
       Provision for loan losses                                                      (500)         (400)
                                                                                ----------    ----------
       Net interest income after provision for loan losses                           5,357         4,302
       Non-interest income                                                           1,404         1,019
       Non-interest expense                                                         (5,159)       (4,388)
                                                                                ----------    ----------
       Income before taxes                                                           1,602           933
       Income taxes                                                                   (607)         (323)
                                                                                ----------    ----------
       Net income                                                               $      995    $      610
                                                                                ==========    ==========

       =================================================================================================
       PER COMMON SHARE:
       Basic earnings                                                           $     0.16    $     0.10
       Diluted earnings                                                               0.16          0.10
       Book value                                                                     7.75          7.43
       Dividends                                                                      0.05          0.05
       Actual shares outstanding                                                 6,095,953     6,099,376
       Weighted average shares outstanding                                       6,101,099     6,099,376
       Diluted weighted average shares outstanding                               6,152,808     6,200,423

       =================================================================================================
       KEY RATIOS:
       Return on average assets                                                       0.66%         0.51%
       Return on average shareholders' equity                                         8.48          5.50
       Dividend payout                                                               31.25         50.00
       Efficiency ratio                                                              71.05         76.70
       Total risk-based capital ratio                                                 8.87         11.13
       Average shareholders' equity to average assets                                 7.73          9.31
       Tier 1 leverage                                                                6.65          9.12

       =================================================================================================
       FINANCIAL CONDITION AT PERIOD-END:
       Assets                                                                   $  624,340    $  502,329
       Loans                                                                       525,119       414,925
       Deposits                                                                    549,648       400,028
       Shareholders' equity                                                         47,262        45,308

       =================================================================================================


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three months ended March 31, 2002 and 2001. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2001. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended March 31, 2002 were $995,000, or $0.16 per diluted share, compared to $610,000, or $0.10 per diluted share, in the first quarter of 2001. These results reflect growth in net interest income and in non-interest income. Non-interest expenses reflect the Company's expansion into new markets and infrastructure enhancements, such as completion of the Operations Center expansion, technology upgrades and improved employee training opportunities. Total assets increased to $624.3 million compared to $612.0 million at December 31, 2001. Included in the first quarter results for 2002 is the impact of the acquisition of the Lake City and Live Oak branches of Republic Bank in May 2001.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income for the first quarter of 2002 was $5.9 million, compared to $4.7 million for the first three months in 2001, an increase of 25%. The increase was due to loan and deposit growth, partially offset by the impact of lower spreads.

     Total average earning assets increased by $126.6 million, or 29% to $565.8 million in 2002, compared to $439.2 million in 2001. Increases in time, money market and other interest bearing deposits, including those accounts acquired from Republic Bank, were the main contributors in the $107.5 million, or 28%, growth in average interest bearing liabilities.

     Net  interest  margin  declined  to 4.20%  in the  first  quarter  of 2002, compared to 4.34% for the same period in 2001. Total earning asset yields decreased to 6.98% in 2002 from 8.82% in 2001 and rates on interest-bearing liabilities decreased to 3.23% in 2002 from 5.18% in 2001. The decline in earning asset yields is reflective of a drop in the Bank's prime rate of 475 basis points during 2001. The lower rates on interest bearing liabilities reflects a change in funding mix away from higher-cost sources to lower cost deposits, coupled with the lower interest rate environment. The Company continues to benefit from a reduction in funding costs as higher-rate certificates of deposit mature and are rolled over in today's lower rate environment. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 2002 and 2001.

                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                             Three Months Ended March 31, 2002            Three Months Ended March 31, 2001
                                            ------------------------------------         ------------------------------------
                                                          Interest                                     Interest
                                             Average     Income or      Average           Average     Income or      Average
                                             Balance      Expense        Rate             Balance      Expense        Rate
                                            ---------   ------------   ----------        ---------    -----------   ----------
                                                                         (dollars in thousands)
ASSETS:
  Federal funds sold                        $   3,154    $       13        1.67%         $   1,239    $       15        4.91%
  Investment securities
    available for sale                         38,692           436        4.57             33,277           519        6.33
  Investment securities
    held to maturity                            2,832            41        5.87              7,366           111        6.11
  Loans (1)                                   520,724         9,252        7.21            397,185         8,907        9.09
  Interest bearing deposits                       439             2        1.85                182             3        6.68
                                                 ----          ----        ----               ----          ----        ----

TOTAL EARNING ASSETS                          565,841         9,744        6.98            439,249         9,555        8.82
  All other assets                             49,083                                       44,202
                                             --------                                     --------

TOTAL ASSETS                                $ 614,924                                    $ 483,451
                                            =========                                    =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                     $ 171,855    $      763        1.80%         $ 119,003    $      961        3.28%
  Savings                                      21,004            39        0.75             16,743            57        1.38
  Time deposits                               268,598         2,863        4.32            192,755         3,112        6.55
  Repurchases and federal
     funds purchased                           16,100            61        1.54             13,727           186        5.50
 Short term borrowings                              -             -           -             37,833           537        5.76
 Other borrowings                              10,000           161        6.53                  -             -           -
                                             --------     ---------     -------           --------     ---------     -------
TOTAL INTEREST BEARING
  LIABILITIES                                 487,557         3,887        3.23            380,061         4,853        5.18
  Demand deposits                              75,373                                       53,446
  Other liabilities                             4,435                                        4,946
  Shareholders' equity                         47,559                                       44,998
                                             --------                                     --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $ 614,924                                    $ 483,451
                                            =========                                    =========
                                                                           ----                                         ----
INTEREST SPREAD (2)                                                        3.75%                                        3.64%
                                                                           ====                                         ====
                                                         ----------                                   ----------
NET INTEREST INCOME                                      $    5,857                                   $    4,702
                                                         ==========                                   ==========

NET INTEREST MARGIN (3)                                                    4.20%                                        4.34%
                                                                           ====                                         ====
----------------------------

(1) Interest income on average loans includes loan fee recognition of $123,000 and $321,000 in 2002 and 2001, respectively.
(2) Represents the average rate earned minus average rate paid.
(3) Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                               NET CHANGE MARCH 31,                   NET CHANGE MARCH 31,
                                            2001-2002 ATTRIBUTABLE TO:             2000-2001 ATTRIBUTABLE TO:
                                            --------------------------             --------------------------
                                                                       Net                                  Net
                                            Volume (1)    Rate (2)    Change       Volume (1)   Rate (2)   Change
                                            ----------    --------    ------       ----------   -------  ------
                                                                          (thousands)
INTEREST INCOME:
   Federal funds sold                        $     23    $    (25)     $    (2)     $    (58)  $    (3)     $   (61)
   Investment securities available for sale        84        (167)         (83)          (11)       (6)         (17)
   Investment securities held to maturity         (68)         (2)         (70)          (44)        7          (37)
   Loans                                        2,770      (2,425)         345         2,611       117        2,728
   Interest bearing deposits                        4          (5)          (1)           (2)       (1)          (3)
                                                ------     -------         ----        ------      ----       ------
      Total                                     2,813      (2,624)         189         2,496       114       2 ,610
                                                ------     -------         ----        ------      ----       ------


INTEREST EXPENSE:
   NOW and money markets                          427        (625)        (198)          118        42          160
   Savings                                         15         (33)         (18)           (2)       (1)          (3)
   Time deposits                                1,224      (1,473)        (249)          659       540        1,199
   Repurchases and federal funds
     purchased                                      9        (134)        (125)          104         5          109
   Short term borrowings                         (537)          -         (537)          537         -          537
   Other borrowings                               161           -          161             -         -            -
                                                ------     -------         ----        ------      ----       ------
      Total                                     1,299      (2,265)        (966)        1,416       586        2,002
                                                ------     -------         ----        ------      ----       ------
         Net interest income                 $  1,514    $   (359)     $ 1,155      $  1,080   $  (472)     $   608
                                             =========   =========     ========     =========  ========     ========

--------------------------

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




Non-Interest Income

     Non-interest income totaled $1.4 million for the first quarter of 2002, an increase of 38% from $1.0 million earned in the comparable period in 2001. The increase was primarily attributed to growth in mortgage loan sales and the increased deposit base. Service charges on deposit accounts increased $176,000, or 31% in 2002 compared to the same period in 2001. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, fees from loans sold in the secondary market, net gains and losses from sale of securities and other miscellaneous fees, had an increase of $209,000, or 46% for the first three months of 2002 compared to the comparable 2001 period.

     Non-interest income, annualized, as a percentage of average assets was 0.93% for the first quarter ended March 31, 2002, compared to 0.85% for the comparable period in 2001.

Non-Interest Expense

     Non-interest expense increased 18% to $5.2 million in the 2002 quarter compared to $4.4 million in the 2001 first quarter. This increase is primarily attributable to the increased costs resulting from two de novo branch openings and the Republic Bank branch acquisitions in 2001, increased commissions resulting from mortgage originations and amortization of the core deposit intangible from the Republic Bank branch acquisitions. Annualized, non-interest expense as a percentage of average assets was 3.40% for the first quarter of 2002, compared to 3.68% for the 2001 first quarter, reflecting the realization of efficiencies gained through the expansion of our operational platform. Salaries and employee benefits increased $330,000 or 14% to $2.7 million for the first three months of 2002, compared to $2.4 million for the same period in 2001. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.81% from 2.02%, for the first quarter of 2002 and 2001, respectively. Average full-time equivalent employees increased by 27 during the first quarter of 2002 as compared to the same period in 2001.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased $165,000, or 25% during the three months ended March 31, 2002 compared to the same period in 2001. The increase is primarily attributable to costs associated with the two new de novo branches in the First Coast Division and the purchase of the two branches from Republic Bank in May 2001.

     Other operating expenses increased $276,000, or 21%, in the first quarter of 2002 compared to the same period in 2001. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                                  Three Months Ended March 31,
                                                      2002             2001
                                                ---------------  ---------------
                                                           (thousands)


         Data processing                          $    319        $    264
         Legal and professional                        196             104
         Amortization of intangible assets             187              45
         Telephone                                     179             111
         Postage and delivery                          157             143
         Supplies                                      116             134
         Advertising and promotion                     113             160
         Regulatory fees                                58              43
         Loan expenses                                  46              65
         Administrative                                 44              61
         Insurance and bonding                          24              39
         Dues and subscriptions                         24              21
         Education expense                              22              16
         Other general operating                        20              10
         Directors fees                                 19              22
         Other                                          70              80
                                                   -------         -------
         Total other operating expenses           $  1,594        $  1,318
                                                   =======         =======


Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2002 is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $59.8 million and represented 11% of average total deposits during the first quarter of 2002, compared to $54.0 million and 14% for 2001. Average loans were 97% and 104% of average deposits for the three month period ended March 31, 2002 and 2001, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company has a $3 million line of credit with one of its correspondent banks. The line of credit matures on June 30, 2002 with interest floating quarterly at 3-month Libor plus 145 basis points. There are no amounts outstanding on the $3 million line of credit. The line of credit is collateralized by 100% of the common stock of the Bank.

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

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at March 31, 2002, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 3.42%. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 3.01% as compared to a stable rate environment. A similar 200 basis point increase (decrease) would have decreased (increased) the Bank's market value of equity by 2.15% and (2.04)%, respectively. Market value of equity is defined as the difference between the estimated fair value of the Company's assets less the estimated fair value of liabilities.

     In Table 3, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
March 31, 2002
(dollars in thousands)

                                                                                                                      Fair
                                        1 Year     2 Years    3 Years    4 Years    5 Years    Beyond      TOTAL      Value
                                        ------     -------    -------    -------    -------    ------      -----      -----
INTEREST-EARNING ASSETS:

Gross Loans
     Fixed rate loans                 $  78,292  $  44,827  $  38,069  $  29,849  $  37,073  $  83,053  $ 311,163  $ 316,700
       Average interest rate               7.65%      8.06%      8.08%      8.30%      7.65%      7.43%      7.76%

     Variable rate loans                 59,129     32,826     11,892     19,548     10,277     80,284    213,956    218,756
       Average interest rate               5.76%      5.33%      6.17%      5.60%      6.26%      7.47%      6.37%

Investment securities (1)
     Fixed rate investments               5,662     14,141      5,631      3,519          -      6,222     35,175     35,415
       Average interest rate               2.72%      5.06%      4.86%      5.54%                 4.79%      4.65%

     Variable rate investments                -          -          -          -          -        666        666        674
       Average interest rate                                                                      5.31%      5.31%

Federal funds sold                        7,775          -          -          -          -          -      7,775      7,775
       Average interest rate               1.66%                                                             1.66%

Other earning assets (2)                  3,266          -          -          -          -          -      3,266      3,266
       Average interest rate               5.65%                                                             5.65%
                                        -------    -------    -------    -------    -------    -------    -------    -------


Total interest-earning assets         $ 154,124  $  91,794  $  55,592  $  52,916  $  47,350  $ 170,225  $ 572,001  $ 582,586
       Average interest rate               6.40%      6.62%      7.35%      7.12%      7.35%      7.34%      6.95%
                                      =========  =========  =========  =========  =========  =========  =========  =========


INTEREST-BEARING LIABILITIES:

NOW                                   $  57,420  $       -  $       -  $       -  $       -  $  57,954  $ 115,374  $ 115,374
       Average interest rate               2.21%                                                 0.50%      1.35%

Money market                             58,834          -          -          -          -      4,670     63,504     63,504
       Average interest rate               2.42%                                                  1.58%      2.36%

Savings                                       -          -          -          -          -     21,487     21,487     21,487
       Average interest rate                                                                      0.75%      0.75%

CD's under $100,000                     122,315      9,816     14,219      3,798        292          -    150,440    150,517
       Average interest rate               3.73%      4.33%      4.17%      4.28%      4.40%                3.83%

CD's $100,000 and over                  106,148      5,299      8,147      1,694        332          -    121,620    122,062
       Average interest rate               4.15%      4.73%      4.47%      4.81%      4.10%                 4.21%

Securities sold under
   repurchase agreements and
   federal funds purchased               12,009          -          -          -          -          -     12,009     12,009
       Average interest rate               1.43%                                                             1.43%

Other borrowings  (3)                         -          -          -          -     10,000          -     10,000     10,000
       Average interest rate                                                           3.58%                 3.58%
                                        -------    -------    -------    -------    -------    -------    -------    -------

Total interest-bearing liabilities    $ 356,726  $  15,115  $  22,366  $   5,492  $  10,624  $  84,111  $ 494,434  $ 494,953
       Average interest rate               3.32%      4.47%      4.28%      4.44%      3.62%      0.62%      2.96%
                                      =========  =========  =========  =========  =========  =========  =========  =========
-------------------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $250,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 78% of total deposits at March 31, 2002 consistent with 78% at December 31, 2001. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                 March 31, 2002
                             (dollars in thousands)

                                                           Amount
                                                           ------

               Three months or less                       $ 36,114
               Three through six months                     30,058
               Six through twelve months                    39,976
                Over twelve months                          15,472
                                                           -------
               Total                                      $121,620
                                                           =======


EARNING ASSETS

Loans

     Lending activities are CNB's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. During the first quarter of 2002, average loans were $520.7 million and were 97% of average deposits, compared to $397.2 million and 104% for the same period in 2001. The following table reflects the composition of the Company's loan portfolio as of March 31, 2002 compared to December 31, 2001.

                       Table 5: Loan Portfolio Composition

                                                  March 31,        December 31,
                                                    2002               2001
                                               --------------     --------------
                                                          (thousands)
Commercial, financial and agricultural          $   286,407        $   280,453
Real estate - mortgage                              148,325            147,973
Real estate - mortgages held for sale                 5,218              9,908
Real estate - construction                           43,982             41,064
Installment and consumer                             41,187             42,157
                                                   --------           --------

Total loans, net of unearned income                 525,119            521,555
Less: allowance for loan losses                      (5,371)            (5,205)
                                                  ---------          ---------

Net loans                                       $   519,748        $   516,350
                                                ===========        ===========


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

     The allowance for loan losses on March 31, 2002, was 1.02% of total loans, compared to 1.00% at December 31, 2001 and 0.96% at March 31, 2001. Table 6:
"Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 6: Allocation of Allowance for Loan Losses

                                    March 31,                December 31,
                                       2002                      2001
                              ----------------------   -------------------------
                                   Percent of                Percent of
                                  Loans in Each             Loans in Each
                                   Category to               Category to
                              Amount    Total Loans     Amount     Total Loans
                             --------  -------------   --------   -------------
                                           (dollars in thousands)
Commercial, financial
   and agricultural           $ 3,864        54.6%      $ 3,669         53.8%
Real estate - mortgage            493        29.2%          484         30.3%
Real estate- construction          26         8.4%           25          7.9%
Consumer                          914         7.8%          932          8.0%
Unallocated                        74           -            95            -
                                 ----        ----          ----         ----
Total                         $ 5,371       100.0%      $ 5,205        100.0%
                              =======       =====       =======        =====


     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased 3% from December 31, 2001 to $3.0 million at March 31, 2002. Non-performing assets as a percentage of total assets increased to 0.48% on March 31, 2002 from 0.47% on December 31, 2001.


                         Table 7: Non-Performing Assets

                                                   March 31,     December 31,
                                                     2002            2001
                                                  ----------      ----------
                                                    (dollars in thousands)
  Non-accrual loans                               $  2,059        $  1,377
  Past due loans 90 days or
     more and still accruing                           698           1,271
  Other real estate owned
     and repossessions                                 217             229
                                                    ------          ------
  Total non-performing assets                    $   2,974        $  2,877
                                                    ======          ======

  Percent of total assets                             0.48%           0.47%

                 Table 8: Activity in Allowance for Loan Losses

                                                                           March 31,
                                                                  2002                  2001
                                                               ----------            ----------
                                                                     (dollars in thousands)
Balance at beginning of year                                   $    5,205            $    3,670
Loans charged-off:
   Commercial, financial and agricultural                             211                    46
   Real estate, mortgage                                               67                     5
   Real estate, construction                                            -                    -
   Consumer                                                           113                    91
                                                                 --------              --------
      Total loans charged-off                                        (391)                 (142)
Recoveries on loans previously charged-off:
   Commercial, financial and agricultural                               2                    16
   Real estate, mortgage                                               26                     -
   Real estate, construction                                            -                     -
   Consumer                                                            29                    34
                                                                ---------              --------
      Total loan recoveries                                            57                    50
                                                                ---------              --------
        Net loans charged-off                                        (334)                  (92)
                                                                ---------              --------

Provision for loan losses charged to expense                          500                   400
                                                                ---------              --------
Ending balance                                                 $    5,371            $    3,978
                                                                =========              ========

Total loans outstanding                                        $  525,119            $  414,925
Average loans outstanding                                      $  520,724            $  397,185

Allowance for loan losses to loans outstanding                       1.02%                 0.96%
Net charge-offs to average loans outstanding, annualized             0.26%                 0.09%



Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $39.1 million at March 31, 2002, an increase of 5% from $37.1 million at the end of 2001.

     Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 95% of the total investment portfolio at March 31, 2002 had a value of $37.0 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At March 31, 2002, shareholders' equity included a net unrealized gain of $222,000, compared to a $326,000 net unrealized gain at December 31, 2001.

     The Company invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States government. In addition, the Company enters into federal funds transactions with its principal correspondent banks. The Federal Reserve Bank and FHLB also require equity investments to be maintained by the Company.

     The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.

           Table 9: Maturity Distribution of Investment Securities (1)
                                 March 31, 2002

(dollars in thousands)                         Held to Maturity                       Available for Sale
----------------------------------------------------------------------------------------------------------------

                                           Amortized       Estimated              Amortized       Estimated
                                             Cost         Market Value              Cost         Market Value
                                             ----         ------------              ----         ------------
U.S. Treasury:
   One year or less                        $        -      $        -             $    4,086      $    4,071
                                           ----------      ----------             ----------      ----------
Total U.S. Treasury                                 -               -                  4,086           4,071

 U.S. Government Agencies
 and Corporations:
   One year or less                                 -               -                  1,486           1,488
   Over one through five years                  2,038           2,037                 21,017          21,358
                                           ----------      ----------             ----------        --------
Total U.S. Government Agencies                  2,038           2,037                 22,503          22,846
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                 -               -                     90              90
   Over one through five years                      -               -                    236             245
   Over ten years                                   -               -                    609             637
                                           ----------      ----------             ----------      ----------
Total Obligations of State and                      -               -                    935             972
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over five through ten years                      -               -                  4,583           4,479
   Over ten years                                   -               -                  1,695           1,684
                                           ----------      ----------             ----------      ----------
Total Mortgage-Backed Securities                    -               -                  6,278           6,163

Other Securities:
   Over ten years (3)                               -               -                  2,979           2,979
                                           ----------      ----------             ----------      ----------
Total Other Securities                              -               -                  2,979           2,979

                                           ----------      ----------             ----------      ----------
Total Securities                           $    2,038      $    2,037             $   36,781      $   37,031
                                           ==========      ==========             ==========      ==========

--------------------------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


             Table 10: Weighted Average Yield by Range of Maturities

                                      March 31, 2002      December 31, 2001       March 31, 2001
                                      --------------      -----------------       --------------
One Year or Less                          2.27%                 2.56%                  5.16%
More than One through Five Years          5.08%                 5.72%                  6.06%
More than Five through Ten Years          4.99%                 4.95%                  5.80%
More than Ten Years (1)                   4.56%                 4.96%                  6.63%

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


FUNDING SOURCES

Deposits
     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 2002 and December 31, 2001.


                            Table 11: Total Deposits

                                            March 31,      December 31,
                                              2002            2001
                                           -----------     ------------
                                                   (thousands)
   Non-interest bearing:
           Demand checking                 $  77,223       $   72,859
   Interest bearing:
           NOW checking                      115,374          105,157
           Money market checking              63,504           66,088
           Savings                            21,487           20,250
           Certificates of deposit           272,060          268,537
                                            --------         --------

   Total deposits                          $ 549,648       $  532,891
                                            ========         ========


CAPITAL RESOURCES

     Shareholders' equity at March 31, 2002 was $47.3 million, as compared to $46.7 million at December 31, 2001. During the first quarter of 2002, the Board of Directors declared dividends totaling $0.05 per share, consistent with 2001. At March 31, 2002, the Company's common stock had a book value of $7.75 per share compared to $7.64 per share at December 31, 2001.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about component, risk weightings and other factors.

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of March 31, 2002, the Bank met all capital adequacy requirements to which it is subject.

     At March 31, 2002 and 2001, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:

                            Table 12: Capital Ratios

                                            March 31,               Well-Capitalized        Regulatory
                                        2002         2001              Requirements           Minimums
                                    ------------ ------------          ------------           --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio               7.8%         10.2%                 6.0%                 4.0%

     Total Capital to
      Risk-Weighted Assets              8.9%         11.1%                10.0%                 8.0%

Tier 1 Leverage Ratio                   6.6%          9.1%                 5.0%                 4.0%




            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at March 31, 2002, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at March 31, 2002 was approximately $104,000. The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 2002 would not necessarily be considered to apply at subsequent dates.

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

Item 3. Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5. Other Information - Not applicable.

Item 6. Exhibits and Reports on Form 8-K -

(a)     Exhibits:

        None

(b)     Reports on Form 8-K:

        On March 4, 2002, the Company filed a Form 8-K to report the resignation of Bennett Brown as President and Chief Operating Officer of CNB National Bank and as Executive Vice President of CNB Florida Bancshares, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CNB Florida Bancshares, Inc.
                                          ------------------------------
                                                 (Registrant)


                                       By: /s/ G. Thomas Frankland
                                           ----------------------------------
                                           G. Thomas Frankland
                                           Executive Vice President
                                           and Chief Financial Officer

                                       Date:  May 10, 2002