Form 10-Q
period 2002-06-30
CNB FLORIDA BANCSHARES INC
filed 2002-08-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)
    For the quarterly period ended   June 30, 2002

                                                    OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (no fee required)
    For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          FLORIDA                                                 59-2958616
          -------                                                 ----------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


9715 Gate Parkway North
Jacksonville, Florida                                                32246
---------------------                                                -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (904) 997-8484


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of July 31, 2002 was 6,106,703 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

         Consolidated Statement of Financial Condition ........................................ 3
         Consolidated Statement of Income  .....................................................4
         Consolidated Statement of Cash Flows ..................................................6
         Notes to Consolidated Financial Statements ............................................7
         Selected Financial Data ..............................................................10

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview .............................................................................11
         Results of Operations ................................................................11
         Liquidity and Interest Rate Sensitivity...............................................14
         Earning Assets........................................................................17
         Funding Sources ......................................................................21
         Capital Resources ....................................................................21

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...................22

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings ...........................................................23

         Item 2.  Changes in Securities .......................................................23

         Item 3.  Defaults Upon Senior Securities .............................................23

         Item 4.  Submission of Matters to a Vote of Security Holders .........................23

         Item 5.  Other Information ...........................................................23

         Item 6.  Exhibits and Reports on Form 8-K ............................................23

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                               June 30,     December 31,
                                       ASSETS                                                    2002          2001
                                                                                               ---------     ---------
Cash and cash equivalents:                                                                           (thousands)
     Cash and due from banks                                                                   $  21,540     $  17,993
     Federal funds sold                                                                              950         2,100
     Interest-bearing deposits in other banks                                                        425           584
                                                                                               ---------     ---------
       Total cash and cash equivalents                                                            22,915        20,677

Investment securities available for sale                                                          41,943        33,003
Investment securities held to maturity                                                             1,738         4,060
Loans:
     Commercial, financial and agricultural                                                      316,645       280,453
     Real estate - mortgage                                                                      149,844       147,973
     Real estate - construction                                                                   47,559        41,064
     Installment and consumer                                                                     40,944        42,157
                                                                                               ---------     ---------
       Total loans, net of unearned income                                                       554,992       511,647
Less:  Allowance for loan losses                                                                 (5,750)       (5,205)
                                                                                               ---------     ---------
       Net loans                                                                                 549,242       506,442

Loans held for sale                                                                                7,105         9,908
Premises and equipment, net                                                                       25,484        26,167
Intangible assets, net                                                                             6,428         6,802
Other assets                                                                                       6,088         4,962
                                                                                               ---------     ---------
         TOTAL ASSETS                                                                          $ 660,943     $ 612,021
                                                                                               =========     =========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                               $  83,662     $  72,859
     Savings, NOW and money market                                                               218,461       191,495
     Time under $100,000                                                                         151,670       152,986
     Time $100,000 and over                                                                      133,740       115,551
                                                                                               ---------     ---------
       Total deposits                                                                            587,533       532,891
Securities sold under repurchase agreements and federal funds purchased                           10,058        18,148
Other borrowings                                                                                  10,000        10,000
Other liabilities                                                                                  5,000         4,313
                                                                                               ---------     ---------
       Total liabilities                                                                         612,591       565,352
                                                                                               ---------     ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                   -             -
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,095,953 shares issued and outstanding at June 30, 2002 and
     6,106,453 shares issued and outstanding at December 31, 2001                                     61
                                                                                                                    61
Additional paid-in capital                                                                        30,540        30,533
Retained earnings                                                                                 17,466        15,749
Accumulated other comprehensive income, net of taxes                                                 285           326
                                                                                               ---------     ---------
       Total shareholders' equity                                                                 48,352        46,669
                                                                                               ---------     ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 660,943     $ 612,021
                                                                                               =========     =========

    See accompanying notes to unaudited consolidated finanicial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                               2002            2001
                                                                                            -----------    ----------
                                                                                                   (thousands)
Interest Income
    Interest and fees on loans                                                              $    18,900    $   18,447
    Interest on investment securities available for sale                                            847           979
    Interest on investment securities held to maturity                                               71           215
    Interest on federal funds sold                                                                   43            28
    Interest on interest-bearing deposits                                                             5             2
                                                                                            -----------    ----------
      Total interest income                                                                      19,866        19,671

Interest Expense
    Interest on deposits                                                                          7,177         8,643
    Interest on repurchases and federal funds purchased                                             108           359
    Interest on other borrowings                                                                    324           866
                                                                                            -----------    ----------
      Total interest expense                                                                      7,609         9,868
                                                                                            -----------    ----------
        Net interest income                                                                      12,257         9,803

Provision for Loan Losses                                                                         1,025           900
                                                                                            -----------    ----------
    Net interest income after provision for loan losses                                          11,232         8,903

Non-Interest Income
    Service charges                                                                               1,562         1,395
    Secondary market mortgage sales                                                                 994          746
    Other fees and charges                                                                          344           315
    Gain on called investment securities                                                              4             -
                                                                                            -----------    ----------
      Total non-interest income                                                                   2,904         2,456

Non-Interest Expense
    Salaries and employee benefits                                                                5,526         4,977
    Occupancy and equipment expenses                                                              1,656         1,396
    Other operating expenses                                                                      3,281         2,748
                                                                                            -----------    ----------
      Total non-interest expense                                                                 10,463         9,121
                                                                                            -----------    ----------

Income before income taxes                                                                        3,673         2,238
    Provision for income taxes                                                                    1,345           785
                                                                                            -----------    ----------

NET INCOME                                                                                  $     2,328    $    1,453
                                                                                            ===========    ==========

Earnings Per Share (Note 3):

    Basic earnings per share                                                                $      0.38    $     0.24
                                                                                            ===========    ==========
    Weighted average shares outstanding                                                       6,098,512     6,096,244
                                                                                            ===========    ==========
    Diluted earnings per share                                                              $      0.38    $     0.23
                                                                                            ===========    ==========
    Diluted weighted average shares outstanding                                               6,176,294     6,216,274
                                                                                            ===========    ==========
Dividends Per Share                                                                         $      0.10    $     0.10
                                                                                            ===========    ==========

    See accompanying notes to unaudited consolidated finanicial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                                2002            2001
                                                                                             ----------      ----------
                                                                                                   (thousands)
Interest Income
    Interest and fees on loans                                                               $    9,648      $    9,540
    Interest on investment securities available for sale                                            411             460
    Interest on investment securities held to maturity                                               30             104
    Interest on federal funds sold                                                                   29              12
    Interest on interest-bearing deposits                                                             4               -
                                                                                             ----------      ----------
      Total interest income                                                                      10,122          10,116

Interest Expense
    Interest on deposits                                                                          3,512           4,513
    Interest on repurchases and federal funds purchased                                              47             173
    Interest on other borrowings                                                                    163             329
                                                                                             ----------      ----------
      Total interest expense                                                                      3,722           5,015
                                                                                             ----------      ----------
        Net interest income                                                                       6,400           5,101

Provision for Loan Losses                                                                           525             500
                                                                                             ----------      ----------
    Net interest income after provision for loan losses                                           5,875           4,601

Non-Interest Income
    Service charges                                                                                 822             750
    Secondary market mortgage sales                                                                 521             551
    Other fees and charges                                                                          153             136
    Gain on called investment securities                                                              4               -
                                                                                             ----------      ----------
      Total non-interest income                                                                   1,500           1,437

Non-Interest Expense
    Salaries and employee benefits                                                                2,783           2,564
    Occupancy and equipment expenses                                                                834             739
    Other operating expenses                                                                      1,687           1,430
                                                                                             ----------      ----------
      Total non-interest expense                                                                  5,304           4,733
                                                                                             ----------      ----------

Income before income taxes                                                                        2,071           1,305
    Provision for income taxes                                                                      738             462
                                                                                             ----------      ----------

NET INCOME                                                                                   $    1,333      $      843
                                                                                             ==========      ==========

Earnings Per Share (Note 3):

    Basic earnings per share                                                                 $     0.22      $     0.14
                                                                                             ==========      ==========
    Weighted average shares outstanding                                                       6,095,953       6,097,474
                                                                                             ==========      ==========

    Diluted earnings per share                                                               $     0.21      $     0.14
                                                                                             ==========      ==========
    Diluted weighted average shares outstanding                                               6,200,906       6,233,770
                                                                                             ==========      ==========

Dividends Per Share                                                                          $     0.05      $     0.05
                                                                                             ==========      ==========

    See accompanying notes to unaudited consolidated finanicial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                            2002              2001
                                                                                                         --------          --------
                                                                                                                 (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  2,328          $  1,453
Adjustments to reconcile net income to net cash provided by operating activities:
    Net gain on called investment securities                                                                   (4)                -
    Depreciation and amortization                                                                           1,236               819
    Provision for loan loss                                                                                 1,025               900
    Investment securities amortization (accretion), net                                                        91                (5)
    Non-cash compensation                                                                                       -                14
    Net proceeds from (origination of) loans held for sale                                                  2,803           (11,444)
    Changes in assets and liabilities:
       Other assets                                                                                        (1,220)              251
       Other liabilities                                                                                      686               942
                                                                                                         --------          --------
          Net cash provided by (used in) operating activities                                               6,945            (7,070)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                                     (20,239)          (27,511)
Proceeds from maturities of securities available for sale                                                   3,234            18,358
Proceeds from maturities of securities held to maturity                                                         -                 3
Proceeds from called securities available for sale                                                          8,140            10,000
Proceeds from called securities held to maturity                                                            2,321             1,242
Net increase in loans                                                                                     (43,826)          (75,576)
Purchases of premises and equipment                                                                          (179)           (2,577)
Branches acquired from Republic Bank                                                                            -            43,211
                                                                                                         --------          --------
          Net cash used in investing activities                                                           (50,549)          (32,850)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                   54,642            59,424
Net decrease in securities sold under repurchase agreements                                                (8,090)           (9,641)
   and federal funds purchased
Net decrease in FHLB advances                                                                                   -            (5,000)
Cash dividends                                                                                               (610)             (610)
Repurchase of common stock                                                                                   (100)                -
                                                                                                         --------          --------
          Net cash provided by financing activities                                                        45,842            44,173
                                                                                                         --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   2,238             4,253

CASH AND CASH EQUIVALENTS, beginning of period                                                             20,677            20,898
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period                                                                 $ 22,915          $ 25,151
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                                  $  8,399          $  8,799
                                                                                                         ========          ========

          Income taxes paid                                                                              $  1,267          $    886
                                                                                                         ========          ========

    See accompanying notes to unaudited consolidated finanicial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Management's discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2001 have been reclassified to conform to current year presentation.

Accounting policies followed in the presentation of interim financial results are presented in Note 2 of CNB Florida Bancshares, Inc.'s (the "Company's") audited consolidated financial statements included in Form 10-K for the year ended December 31, 2001.

Note 2. Consolidation
The  consolidated  financial  statements  include  the  accounts  of CNB Florida
Bancshares, Inc. and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a diluted effect on earnings per share. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended June 30, 2002 and 2001.

The following table sets forth the computation of earnings per share for the each of the three and six month periods ended June 30, 2002 and 2001.

                                                                        Three Months Ended                    Six Months Ended
                                                                     June 30,          June 30,          June 30,          June 30,
                                                                       2002              2001              2002              2001
                                                                    ----------        ----------        ----------        ----------
Numerator:
   Net income                                                       $    1,333        $      843        $    2,328        $    1,453
   Preferred stock dividends                                                 -                 -                 -                 -
                                                                    ----------        ----------        ----------        ----------
   Numerator for basic earnings per share
                                                                         1,333               843             2,328             1,453
                                                                    ----------        ----------        ----------        ----------
      Income to common shareholders
   Effect of dilutive securities:
      Preferred stock dividends                                              -                 -                 -                 -
                                                                    ----------        ----------        ----------        ----------
   Numerator for diluted earnings per share
      Income available to common shareholders                       $    1,333        $      843        $    2,328        $    1,453
                                                                    ==========        ==========        ==========        ==========
Denominator:
   Denominator for basic earnings per share
      Weighted-average shares                                        6,095,953         6,097,474         6,098,512         6,096,244
   Effect of dilutive securities:
      Common stock options                                             104,953           136,296            77,782           120,030
                                                                    ----------        ----------        ----------        ----------
   Dilutive potential common shares                                    104,953           136,296            77,782           120,030
                                                                    ----------        ----------        ----------        ----------
   Denominator for diluted earnings per share
      Adjusted weighted average shares                               6,200,906         6,233,770         6,176,294         6,216,274
                                                                    ==========        ==========        ==========        ==========

Basic earnings per share                                            $     0.22        $     0.14        $     0.38        $     0.24
                                                                    ==========        ==========        ==========        ==========


Diluted earnings per share                                          $     0.21        $     0.14        $     0.38        $     0.23
                                                                    ==========        ==========        ==========        ==========


Note 4.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and six months ending June 30, 2002 and 2001.

                                                                                   Three Months Ended           Six Months Ended
                                                                                 June 30,      June 30,       June 30,      June 30,
                                                                                   2002          2001          2002           2001
                                                                                 -------       -------       --------      ---------


  Unrealized gain (loss) recognized in other comprehensive
  income (net):
   Available for sale securities                                                 $   421       $    99       $   160       $   668
   Interest rate swap designated as cash flow hedge                                 (321)            -          (226)            -
                                                                                 -------       -------       -------       -------
   Total unrealized gains (loss) before income taxes                                 100            99           (66)          668
   Income taxes                                                                       37            37           (24)          249
                                                                                 -------       -------       -------       -------
       Net of tax                                                                $    63       $    62       $   (42)      $   419
                                                                                 =======       =======       =======       =======
Amounts reported in net income:
   Gain on sale of securities                                                    $     4        $    -       $     4        $    -
   Interest rate swap designated as cash flow hedge                                  (69)            -          (140)            -
   Net amortization (accretion)                                                       49            (1)           91            (5)
                                                                                 -------       -------       -------       -------
   Reclassification adjustment                                                       (16)           (1)          (45)           (5)
   Income taxes                                                                        6             -            17             2
                                                                                 -------       -------       -------       -------
       Reclassification adjustment, net of tax                                   $   (10)      $    (1)      $   (28)      $    (3)
                                                                                 =======       =======       =======       =======

Amounts reported in other comprehensive income:
   Net unrealized  gain (loss)  arising during period,  net of tax               $    53       $    61       $   (70)      $   416
   Reclassification adjustment, net of tax                                            10             1            28             3
                                                                                 -------       -------       -------       -------
   Unrealized gain (loss) arising during period, net of tax                           63            62           (42)          419
   Net income                                                                      1,333           843         2,328         1,453
                                                                                 -------       -------       -------       -------
      Total comprehensive income                                                 $ 1,396       $   905       $ 2,286       $ 1,872
                                                                                 =======       =======       =======       =======

Note 5.  Recent Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Consequently, there was no goodwill amortization recorded during the six months ended June 30, 2002. The Company recorded goodwill amortization expense of $35,000 for the six months ended June 30, 2001. The carrying value of goodwill was $646,000 at June 30, 2002.

The Company's only other intangible assets consist of core deposit intangibles that are being amortized over their estimated useful life of 10 years. Amortization expense related to core deposit intangibles was $187,000 and $374,000 for the three and six months ended June 30, 2002 and $27,000 and $106,000 for the corresponding 2001 periods, respectively. Estimated amortization expense on core deposit intangibles for the years ended December 31, 2002 through December 31, 2007 are as follows:

                 December 31, 2002              $746,000
                 December 31, 2003              $712,000
                 December 31, 2004              $638,000
                 December 31, 2005              $638,000
                 December 31, 2006              $634,000
                 December 31, 2007              $631,000

The gross carrying value and accumulated amortization related to core deposit intangibles was $7.6 million and $1.8 million at June 30, 2002, respectively.

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

In June 2001, the FASB issued FAS 143, Accounting for Asset Retirement Obligations. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of FAS 143 will not have a significant impact on the Company's consolidated financial statements.

In August 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions. FAS 144 also amends Accounting Research Bulletins No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes the adoption of FAS 144 will not have a significant impact on the Company's consolidated financial statements.

In May 2001, the FASB issued FAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. FAS 145 rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FAS 64, Extinguishments of Debt Made to Satisfy Sinking-Funds Requirements. FAS 145 also rescinds FAS 44, Accounting for Intangible Assets of Motor Carriers and amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes the adoption of FAS 145 will not have a significant impact on the Company's consolidated financial statements.

In June 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company believes the adoption of FAS 146 will not have a significant impact on the Company's consolidated financial statements.






                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data





                                                                        Six Months Ended June 30,
                                                                          2002             2001
                                                                        --------         -------
Dollars in thousands except per share information
=================================================================================================
SUMMARY OF OPERATIONS:


Total interest income                                                $    19,866   $     19,671
Total interest expense                                                    (7,609)        (9,868)
                                                                     -----------   ------------
Net interest income                                                       12,257          9,803
Provision for loan losses                                                 (1,025)          (900)
                                                                     -----------   ------------
Net interest income after provision for loan losses                       11,232          8,903
Non-interest income                                                        2,904          2,456
Non-interest expense                                                     (10,463)        (9,121)
                                                                     -----------   ------------
Income before taxes                                                        3,673          2,238
Income taxes                                                              (1,345)          (785)
                                                                     -----------   ------------
Net income                                                           $     2,328   $      1,453
                                                                     ===========   ============

===============================================================================================
PER COMMON SHARE:
Basic earnings                                                       $      0.38   $       0.24
Diluted earnings                                                            0.38           0.23
Book value                                                                  7.93           7.53
Dividends                                                                   0.10           0.10
Actual shares outstanding                                              6,095,953      6,099,376
Weighted average shares outstanding                                    6,098,512      6,096,244
Diluted weighted average shares outstanding                            6,176,294      6,216,274

===============================================================================================
KEY RATIOS:
Return on average assets                                                    0.75%          0.57%
Return on average shareholders' equity                                      9.83           6.47
Dividend payout                                                            26.32          41.67
Efficiency ratio                                                           69.01          74.40
Total risk-based capital ratio                                              8.66           9.24
Average shareholders' equity to average assets                              7.61           8.89
Tier 1 leverage                                                             6.56           7.31

===============================================================================================
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                  $660,943       $576,959
Loans                                                                    554,992        467,659
Deposits                                                                 587,533        489,476
Shareholders' equity                                                      48,352         45,911

===============================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW



     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three and six months ended June 30, 2002 and 2001. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2001. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended June 30, 2002 were $1.3 million, or $0.21 per diluted share, compared to $843,000, or $0.14 per diluted share, in the second quarter of 2001. For the six months ended June 30, 2002, net income was $2.3 million or $0.38 per diluted share, compared to $1.5 million, or $0.23 per diluted share for the comparable 2001 period. Total assets increased to $660.9 million at June 30, 2002 compared to $577.0 million at June 30, 2001, an increase of 15%. Total outstanding loans and deposits rose 19% and 20% to $555.0 million and $587.5 million, respectively, at June 30, 2002 from $467.7 million and $489.5 million, respectively, at the same period in 2001.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income for the first half of 2002 was $12.3 million, compared to $9.8 million for the first six months in 2001, an increase of 25%. The increase was primarily due to loan and deposit growth and improved rates and spreads, partially offset by lower loan fees.

     Total average earning assets increased $113.7 million, or 25% to $573.6 million in 2002, compared to $460.0 million in 2001. The primary driver of this increase was an increase in the average balance of loans of $110 million. Increases in interest bearing deposits, including those accounts acquired from Republic Bank in May 2001, were the main contributors in the $96.9 million, or 24%, growth in average interest bearing liabilities.

     Net interest margin remained consistent in 2002 compared to the same period in 2001. Total earning asset yields decreased to 6.98% in 2002 from 8.63% in 2001 and rates on interest-bearing liabilities decreased to 3.08% in 2002 from 4.96% in 2001. The decline in earning asset yields is reflective of a drop in the Bank's prime rate of 475 basis points during 2001. The lower rates on interest bearing liabilities reflects a change in funding mix away from higher-cost sources to lower cost deposits, coupled with the lower interest rate environment. The Company continues to benefit from a reduction in funding costs as higher-rate certificates of deposit mature and are rolled over in today's lower rate environment. However, the positive impact of this benefit is expected to decline over the remainder of 2002 as the spread between maturing deposits and current interest rates is compressed. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first half of 2002 and 2001.

                                                         Table 1: Average Balances - Yields and Rates
                                                                      (Unaudited)

                                          Six Months Ended June 30, 2002        Six Months Ended June 30, 2001
                                         --------------------------------       ------------------------------
                                                      Interest                              Interest
                                         Average     Income or   Average       Average     Income or     Average
                                         Balance      Expense       Rate       Balance      Expense         Rate
                                         -------      -------       ----       -------      -------         ----
                                                                  (dollars in thousands)
ASSETS:
  Federal funds sold                   $    5,234    $       43     1.66%     $   1,154    $       28       4.89%
  Investment securities
    available for sale                     37,982           847     4.50         33,128           979       5.96
  Investment securities
    held to maturity                        2,364            71     6.06          7,039           215       6.16
  Loans (1)                               527,419        18,900     7.23        418,321        18,447       8.89
  Interest bearing deposits                   553             5     1.82            213             2       1.90
                                       ----------    ----------     ----      ---------    ----------       ----

TOTAL EARNING ASSETS                      573,552        19,866     6.98        459,855        19,671       8.63
  All other assets                         54,643                                49,775
                                       ----------                             ---------

TOTAL ASSETS                           $  628,195                             $ 509,630
                                       ==========                             =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  179,827    $    1,580     1.77%     $ 128,930    $    1,940       3.03%
  Savings                                  21,526            80     0.75         17,535           109       1.25
  Time deposits                           272,248         5,517     4.09        208,841         6,594       6.37
  Repurchases and federal
     funds purchased                       14,555           108     1.50         14,918           359       4.85
 Short term borrowings                          -             -        -         31,077           866       5.62
 Other borrowings                          10,000           324     6.53              -             -          -
                                       ----------    ----------     ----      ---------    ----------       ----
TOTAL INTEREST BEARING
  LIABILITIES                             498,156         7,609     3.08        401,301         9,868       4.96
  Demand deposits                          77,613                                57,351
  Other liabilities                         4,651                                 5,676
  Shareholders' equity                     47,775                                45,302
                                       ----------                             ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  628,195                             $ 509,630
                                       ==========                             =========
                                                                    ----                                    ----
INTEREST SPREAD (2)                                                 3.90%                                   3.67%
                                                                    ====                                    ====

                                                     ----------                            ----------
NET INTEREST INCOME                                  $   12,257                            $    9,803
                                                     ==========                            ==========

NET INTEREST MARGIN (3)                                             4.31%                                   4.30 %
                                                                    ====                                    ====


----------

(1) Interest income on average loans includes loan fee recognition of $234,000 and $726,000 in 2002 and 2001, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                                                 NET CHANGE JUNE 30,                    NET CHANGE JUNE 30,
                                                              2001-2002 ATTRIBUTABLE TO:             2000-2001 ATTRIBUTABLE TO:
                                                              --------------------------             --------------------------
                                                                                       Net                                    Net
                                                         Volume (1)     Rate (2)      Change    Volume (1)     Rate (2)      Change
                                                         ----------     --------      ------    ----------     --------      ------
                                                                                            (thousands)
INTEREST INCOME:
   Federal funds sold                                      $    99      $   (84)     $    15      $  (125)     $    (7)     $  (132)
   Investment securities available for sale                    143         (275)        (132)         (13)         (69)         (82)
   Investment securities held to maturity                     (142)          (2)        (144)         (96)          14          (82)
   Loans                                                     4,810       (4,357)         453        5,720         (315)       5,405
   Interest bearing deposits                                     3            -            3          (33)          (5)         (38)
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  4,913       (4,718)         195        5,453         (382)       5,071
                                                           -------      -------      -------      -------      -------      -------


INTEREST EXPENSE:
   NOW and money markets                                       766       (1,126)        (360)         346         (120)         226
   Savings                                                      25          (54)         (29)           -          (13)         (13)
   Time deposits                                             2,002       (3,079)      (1,077)       1,771          823        2,594
   Repurchases and federal funds
     purchased                                                  (9)        (242)        (251)         217          (48)         169
   Short term borrowings                                      (866)           -         (866)         823         (126)         697
   Other borrowings                                            324            -          324            -            -            -
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  2,242       (4,501)      (2,259)       3,157          516        3,673
                                                           -------      -------      -------      -------      -------      -------
         Net interest income                               $ 2,671      $  (217)     $ 2,454      $ 2,296      $  (898)     $ 1,398
                                                           =======      =======      =======      =======      =======      =======

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


Non-Interest Income

     Non-interest income for the three and six months ended June 30, 2002 increased $63,000, or 4% and $448,000, or 18%, respectively, for the comparable periods in 2001. The increase in the three month period was primarily attributed to fees associated with the increased deposit base. The increase in the six month period was mainly attributable to mortgage loan originations and the increased deposit base. Income from secondary market mortgage loan sales is highly dependent on mortgage loan origination volumes and the overall level of mortgage loan activity. Service charges on deposit accounts increased $167,000, or 12% in the first half of 2002 compared to the same period in 2001. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees, increased $33,000, or 10% for the first six months of 2002 compared to the comparable 2001 period.

     Non-interest income, annualized, as a percentage of average assets was 0.93% for the six months ended June 30, 2002, compared to 0.97% for the comparable period in 2001.

Non-Interest Expense

     Non-interest expense was $5.3 million and $10.5 million for the three and six month periods ended June 30, 2002 compared to $4.7 million and $9.1 million for the respective 2001 periods, an increase of 12% and 15%, respectively. This increase is primarily attributable to higher personnel costs resulting from the build-out of the Company's production and operational platform during the last two years. Non-interest expense also increased as a result of higher data processing costs resulting from a larger customer base and increased transaction activity and the amortization of the core deposit intangible recorded in connection with the 2001 Republic Bank branch acquisitions. Annualized, non-interest expense as a percentage of average assets was 3.36% for the first half of 2002, compared to 3.61% for the 2001 comparable period, reflecting the realization of efficiencies gained through the expansion of our production and operational platform. Salaries and employee benefits increased $549,000 or 11% to $5.5 million for the first half of 2002, compared to $5.0 million for the same period in 2001. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.77% from 1.97%, for the first half of 2002 and 2001, respectively. Average full-time equivalent employees increased by 10 from June 30, 2001 to June 30, 2002.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased in the three and six month periods of 2002 by $95,000, or 13% and $260,000, or 19%, respectively, over the comparable periods in 2001. The increase is primarily attributable to costs associated with the two new de novo branches in the First Coast Division and the purchase of the two branches from Republic Bank in May 2001. Costs associated with the branches include property taxes and depreciation on equipment of $63,000 and $118,000 for the three and six months ended June 30, 2002, respectively.

     Other operating expenses increased $533,000, or 19%, in the first half of 2002 compared to the same period in 2001. The following table details the areas of significance in other operating expenses.

                              Table 2:  Other Operating Expenses
                                                                                      Six Months Ended June 30,
                                                                                        2002             2001
                                                                                     ----------      -----------
                                                                                              (thousands)
         Data processing                                                             $    662        $    492
         Legal and professional                                                           408             220
         Amortization of intangible assets                                                374             141
         Telephone                                                                        362             269
         Postage and delivery                                                             354             290
         Advertising and promotion                                                        218             281
         Supplies                                                                         217             289
         Regulatory fees                                                                  117              86
         Administrative                                                                    86              99
         Loan expenses                                                                     71             131
         Education expense                                                                 64              41
         Dues and subscriptions                                                            49              45
         Other general operating                                                           49              28
         Directors fees                                                                    42              38
         Insurance and bonding                                                             39              70
         Other                                                                            169             228
                                                                                     --------        --------
         Total other operating expenses                                              $  3,281        $  2,748
                                                                                     ========        ========

Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2002 is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY


     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $61.1 million and represented 11% of average total deposits during the first half of 2002, compared to $54.4 million and 13% for 2001. Average loans were 96% and 101% of average deposits for the six month period ended June 30, 2002 and 2001, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities, lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company has a $3 million line of credit with one of its correspondent banks. The line of credit originally matured on June 30, 2002 with interest floating quarterly at 3-month Libor plus 145 basis points. During July 2002, the line was renewed under the same terms, with a maturity date of June 30, 2003. There are no amounts outstanding on the $3 million line of credit. The line of credit is collateralized by 100% of the common stock of the Bank.

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

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at June 30, 2002, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 2.92% as compared to a projection under stable rates. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 2.66% as compared to a stable rate environment. A similar 200 basis point increase (decrease) would have decreased (increased) the Bank's market value of equity by 2.27% and (1.60)%, respectively. Market value of equity is defined as the difference between the estimated fair value of the Company's assets less the estimated fair value of liabilities. The computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

     Table 3, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating the assets and liabilities into fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
 June 30, 2002
(dollars in thousands)                                                                                                    Fair
                                           1 Year    2 Years    3 Years    4 Years    5 Years     Beyond      TOTAL      Value
                                           ------    -------    -------    -------    -------     ------      -----      -----
INTEREST-EARNING ASSETS:
------------------------
Gross Loans
     Fixed rate loans                   $  87,623   $ 46,689   $ 39,508   $ 30,471   $ 45,311   $ 87,600  $ 337,202  $ 346,722
       Average interest rate                 7.34%      7.87%      7.93%      8.03%      7.57%      7.33%      7.57%

     Variable rate loans                   66,367     24,746     12,583     20,112     10,739     83,243    217,790    225,383
       Average interest rate                 5.43%      5.54%      6.34%      5.63%      6.33%      7.40%      6.31%

Investment securities (1)
     Fixed rate investments                 9,759     10,000      5,483      8,220          -      5,964     39,426     40,038
       Average interest rate                 2.44%      6.05%      4.18%      4.94%                 4.84%      4.48%

     Variable rate investments                  -          -          -          -         39        566        605        617
       Average interest rate                                                             2.50%      5.35%      5.17%

Federal funds sold                            950          -          -          -          -          -        950        950
       Average interest rate                 1.68%                                                             1.68%

Other earning assets (2)                    3,404          -          -          -          -          -      3,404      3,403
       Average interest rate                 5.49%                                                             5.49%
                                        ---------   --------   --------   --------   --------   --------  ---------  ---------

Total interest-earning assets           $ 168,103   $ 81,435   $ 57,574   $ 58,803   $ 56,089   $177,373  $ 599,377  $ 617,113
       Average interest rate                 6.23%      6.94%      7.23%      6.78%      7.33%      7.27%      6.89%
                                        =========   ========   ========   ========   ========   ========  =========  =========


INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                     $  61,930   $      -   $      -   $      -   $      -   $ 55,587  $ 117,517  $ 117,517
       Average interest rate                 2.13%                                                  0.50%      1.36%

Money market                               74,168          -          -          -          -      4,471     78,639     78,639
       Average interest rate                 2.48%                                                  1.59%      2.43%

Savings                                         -          -          -          -          -     22,305     22,305     22,305
       Average interest rate                                                                        0.75%      0.75%

CD's under $100,000                       115,194     12,105     20,071      4,083        217          -    151,670    152,459
       Average interest rate                 3.34%      4.04%      4.14%      4.58%      4.77%                 3.54%

CD's $100,000 and over                    114,830      6,578      9,811      1,920        601          -    133,740    134,736
       Average interest rate                 3.88%      4.31%      4.40%      5.20%      5.33%                 3.96%

Securities sold under
   repurchase agreements and
   federal funds purchased                 10,058          -          -          -          -          -     10,058     10,058
       Average interest rate                 1.45%                                                             1.45%

Other borrowings  (3)                           -          -          -          -     10,000          -     10,000     10,000
       Average interest rate                                                             3.73%                 3.73%
                                        ---------   --------   --------   --------   --------   --------  ---------  ---------

Total interest-bearing liabilities      $ 376,180   $ 18,683   $ 29,882   $  6,003   $ 10,818   $ 82,363  $ 523,929  $ 525,714
       Average interest rate                 3.09%      4.14%      4.23%      4.78%      3.84%      0.63%      2.84%
                                        =========   ========   ========   ========   ========   ========  =========  =========

----------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $671,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 77% of total deposits at June 30, 2002, down slightly from 78% at December 31, 2001. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                  June 30, 2002
                             (dollars in thousands)

                                                       Amount
                                                       ------
Three months or less                                 $  39,398
Three through six months                                30,700
Six through twelve months                               44,732
Over twelve months                                      18,910
                                                     ---------
      Total                                          $ 133,740
                                                     =========

EARNING ASSETS

     Loans Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. During the first half of 2002, average loans were $527.4 million and were 96% of average deposits, compared to $418.3 million and 101% for the same period in 2001. The following table reflects the composition of the Company's loan portfolio as of June 30, 2002 compared to December 31, 2001.

                       Table 5: Loan Portfolio Composition
                                                   June 30,       December 31,
                                                     2002            2001
                                                --------------  ---------------
                                                          (thousands)
Commercial, financial and agricultural          $  316,645          $   280,453
Real estate - mortgage                             149,844              147,973
Real estate - construction                          47,559               41,064
Installment and consumer                            40,944               42,157
                                                ----------          -----------
Total loans, net of unearned income                554,992              511,647
Less: allowance for loan losses                     (5,750)              (5,205)
                                                ----------          -----------
Net loans                                       $  549,242          $   506,442
                                                ==========          ===========


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations of loans from the North Florida region as well as the types of loans funded. The Bank's four largest concentration categories are: Land Development, Commercial Real Estate, Professional and Residential Real Estate.

Loan Quality

     The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that are probable of becoming uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio, levels maintained by other peer banks and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan losses considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The allowance for loan losses on June 30, 2002, was 1.04% of total loans, compared to 1.02% at December 31, 2001 and 0.97% at June 30, 2001. Table 6:
"Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 6: Allocation of Allowance for Loan Losses

                                     June 30,                   December 31,
                                       2002                         2001
                               ---------------------       ---------------------
                                         Percent of                 Percent of
                                        Loans in Each              Loans in Each
                                         Category to                Category to
                                Amount   Total Loans       Amount   Total Loans
                                ------   -----------       ------   -----------
                                           (dollars in thousands)
Commercial, financial
   and agricultural            $  4,012      57.0%       $   3,669     53.8%
Real estate - mortgage              613      27.0%             484     30.3%
Real estate- construction            32       8.6%              25      7.9%
Consumer                          1,046       7.4%             932      8.0%
Unallocated                          47         -               95        -
                               --------     -----        ---------    -----
Total                          $  5,750     100.0%       $   5,205    100.0%
                               ========     =====        =========    =====



     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased 22% from December 31, 2001 to $3.5 million at June 30, 2002. Non-performing assets as a percentage of total assets increased to 0.53% on June 30, 2002 from 0.47% on December 31, 2001.


                         Table 7: Non-Performing Assets

                                                     June 30,      December 31,
                                                       2002            2001
                                                       ----            ----
                                                        (dollars in thousands)
 Non-accrual loans                                   $ 2,357        $  1,377
 Past due loans 90 days or
    more and still accruing                              941           1,271
 Other real estate owned
    and repossessions                                    202             229
                                                     -------        --------
 Total non-performing assets                         $ 3,500        $  2,877
                                                     =======        ========

 Percent of total assets                                0.53%           0.47%

                 Table 8: Activity in Allowance for Loan Losses

                                                                           June 30,
                                                                   2002                  2001
                                                                   ----                  ----
                                                                    (dollars in thousands)

Balance at beginning of year                                  $    5,205            $    3,670
Allowance acquired by acquisition                                                          110
Loans charged-off:
   Commercial, financial and agricultural                            284                    50
   Real estate, mortgage                                              68                    34
   Real estate, construction                                           -                    -
   Consumer                                                          212                   174
                                                              ----------            ----------
      Total loans charged-off                                      (564)                 (258)
Recoveries on loans previously charged-off:
   Commercial, financial and agricultural                              9                    48
   Real estate, mortgage                                              29                    21
   Real estate, construction                                           -                     -
   Consumer                                                           46                    67
                                                              ----------            ----------
      Total loan recoveries                                           84                   136
                                                              ----------            ----------
        Net loans charged-off                                      (480)                 (122)
                                                              ----------            ----------

Provision for loan losses charged to expense                       1,025                   900
                                                              ----------            ----------
Ending balance                                                $    5,750            $    4,558
                                                              ==========            ==========

Total loans outstanding                                       $  554,992            $  467,659
Average loans outstanding                                     $  527,419            $  418,321

Allowance for loan losses to loans outstanding                      1.04%                 0.97%
Net charge-offs to average loans outstanding, annualized            0.18%                 0.06%


Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $43.7 million at June 30, 2002, an increase of 18% from $37.1 million at the end of 2001.

     Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 96% of the total investment portfolio at June 30, 2002 had a value of $41.9 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At June 30, 2002, shareholders' equity included a net unrealized gain of $421,000, compared to a $320,000 net unrealized gain at December 31, 2001.

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

           Table 9: Maturity Distribution of Investment Securities (1)
                                  June 30, 2002

(dollars in thousands)                                                   Held to Maturity                       Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
                                                                   Amortized         Estimated            Amortized       Estimated
                                                                      Cost          Market Value             Cost       Market Value
                                                                      ----          ------------             ----       ------------
U.S. Treasury:
   One year or less                                                $      -          $      -             $ 4,061           $ 4,070
                                                                   --------          --------             -------           -------
Total U.S. Treasury                                                       -                 -               4,061             4,070

 U.S. Government Agencies
 and Corporations:
   One year or less                                                       -                 -               5,609             5,627
   Over one through five years                                        1,738             1,691              21,965            22,564
                                                                   --------          --------             -------           -------
Total U.S. Government Agencies                                        1,738             1,691              27,574            28,191
 and Corporations

Obligations of State and Political
 Subdivisions:
   One year or less                                                       -                 -                  90                90
   Over ten years                                                         -                 -                 608               647
                                                                   --------          --------             -------           -------
Total Obligations of State and                                            -                 -                 698               737
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over one through five years                                            -                 -                  38                39
   Over five through ten years                                            -                 -               4,472             4,469
   Over ten years                                                         -                 -               1,450             1,458
                                                                   --------          --------             -------           -------
Total Mortgage-Backed Securities                                          -                 -               5,960             5,966

Other Securities:
   Over ten years (3)                                                     -                 -               2,979             2,979
                                                                   --------          --------             -------           -------
Total Other Securities                                                    -                 -               2,979             2,979
                                                                   --------          --------             -------           -------

Total Securities                                                    $ 1,738           $ 1,691             $41,272           $41,943
                                                                    =======           =======             =======           =======
----------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 10: Weighted Average Yield by Range of Maturities

                                      June 30, 2002       December 31, 2001        June 30, 2001
                                      -------------       -----------------        -------------
One Year or Less                          2.44%                 2.56%                  5.16%
More than One through Five Years          5.23%                 5.72%                  6.06%
More than Five through Ten Years          4.99%                 4.95%                  5.80%
More than Ten Years (1)                   4.58%                 4.96%                  6.63%

----------

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


FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 2002 and December 31, 2001.

                            Table 11: Total Deposits

                                                     June 30,      December 31,
                                                       2002            2001
                                                       ----            ----
                                                           (thousands)
Non-interest bearing:
        Demand checking                           $   83,662        $   72,859
Interest bearing:
        NOW checking                                 117,517           105,157
        Money market checking                         78,639            66,088
        Savings                                       22,305            20,250
        Certificates of deposit                      285,410           268,537
                                                  ----------        ----------

Total deposits                                    $  587,533        $  532,891
                                                  ==========        ==========



CAPITAL RESOURCES

     Shareholders' equity at June 30, 2002 was $48.4 million, as compared to $46.7 million at December 31, 2001. During the first and second quarter of 2002, the Board of Directors declared quarterly dividends totaling $0.05 per share, consistent with 2001. At June 30, 2002, the Company's common stock had a book value of $7.93 per share compared to $7.64 per share at December 31, 2001.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of June 30, 2002, the Bank met all capital adequacy requirements to which it is subject.


     At June 30, 2002 and 2001, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:

                            Table 12: Capital Ratios

                                                   June 30,           Well-Capitalized      Regulatory
                                             2002            2001       Requirements         Minimums
                                             ----            ----       ------------         --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio                   7.6%             8.3%           6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets                 8.7%             9.2%          10.0%              8.0%

Tier 1 Leverage Ratio                       6.6%             7.3%           5.0%              4.0%



            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at June 30, 2002, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at June 30, 2002, including interest accruals, was approximately ($217,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt. Changes in the fair value of the swap, net of taxes, are recorded as a separate component of shareholders' equity. Amounts are transferred from equity to earnings as the hedged transactions are reflected in income.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2002 would not necessarily be considered to apply at subsequent dates.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities - Not applicable.

Item 3.  Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - On May 22, 2002, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Audrey S. Bullard, Raymon Land, Sr., Jon W. Pritchett, Marvin H. Pritchett, Halcyon E. Skinner, William Streicher and K. C. Trowell) all were re-elected. The following summarizes all matters submitted and voted upon at this annual meeting:

(a) The following directors were elected to serve on the Board of Directors. These individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                                 Against/          Abstentions/
                                     For         Withheld       Broker Non-Votes
                                     ---         --------       ----------------
         Thomas R. Andrews       4,902,736        15,828               0
         Audrey S. Bullard       4,902,736        15,828               0
         Raymon Land, Sr.        4,869,542        49,022               0
         Jon W. Pritchett        4,902,636        15,928               0
         Marvin H. Pritchett     4,902,736        15,828               0
         Halcyon E. Skinner      4,902,736        15,828               0
         William Streicher       4,902,736        15,828               0
         K. C. Trowell           4,868,542        50,022               0

Item 5.  Other Information - Not applicable.

Item 6.  Exhibits and Reports on Form 8-K -

(a)      Exhibits:

99.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         On May 22, 2002, the Company filed a Form 8-K to report a change in accountants. The Company dismissed Arthur Andersen LLP and appointed PricewaterhouseCoopers LLP as its new independent accountants.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CNB Florida Bancshares, Inc.
                                               ----------------------------
                                                       (Registrant)


                                           By:     /s/ G. Thomas Frankland
                                                   -----------------------------
                                                   G. Thomas Frankland
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                           Date:   August 14, 2002