Form 10-Q
period 2002-09-30
CNB FLORIDA BANCSHARES INC
filed 2002-11-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 (no fee required)
     For the quarterly  period ended September 30, 2002
                                     ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (no fee required)
     For the  transition  period  from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    FLORIDA                                   59-2958616
-----------------------------------------              ---------------------
       (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification No.)


         9715 Gate Parkway North
          Jacksonville, Florida                                 32246
-----------------------------------------              ---------------------
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

The number of shares of the registrant's common stock outstanding as of October 31, 2002 was 6,106,703 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

         Consolidated Statement of Financial Condition ......................................................................    3
         Consolidated Statement of Income ...................................................................................    4
         Consolidated Statement of Cash Flows ...............................................................................    6
         Notes to Consolidated Financial Statements .........................................................................    7
         Selected Financial Data ............................................................................................   11

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview ...........................................................................................................   12
         Results of Operations ..............................................................................................   12
         Liquidity and Interest Rate Sensitivity ............................................................................   15
         Earning Assets .....................................................................................................   18
         Funding Sources ....................................................................................................   22
         Capital Resources ..................................................................................................   22
         Critical Accounting Policies .......................................................................................   23

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .................................................   23

         Item 4.  Controls and Procedures ...................................................................................   24

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings .........................................................................................   25

         Item 2.  Changes in Securities .....................................................................................   25

         Item 3.  Defaults Upon Senior Securities ...........................................................................   25

         Item 4.  Submission of Matters to a Vote of Security Holders .......................................................   25

         Item 5.  Other Information .........................................................................................   25

         Item 6.  Exhibits and Reports on Form 8-K ..........................................................................   25

         SIGNATURES AND CERTIFICATIONS

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                                        September 30,   December 31,
                                    ASSETS                                                                   2002            2001
                                                                                                        -------------   ------------
                                                                                                         (Unaudited)
Cash and cash equivalents:                                                                                        (thousands)
     Cash and due from banks                                                                              $  19,468      $  17,993
     Federal funds sold                                                                                       2,125          2,100
     Interest-bearing deposits in other banks                                                                   373            584
                                                                                                          ---------      ---------
       Total cash and cash equivalents                                                                       21,966         20,677

Investment securities available for sale                                                                     52,280         33,003
Investment securities held to maturity                                                                        1,129          4,060
Loans:
     Commercial, financial and agricultural                                                                 333,556        280,453
     Real estate - mortgage                                                                                 149,371        147,973
     Real estate - construction                                                                              51,434         41,064
     Installment and consumer                                                                                39,406         42,157
                                                                                                          ---------      ---------
       Total loans, net of unearned income                                                                  573,767        511,647
Less:  Allowance for loan losses                                                                             (6,045)        (5,205)
                                                                                                          ---------      ---------
       Net loans                                                                                            567,722        506,442

Loans held for sale                                                                                           6,423          9,908
Premises and equipment, net                                                                                  25,254         26,167
Intangible assets, net                                                                                        6,241          6,802
Other assets                                                                                                  5,845          4,962
                                                                                                          ---------      ---------
         TOTAL ASSETS                                                                                     $ 686,860      $ 612,021
                                                                                                          =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                                          $  80,572      $  72,859
     Savings, NOW and money market                                                                          221,224        191,495
     Time under $100,000                                                                                    163,187        152,986
     Time $100,000 and over                                                                                 148,047        115,551
                                                                                                          ---------      ---------
       Total deposits                                                                                       613,030        532,891
Securities sold under repurchase agreements and federal funds purchased                                       9,014         18,148
Other borrowings                                                                                             10,000         10,000
Other liabilities                                                                                             5,229          4,313
                                                                                                          ---------      ---------
       Total liabilities                                                                                    637,273        565,352
                                                                                                          ---------      ---------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                            -              -
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,106,703 shares issued and outstanding at September 30, 2002 and
     6,106,453 shares issued and outstanding at December 31, 2001                                                61             61
Additional paid-in capital                                                                                   30,644         30,533
Retained earnings                                                                                            18,638         15,749
Accumulated other comprehensive income, net of taxes                                                            244            326
                                                                                                          ---------      ---------
       Total shareholders' equity                                                                            49,587         46,669
                                                                                                          ---------      ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 686,860      $ 612,021
                                                                                                          =========      =========

      See accompanying notes to unaudited consolidated financial statements

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                          September 30,
                                                                                                     2002                   2001
                                                                                                     ----                   ----
                                                                                                            (thousands)
Interest Income
    Interest and fees on loans                                                                   $   10,119             $    9,902
    Interest on investment securities available for sale                                                552                    460
    Interest on investment securities held to maturity                                                   24                     90
    Interest on federal funds sold                                                                       11                     66
    Interest on interest-bearing deposits                                                                10                      6
                                                                                                 ----------             ----------
      Total interest income                                                                          10,716                 10,524

Interest Expense
    Interest on deposits                                                                              3,733                  4,795
    Interest on repurchases and federal funds purchased                                                  50                    121
    Interest on other borrowings                                                                        165                    276
                                                                                                 ----------             ----------
      Total interest expense                                                                          3,948                  5,192
                                                                                                 ----------             ----------
        Net interest income                                                                           6,768                  5,332

Provision for Loan Losses                                                                               600                    550
                                                                                                 ----------             ----------
    Net interest income after provision for loan losses                                               6,168                  4,782

Non-Interest Income
    Service charges                                                                                     823                    743
    Secondary market mortgage sales                                                                     568                    491
    Other fees and charges                                                                              161                    138
                                                                                                 ----------             ----------
      Total non-interest income                                                                       1,552                  1,372

Non-Interest Expense
    Salaries and employee benefits                                                                    2,828                  2,530
    Occupancy and equipment expenses                                                                    882                    825
    Other operating expenses                                                                          1,645                  1,842
                                                                                                 ----------             ----------
      Total non-interest expense                                                                      5,355                  5,197
                                                                                                 ----------             ----------

Income before income taxes                                                                            2,365                    957
    Provision for income taxes                                                                          888                    333
                                                                                                 ----------             ----------

NET INCOME                                                                                       $    1,477             $      624
                                                                                                 ==========             ==========

Earnings Per Share (Note 3):

    Basic earnings per share                                                                     $     0.24             $     0.10
                                                                                                 ==========             ==========
    Weighted average shares outstanding                                                           6,104,021              6,097,248
                                                                                                 ==========             ==========

    Diluted earnings per share                                                                   $     0.24             $     0.10
                                                                                                 ==========             ==========
    Diluted weighted average shares outstanding                                                   6,213,422              6,210,072
                                                                                                 ==========             ==========

Dividends Per Share                                                                              $     0.05             $     0.05
                                                                                                 ==========             ==========


     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                     2002                   2001
                                                                                                 --------------      ---------------
                                                                                                              (thousands)
Interest Income
    Interest and fees on loans                                                                     $   29,019             $   28,349
    Interest on investment securities available for sale                                                1,399                  1,439
    Interest on investment securities held to maturity                                                     95                    305
    Interest on federal funds sold                                                                         54                     94
    Interest on interest-bearing deposits                                                                  15                      8
                                                                                                   ----------             ----------
      Total interest income                                                                            30,582                 30,195

Interest Expense
    Interest on deposits                                                                               10,910                 13,438
    Interest on repurchases and federal funds purchased                                                   158                    480
    Interest on other borrowings                                                                          489                  1,142
                                                                                                   ----------             ----------
      Total interest expense                                                                           11,557                 15,060
                                                                                                   ----------             ----------
        Net interest income                                                                            19,025                 15,135

Provision for Loan Losses                                                                               1,625                  1,450
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                17,400                 13,685

Non-Interest Income
    Service charges                                                                                     2,385                  2,138
    Secondary market mortgage sales                                                                     1,562                  1,237
    Other fees and charges                                                                                509                    453
                                                                                                   ----------             ----------
      Total non-interest income                                                                         4,456                  3,828

Non-Interest Expense
    Salaries and employee benefits                                                                      8,354                  7,507
    Occupancy and equipment expenses                                                                    2,538                  2,221
    Other operating expenses                                                                            4,926                  4,590
                                                                                                   ----------             ----------
      Total non-interest expense                                                                       15,818                 14,318
                                                                                                   ----------             ----------

Income before income taxes                                                                              6,038                  3,195
    Provision for income taxes                                                                          2,233                  1,118
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    3,805             $    2,077
                                                                                                   ==========             ==========

Earnings Per Share (Note 3):

    Basic earnings per share                                                                       $     0.62             $     0.34
                                                                                                   ==========             ==========
    Weighted average shares outstanding                                                             6,100,368              6,096,582
                                                                                                   ==========             ==========

    Diluted earnings per share                                                                     $     0.61             $     0.33
                                                                                                   ==========             ==========
    Diluted weighted average shares outstanding                                                     6,189,081              6,212,878
                                                                                                   ==========             ==========

Dividends Per Share                                                                                $     0.15             $     0.15
                                                                                                   ==========             ==========

See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                            2002             2001
                                                                                                          ---------       ---------
                                                                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                                $   3,805       $   2,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                                             1,864           1,408
    Provision for loan loss                                                                                   1,625           1,450
    Investment securities amortization (accretion), net                                                         150              (5)
    Non-cash compensation                                                                                       -                17
    Net proceeds from (origination of) loans held for sale                                                    3,485          (9,613)
    Changes in assets and liabilities:
       Other assets                                                                                          (1,407)           (664)
       Other liabilities                                                                                        915             910
                                                                                                          ---------       ---------
          Net cash provided by (used in) operating activities                                                10,437          (4,420)
                                                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                                       (32,483)        (30,876)
Proceeds from maturities of securities available for sale                                                     5,466          21,798
Proceeds from maturities of securities held to maturity                                                         -                 3
Proceeds from called securities available for sale                                                            8,140          10,000
Proceeds from called securities held to maturity                                                              2,930           1,998
Net increase in loans                                                                                       (62,905)       (106,486)
Purchases of premises and equipment                                                                            (390)         (3,065)
Branches acquired from Republic Bank                                                                            -            42,279
                                                                                                          ---------       ---------
          Net cash used in investing activities                                                             (79,242)        (64,349)
                                                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                     80,139          92,702
Net decrease in securities sold under repurchase agreements
   and federal funds purchased                                                                               (9,134)         (5,385)
Net decrease in FHLB advances                                                                                   -           (18,000)
Cash dividends                                                                                                 (915)           (915)
Repurchase of common stock                                                                                     (100)           (152)
Proceeds from exercise of stock options                                                                         104              10
                                                                                                          ---------       ---------
 Net cash provided by financing activities                                                                   70,094          68,260
                                                                                                          ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          1,289            (509)

CASH AND CASH EQUIVALENTS, beginning of period                                                               20,677          20,898
                                                                                                          ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                                                  $  21,966       $  20,389
                                                                                                          =========       =========
SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                                   $  12,590       $  14,041
                                                                                                          =========       =========

          Income taxes paid                                                                               $   2,266       $   1,479
                                                                                                          =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.
Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Management's discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2001 have been reclassified to conform to current year presentation.

Accounting policies followed in the presentation of interim financial results are presented in Note 2 of CNB Florida Bancshares, Inc.'s (the "Company") audited consolidated financial statements included in Form 10-K for the year ended December 31, 2001.

Note 2. Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a diluted effect on earnings per share. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended September 30, 2002 and 2001.

The following table sets forth the computation of earnings per share for the each of the three and nine month periods ended September 30, 2002 and 2001.

                                                                           Three Months Ended                Nine Months Ended
                                                                  September 30,      September 30,     September 30,   September 30,
                                                                      2002              2001              2002             2001
                                                                      ----              ----              ----             ----
Numerator:
   Net income                                                       $    1,477        $      624        $    3,805        $    2,077
   Preferred stock dividends                                               -                 -                 -                 -
                                                                    ----------        ----------        ----------        ----------
   Numerator for basic earnings per share
      Income to common shareholders                                      1,477               624             3,805             2,077
                                                                    ----------        ----------        ----------        ----------
   Effect of dilutive securities:
      Preferred stock dividends                                            -                 -                 -                 -
                                                                    ----------        ----------        ----------        ----------
   Numerator for diluted earnings per share
      Income available to common shareholders                       $    1,477        $      624        $    3,805        $    2,077
                                                                    ==========        ==========        ==========        ==========

Denominator:
   Denominator for basic earnings per share
      Weighted-average shares                                        6,104,021         6,097,248         6,100,368         6,096,582
   Effect of dilutive securities:
      Common stock options                                             109,401           112,824            88,713           116,296
                                                                    ----------        ----------        ----------        ----------
   Dilutive potential common shares                                    109,401           112,824            88,713           116,296
                                                                    ----------        ----------        ----------        ----------
   Denominator for diluted earnings per share
      Adjusted weighted average shares                               6,213,422         6,210,072         6,189,081         6,212,878
                                                                    ==========        ==========        ==========        ==========

Basic earnings per share                                            $     0.24        $     0.10        $     0.62        $     0.34
                                                                    ==========        ==========        ==========        ==========

Diluted earnings per share                                          $     0.24        $     0.10        $     0.61        $     0.33
                                                                    ==========        ==========        ==========        ==========


Note 4.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three and nine months ended September 30, 2002 and 2001.

                                                                           Three Months Ended              Nine Months Ended
                                                                      September 30,  September 30,   September 30,  September 30,
                                                                          2002           2001            2002           2001
                                                                      -------------  -------------   -------------  -------------
Unrealized gain (loss) recognized in other
comprehensive income (net):
   Available for sale securities                                        $   385         $   241         $   545         $   908
   Interest rate swap designated as cash flow hedge                        (450)            -              (676)            -
                                                                        -------         -------         -------         -------
   Total unrealized gains (loss) before income taxes                        (65)            241            (131)            908
   Income taxes                                                             (24)             90             (49)            339
                                                                        -------         -------         -------         -------
       Net of tax                                                       $   (41)        $   151         $   (82)        $   569
                                                                        =======         =======         =======         =======

Amounts reported in net income:
   Gain on called securities                                            $     4         $   -           $     4         $   -
   Interest rate swap designated as cash flow hedge                         (74)            -              (214)            -
   Net amortization (accretion)                                              59             -               150              (5)
                                                                        -------         -------         -------         -------
   Reclassification adjustment                                              (11)            -               (60)             (5)
   Income taxes                                                               4             -                22               2
                                                                        -------         -------         -------         -------
       Reclassification adjustment, net of tax                          $    (7)        $   -           $   (38)        $    (3)
                                                                        =======         =======         =======         =======

Amounts reported in other comprehensive income:
   Net unrealized  gain (loss) arising during period,  net of tax       $   (48)        $   151         $  (120)        $   566
   Reclassification adjustment, net of tax                                    7             -                38               3
                                                                        -------         -------         -------         -------
   Unrealized  gain (loss) arising  during period,  net of tax              (41)            151             (82)            569
   Net income                                                             1,477             624           3,805           2,077
                                                                        -------         -------         -------         -------
      Total comprehensive income                                        $ 1,436         $   775         $ 3,723         $ 2,646
                                                                        =======         =======         =======         =======

Note 5.  Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Consequently, there was no goodwill amortization recorded during the nine months ended September 30, 2002. The Company recorded goodwill amortization expense of $52,000 for the nine months ended September 30, 2001. The carrying value of goodwill was $646,000 at September 30, 2002.

The Company's only other intangible assets consist of core deposit intangibles that are being amortized over their estimated useful life of 10 years. Amortization expense related to core deposit intangibles was $187,000 and $561,000 for the three and nine months ended September 30, 2002 and $181,000 and $287,000 for the corresponding 2001 periods, respectively. Estimated amortization expense on core deposit intangibles for the years ended December 31, 2002 through December 31, 2007 are as follows:

              December 31, 2002             $746,000
              December 31, 2003             $712,000
              December 31, 2004             $638,000
              December 31, 2005             $638,000
              December 31, 2006             $634,000
              December 31, 2007             $631,000

The gross carrying value and  accumulated  amortization  related to core deposit
intangibles   was  $7.6  million  and  $2.0  million  at  September   30,  2002,
respectively.

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

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS 143 will not have a significant impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of May 2002 ("SFAS 145"). SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS 64, Extinguishments of Debt Made to Satisfy Sinking-Funds Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13,
Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS 145 will not have a significant impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a significant impact on the Company's consolidated financial statements.

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB
Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 147 also amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 relating to the acquisitions of certain financial institutions, is effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. The provisions of SFAS 147 relating to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The Company believes the adoption of SFAS 147 will not have a significant impact on the Company's consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                               2002                        2001
                                                                                            ------------               ------------
Dollars in thousands except per share information.
====================================================================================================================================
SUMMARY OF OPERATIONS:
Total interest income                                                                        $    30,582               $    30,195
Total interest expense                                                                           (11,557)                  (15,060)
                                                                                             -----------               -----------
Net interest income                                                                               19,025                    15,135
Provision for loan losses                                                                         (1,625)                   (1,450)
                                                                                             -----------               -----------
Net interest income after provision for loan losses                                               17,400                    13,685
Non-interest income                                                                                4,456                     3,828
Non-interest expense                                                                             (15,818)                  (14,318)
                                                                                             -----------               -----------
Income before taxes                                                                                6,038                     3,195
Income taxes                                                                                      (2,233)                   (1,118)
                                                                                             -----------               -----------
Net income                                                                                   $     3,805               $     2,077
                                                                                             ===========               ===========

====================================================================================================================================
PER COMMON SHARE:
Basic earnings                                                                               $      0.62               $      0.34
Diluted earnings                                                                                    0.61                      0.33
Book value                                                                                          8.12                      7.60
Dividends                                                                                           0.15                      0.15
Actual shares outstanding                                                                      6,106,703                 6,085,077
Weighted average shares outstanding                                                            6,100,368                 6,096,582
Diluted weighted average shares outstanding                                                    6,189,081                 6,212,878

====================================================================================================================================
KEY RATIOS:
Return on average assets                                                                            0.79%                     0.52%
Return on average shareholders' equity                                                             10.54                      6.10
Dividend payout                                                                                    24.19                     44.11
Efficiency ratio                                                                                   67.37                     75.50
Total risk-based capital ratio                                                                      8.69                      8.94
Average shareholders' equity to average assets                                                      7.49                      8.47
Tier 1 leverage                                                                                     6.42                      6.66

====================================================================================================================================
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                                       $   686,860               $   601,792
Loans                                                                                            573,767                   498,311
Deposits                                                                                         613,030                   522,754
Shareholders' equity                                                                              49,587                    46,242

====================================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW



     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. (the "Company") for the three and nine month periods ended September 30, 2002 and 2001. This financial information should be read in conjunction with the unaudited consolidated financial statements of the Company and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in Item 1. of this Form 10-Q and the audited consolidated financial statements included in Form 10-K for the year ended December 31, 2001. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended September 30, 2002 were $1.5 million, or $0.24 per diluted share, compared to $624,000, or $0.10 per diluted share, in the third quarter of 2001. For the nine months ended September 30, 2002, net income was $3.8 million or $0.61 per diluted share, compared to $2.1 million, or $0.33 per diluted share for the comparable 2001 period. Total assets increased to $686.9 million at September 30, 2002 compared to $601.8 million at September 30, 2001, an increase of 14%. Total outstanding loans and deposits rose 15% and 17% to $573.8 million and $613.0 million, respectively, at September 30, 2002 from $498.3 million and $522.8 million, respectively, at the same period in 2001.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income was $19.0 million for the nine month period ended September 30, 2002, compared to $15.1 million for the comparable period in 2001, an increase of 26%. The increase was primarily due to loan and securities growth, improved rates and spreads and higher transaction account deposit balances. These increases were partially offset by growth in time deposits.

     Total average earning assets increased $107.0 million, or 22% to $590.5 million in 2002, compared to $483.4 million in 2001. The primary driver of this increase was an increase in the average balance of loans of $99.5 million. Increases in time, money market and other interest bearing deposits, including those accounts acquired from Republic Bank in May 2001, were the main contributors in the $88.1 million, or 21%, growth in average interest bearing liabilities.

     Net interest margin increased to 4.31% for the nine months ended September 30, 2002 compared to 4.19% for the same period in 2001. The increase is due to loan growth and improved spreads on loans and time deposits. These improvements were partially offset by lower spreads on transaction account deposit balances. Total earning asset yields decreased to 6.92% in 2002 from 8.35% in 2001 and rates on interest-bearing liabilities decreased to 3.01% in 2002 from 4.74% in 2001. The decline in earning asset yields is reflective of a drop in the Bank's prime rate of 475 basis points during 2001 and a stagnant interest rate environment during 2002. The lower rates on interest bearing liabilities reflect a change in funding mix away from higher-cost sources to lower cost deposits, coupled with the lower interest rate environment. During the first nine months of 2002, the Company benefited from a reduction in funding costs as higher-rate certificates of deposit matured and rolled over at lower rates.

     The positive impact of this benefit is expected to decline over the remainder of 2002 as the spread between maturing deposits and current interest rates is compressed. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2002 and 2001.

                  Table 1: Average Balances - Yields and Rates
                                   (Unaudited)

                                                      Nine Months Ended                    Nine Months Ended
                                                      September 30, 2002                   September 30, 2001
                                              --------------------------------    ------------------------------------
                                                           Interest                             Interest
                                               Average     Income or   Average    Average       Income or     Average
                                               Balance     Expense      Rate      Balance       Expense        Rate
                                               -------     -------      ----      -------       -------        ----
                                                                        (dollars in thousands)
ASSETS:
  Federal funds sold                          $  4,337     $     54     1.66%    $  3,178       $     94       3.96%
  Investment securities
    available for sale                          42,500        1,399     4.40       32,248          1,439       5.97
  Investment securities
    held to maturity                             2,113           95     6.01        6,659            305       6.12
  Loans (1)                                    540,500       29,019     7.18      441,001         28,349       8.59
  Interest bearing deposits                      1,021           15     1.96          346              8       3.09
                                              --------     --------     ----     --------       --------       ----

TOTAL EARNING ASSETS                           590,471       30,582     6.92      483,432         30,195       8.35
  All other assets                              54,372                             54,284
                                              --------                           --------

TOTAL ASSETS                                  $644,843                           $537,716
                                              ========                           ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                       $186,829     $  2,504     1.79%    $140,193       $  3,018       2.88%
  Savings                                       21,795          122     0.75       18,218            158       1.16
  Time deposits                                280,672        8,284     3.95      224,638         10,262       6.11
  Repurchases and federal
     funds purchased                            13,964          158     1.51       14,725            480       4.36
 Short term borrowings                               -            -        -       27,344          1,142       5.58
 Other borrowings                               10,000          489     6.54            -              -          -
                                              --------     --------     ----     --------       --------       ----
TOTAL INTEREST BEARING
  LIABILITIES                                  513,260       11,557     3.01      425,118         15,060       4.74
  Demand deposits                               78,181                             60,654
  Other liabilities                              5,117                              6,400
  Shareholders' equity                          48,285                             45,544
                                              --------                           --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $644,843                           $537,716
                                              ========                           ========
                                                                        ----                                   -----
INTEREST SPREAD (2)                                                     3.91%                                  3.61%
                                                                        ====                                   ====
                                                           --------                             --------
NET INTEREST INCOME                                        $ 19,025                             $ 15,135
                                                           ========                             ========

NET INTEREST MARGIN (3)                                                 4.31%                                  4.19%
                                                                        ====                                   ====

----------

(1) Interest income on average loans includes loan fee recognition of $380,000 and $804,000 in 2002 and 2001, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense
                                   (Unaudited)

                                                         NET CHANGE SEPTEMBER 30,               NET CHANGE SEPTEMBER 30,
                                                        2001-2002 ATTRIBUTABLE TO:             2000-2001 ATTRIBUTABLE TO:
                                                        --------------------------             --------------------------
                                                                                   Net                                    Net
                                                    Volume (1)     Rate (2)      Change       Volume (1)     Rate (2)      Change
                                                    ----------     --------      ------       ----------     --------      ------
                                                                                     (thousands)
INTEREST INCOME:
   Federal funds sold                                 $    34      $   (74)     $   (40)        $   (35)     $   (48)     $   (83)
   Investment securities available for sale               457         (497)         (40)            (62)         (92)        (154)
   Investment securities held to maturity                (208)          (2)        (210)           (155)          16         (139)
   Loans                                                6,378       (5,708)         670           9,377       (1,638)       7,739
   Interest bearing deposits                               16           (9)           7             (40)          (9)         (49)
                                                      -------      -------      -------         -------      -------      -------
      Total                                             6,677       (6,290)         387           9,085       (1,771)       7,314
                                                      -------      -------      -------         -------      -------      -------



INTEREST EXPENSE:
   NOW and money markets                                1,004       (1,518)        (514)            781         (461)         320
   Savings                                                 31          (67)         (36)              8          (30)         (22)
   Time deposits                                        2,560       (4,538)      (1,978)          3,363          605        3,968
   Repurchases and federal funds
     purchased                                             (9)        (313)        (322)            192          (90)         102
   Short term borrowings                                    -            -            -             811         (237)         574
   Other borrowings                                      (726)          73         (653)              -            -
                                                      -------      -------      -------         -------      -------      -------
      Total                                             2,860       (6,363)      (3,503)          5,155         (213)       4,942
                                                      -------      -------      -------         -------      -------      -------
         Net interest income                          $ 3,817      $    73      $ 3,890         $ 3,930      $(1,558)     $ 2,372
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

Non-Interest Income

     Non-interest income for the three and nine months ended September 30, 2002 increased $180,000, or 13%, and $628,000, or 16%, respectively, from the comparable periods in 2001. The increases in both the three and nine month periods were primarily attributed to fees associated with the increased deposit base and secondary market mortgage loan sales. Income from secondary market mortgage loan sales is highly dependent on mortgage loan origination volumes and the overall level of mortgage loan activity. Service charges on deposit accounts increased $247,000, or 12%, for the nine months ended September 30, 2002 compared to the same period in 2001. Secondary market mortgage loan sales increased $325,000, or 26%, for the nine months ended September 30, 2002 compared to the same period in 2001. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees, increased $56,000, or 12%, for the nine month period ended September 30, 2002 compared to the comparable 2001 period.

     Non-interest income, annualized, as a percentage of average assets was 0.92% for the nine months ended September 30, 2002, compared to 0.95% for the comparable period in 2001.

Non-Interest Expense

     Non-interest expense was $5.4 million and $15.8 million for the three and nine month periods ended September 30, 2002 compared to $5.2 million and $14.3 million for the respective 2001 periods, an increase of 3% and 10%, respectively. This increase is primarily attributable to higher personnel costs resulting from investments in the Company's production and operational platform during the last three years. Annualized, non-interest expense as a percentage of average assets was 3.28% for the nine month period ended September 30, 2002, compared to 3.56% for the 2001 comparable period, reflecting the realization of efficiencies gained through the expansion of our production and operational platform. Salaries and employee benefits increased $847,000 or 11% to $8.4 million for the 2002 nine month period, compared to $7.5 million for the same period in 2001. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.73% from 1.87%, for the nine month period ended September 30, 2002 and 2001, respectively. Average full-time equivalent employees increased by eight to 257 from September 30, 2001 to September 30, 2002.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased in the three and nine month periods of 2002 by $57,000, or 7%, and $317,000, or 14%, respectively, over the comparable periods in 2001. The increase is primarily attributable to costs associated with the two new de novo branches in the First Coast Division and the purchase of the two branches from Republic Bank in May 2001.

     Other operating expenses increased $336,000, or 7%, in the 2002 nine month period compared to the same period in 2001. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                        Nine Months Ended September 30,
                                            2002           2001
                                            ----           ----

                                                (thousands)
Data processing                           $  990         $  810
Telephone                                    572            430
Amortization of intangible assets            561            339
Legal and professional                       544            324
Postage and delivery                         532            495
Advertising and promotion                    361            437
Supplies                                     320            427
Regulatory fees                              177            167
Loan expenses                                130            191
Administrative                               124            155
Education expense                             96             78
Other general operating                       79             50
Dues and subscriptions                        70             66
Directors fees                                65             56
Insurance and bonding                         56             80
Other                                        249            485
                                          ------         ------
Total other operating expenses            $4,926         $4,590
                                          ======         ======

Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2002 is approximately 35%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $65.1 million and represented 11% of average total deposits during the nine months of 2002, compared to $55.1 million and 12% for 2001. Average loans were 95% and 99% of average deposits for the nine month period ended September 30, 2002 and 2001, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company has a $3 million line of credit with one of its correspondent banks. The line of credit matures on June 30, 2003 with interest floating quarterly at 3-month Libor plus 145 basis points. There are no amounts outstanding on the $3 million line of credit. The line of credit and the Company's $10 million term loan are collateralized by 100% of the common stock of the Bank.

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

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at September 30, 2002, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 3.12% as compared to a projection under stable rates. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 3.56% as compared to a stable rate environment. A similar 200 basis point increase (decrease) would have decreased (increased) the Bank's market value of equity by 1.69% and (0.22)%, respectively. Market value of equity is defined as the difference between the estimated fair value of the Company's assets less the estimated fair value of liabilities. The computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

     Table 3, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating the assets and liabilities into fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
 September 30, 2002
(dollars in thousands)

                                                                                                                   Fair
                                     1 Year     2 Years    3 Years    4 Years    5 Years     Beyond     TOTAL      Value
INTEREST-EARNING ASSETS:
Gross Loans
     Fixed rate loans               $ 90,935   $ 49,958   $ 40,382   $ 34,543   $ 46,513   $ 89,850   $352,181   $368,394
       Average interest rate            7.34%      7.60%      7.86%      7.78%      7.43%      7.24%      7.47%

     Variable rate loans              65,897     25,467     20,867     15,697     10,257     83,401    221,586    234,340
       Average interest rate            5.47%      5.61%      5.67%      5.91%      6.90%      7.60%      6.40%

Investment securities (1)
     Fixed rate investments            8,119     11,496      5,472     16,129          -      7,617     48,833     49,881
       Average interest rate            2.39%      5.79%      4.38%      4.42%                 4.77%      4.46%

     Variable rate investments             -          -          -          -          -        524        524        531
       Average interest rate                                                                   4.17%      4.17%

Federal funds sold                     2,125          -          -          -          -          -      2,125      2,125
       Average interest rate            1.77%                                                             1.77%

Other earning assets (2)               3,370          -          -          -          -          -      3,370      3,370
       Average interest rate            5.06%                                                             5.06%
                                    --------   --------   --------   --------   --------   --------   --------   --------

Total interest-earning assets       $170,446   $ 86,921     66,721   $ 66,369   $ 56,770   $181,392   $628,619   $658,641
       Average interest rate           6.27%       6.78%      6.89%      6.52%      7.33%      7.29%      6.82%
                                    ========   ========   ========   ========   ========   ========   ========   ========

INTEREST-BEARING LIABILITIES:

NOW                                 $ 64,188   $      -   $      -   $      -   $      -   $ 52,196   $ 116,384  $116,384
       Average interest rate            2.13%                                                  0.50%      1.40%

Money market                          78,312          -          -          -          -      4,468     82,780     82,780
       Average interest rate            2.51%                                                  1.57%      2.46%

Savings                                    -          -          -          -          -     22,060     22,060     22,060
       Average interest rate                                                                   0.75%      0.75%

CD's under $100,000                  112,004     21,101     22,771      6,919        392          -    163,187    165,164
       Average interest rate            3.09%      4.00%      4.14%      4.63%      4.99%                3.42%

CD's $100,000 and over               115,518     15,438     11,953      3,636      1,502          -    148,047    150,282
       Average interest rate            3.69%      4.22%      4.39%      4.95%      5.37%                 3.85%

Securities sold under
   repurchase agreements and
   federal funds purchased             9,014          -          -          -          -          -      9,014      9,014
       Average interest rate            1.45%                                                             1.45%

Other borrowings  (3)                      -          -          -          -     10,000          -     10,000     10,000
       Average interest rate                                                        3.56%                 3.56%
                                    --------   --------   --------   --------   --------   --------   --------   --------
Total interest-bearing liabilities  $379,036   $ 36,539   $ 34,724   $ 10,555   $ 11,894   $ 78,724   $551,472   $555,684
       Average interest rate            2.95%      4.09%      4.23%      4.74%      3.84%      0.63%      2.83%
                                    ========   ========   ========   ========   ========   ========   ========   ========

----------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $1,055,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt. At September 30, 2002 the fair market value of the interest rate swap was approximately ($667,000).


     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 76% of total deposits at September 30, 2002, down slightly from 78% at December 31, 2001. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 11, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                               September 30, 2002
                             (dollars in thousands)

                                                                          Amount
                                                                          ------
Three months or less                                                    $ 37,840
Three through six months                                                  27,313
Six through twelve months                                                 50,365
Over twelve months                                                        32,529
                                                                        --------
      Total                                                             $148,047
                                                                        ========

EARNING ASSETS

Loans

     Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. During the nine month period ended September 30, 2002, average loans were $540.5 million and were 95% of average deposits, compared to $441.0 million and 99% for the same period in 2001. The following table reflects the composition of the Company's loan portfolio as of September 30, 2002 compared to December 31, 2001.

                       Table 5: Loan Portfolio Composition

                                             September 30,       December 31,
                                                 2002               2001
                                             -------------       ------------
                                                       (thousands)
Commercial, financial and agricultural       $ 333,556           $ 280,453
Real estate - mortgage                         149,371             147,973
Real estate - construction                      51,434              41,064
Installment and consumer                        39,406              42,157
                                             ---------           ---------
Total loans, net of unearned income            573,767             511,647
Less: allowance for loan losses                 (6,045)             (5,205)
                                             ---------           ---------
Net loans                                    $ 567,722           $ 506,442
                                             =========           =========


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations of loans from the North Florida region and also has concentrations in the types of loans funded. The Bank's four largest concentration categories are: Land Subdivision and Land Development, Lessors of Nonresidential Buildings, Office of Physicians and Commercial Building Construction.

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

     The allowance for loan losses on September 30, 2002, was 1.05% of total loans, compared to 1.02% at December 31, 2001 and 0.97% at September 30, 2001. Table 6: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 6: Allocation of Allowance for Loan Losses

                                    September 30,              December 31,
                                        2002                      2001
                                ----------------------    ----------------------
                                         Percent of                 Percent of
                                        Loans in Each              Loans in Each
                                         Category to                Category to
                                Amount   Total Loans      Amount    Total Loans
                                ------   -----------      ------    -----------
                                            (dollars in thousands)
Commercial, financial
   and agricultural             $4,514      58.1%         $3,669       53.8%
Real estate - mortgage             534      26.0%            484       30.3%
Real estate - construction          28       9.0%             25        7.9%
Consumer                           956       6.9%            932        8.0%
Unallocated                         13       -                95        -
                                ------     -----          ------      -----
Total                           $6,045     100.0%         $5,205      100.0%
                                ======     =====          ======      =====


     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased 70% from December 31, 2001 to $4.9 million at September 30, 2002. Non-performing assets as a percentage of total assets increased to 0.71% on September 30, 2002 from 0.47% on December 31, 2001. The increase in non-performing assets is primarily due to four individual loan relationships consisting of commercial, commercial real estate and mortgage loans. The remaining increase is attributed to a greater number of delinquent smaller-balance consumer loans.

                         Table 7: Non-Performing Assets

                                                 September 30,   December 31,
                                                     2002           2001
                                                 -------------   ------------
                                                    (dollars in thousands)
Non-accrual loans                                  $3,257           $1,377
Past due loans 90 days or
   more and still accruing                          1,601            1,271
Other real estate owned
   and repossessions                                   31              229
                                                   ------           ------
Total non-performing assets                        $4,889           $2,877
                                                   ======           ======

Percent of total assets                              0.71%            0.47%

                 Table 8: Activity in Allowance for Loan Losses

                                                                        September 30,
                                                                 2002                   2001
                                                                 ----                   ----
                                                                    (dollars in thousands)

Balance at beginning of year                                  $    5,205            $    3,670
Allowance acquired by acquisition                                      -                   110
Loans charged-off:
   Commercial, financial and agricultural                            578                   272
   Real estate - mortgage                                             68                    46
   Real estate - construction                                          -                     -
   Consumer                                                          314                   288
                                                              ----------            ----------
      Total loans charged-off                                      (960)                 (606)
Recoveries on loans previously charged-off:
   Commercial, financial and agricultural                             62                   107
   Real estate - mortgage                                             33                    21
   Real estate - construction                                          -                     -
   Consumer                                                           80                    98
                                                              ----------            ----------
      Total loan recoveries                                          175                   226
                                                              ----------            ----------
        Net loans charged-off                                      (785)                 (380)
                                                              ----------            ----------

Provision for loan losses charged to expense                       1,625                 1,450
                                                              ----------            ----------
Ending balance                                                $    6,045            $    4,850
                                                              ==========            ==========

Total loans outstanding                                       $  573,767            $  498,311
Average loans outstanding                                     $  540,500            $  441,001

Allowance for loan losses to loans outstanding                      1.05%                 0.97%
Net charge-offs to average loans outstanding, annualized            0.19%                 0.12%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $53.4 million at September 30, 2002, an increase of 44% from $37.1 million at the end of 2001.

     Securities are classified as either held-to-maturity or available-for-sale. Securities available-for-sale, which made up 98% of the total investment portfolio at September 30, 2002 had a value of $52.3 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as a separate component of shareholders' equity. At September 30, 2002, shareholders' equity included a net unrealized gain of $662,000, compared to a $320,000 net unrealized gain at December 31, 2001.

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

           Table 9: Maturity Distribution of Investment Securities (1)
                               September 30, 2002

(dollars in thousands)                          Held to Maturity                  Available for Sale
---------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated          Amortized       Estimated
                                             Cost         Market Value          Cost         Market Value
                                           ---------      ------------        ---------      ------------
U.S. Treasury:
   One year or less                        $     -         $      -           $ 4,034           $ 4,044
                                           -------          -------           -------           -------
Total U.S. Treasury                              -                -             4,034             4,044

 U.S. Government Agencies
 and Corporations:
   One year or less                              -                -             4,084             4,117
   Over one through five years               1,129            1,129            31,969            32,883
                                           -------          -------           -------           -------
Total U.S. Government Agencies               1,129            1,129            36,053            37,000
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over ten years                                -                -               609               640
                                           -------          -------           -------           -------
Total Obligations of State and                   -                -               609               640
 Political Subdivisions

Mortgage-Backed Securities (2):
   Over one through five years                   -                -                33                33
   Over five through ten years                   -                -             4,078             4,116
   Over ten years                                -                -             3,421             3,450
                                           -------          -------           -------           -------
Total Mortgage-Backed Securities                 -                -             7,532             7,599

Other Securities:
   Over ten years (3)                            -                -             2,997             2,997
                                           -------          -------           -------           -------
Total Other Securities                           -                -             2,997             2,997

                                           -------          -------           -------           -------
Total Securities                           $ 1,129          $ 1,129           $51,225           $52,280
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

             Table 10: Weighted Average Yield by Range of Maturities

                                                 September 30, 2002     December 31, 2001      September 30, 2001
                                                 ------------------     -----------------      ------------------
One Year or Less                                        2.44%                 2.56%                   2.56%
More than One through Five Years                        5.23%                 5.72%                   5.39%
More than Five through Ten Years                        4.99%                 4.95%                   6.06%
More than Ten Years (1)                                 4.58%                 4.96%                   6.34%

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


FUNDING SOURCES

Deposits

The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 2002 and December 31, 2001.

                            Table 11: Total Deposits

                                                 September 30,    December 31,
                                                     2002             2001
                                                 -------------    ------------
                                                          (thousands)
Non-interest bearing:
        Demand checking                           $ 80,572         $ 72,859
Interest bearing:
        NOW checking                               116,384          105,157
        Money market checking                       82,780           66,088
        Savings                                     22,060           20,250
        Certificates of deposit                    311,234          268,537
                                                  --------         --------
Total deposits                                    $613,030         $532,891
                                                  ========         ========



CAPITAL RESOURCES

     Shareholders' equity at September 30, 2002 was $49.6 million, as compared to $46.7 million at December 31, 2001. During each of the first, second and third quarters of 2002, the Board of Directors declared quarterly dividends of $0.05 per share, consistent with 2001. At September 30, 2002, the Company's common stock had a book value of $8.12 per share compared to $7.64 per share at December 31, 2001.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of September 30, 2002, the Bank was considered "well capitalized."

     At September 30, 2002 and 2001, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:

                            Table 12: Capital Ratios
                                                                                Adequately-
                                         September 30,      Well-Capitalized    Capitalized
                                      2002          2001      Requirements      Requirements
                                      ----          ----      ------------      ------------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio             7.6%          8.0%          6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets           8.7%          8.9%         10.0%              8.0%

Tier 1 Leverage Ratio                 6.4%          6.7%          5.0%              4.0%


CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and requires management's most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The Company's considers the establishment and maintenance of the allowance for loan loss and the accounting for its core deposit intangible asset to be critical accounting policies.

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

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit relationships acquired diminish faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through September 30, 2002, the performance of the depositor relationships did not differ materially from expectations.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at September 30, 2002, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at September 30, 2002, including interest accruals, was approximately ($667,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt. Changes in the fair value of the swap, net of taxes, are recorded as a separate component of shareholders' equity. Amounts are transferred from equity to earnings as the hedged transactions are reflected in income.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 2002 would not necessarily be considered to apply at subsequent dates.

                             CONTROLS AND PROCEDURES

     Within ninety days prior to the filing of this Report on Form 10-Q, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them, particularly during the period in which this Report is being prepared.

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

(b)       Reports on Form 8-K:

          On July 25, 2002, the Company filed a Form 8-K to report its 2002 second quarter earnings.

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

                                           CNB Florida Bancshares, Inc.
                                           ----------------------------
                                                (Registrant)


                                           By:     /s/ G. Thomas Frankland
                                                   ---------------------------
                                                   G. Thomas Frankland
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                           Date:   November 13, 2002

                                 CERTIFICATIONS


I, K. C. Trowell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNB Florida Bancshares, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                            /s/  K. C. Trowell
                                            ------------------------------------
                                            K. C. Trowell
                                            Chairman of the Board, President and
                                            Chief Executive Officer

I, G. Thomas Frankland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CNB Florida Bancshares, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                    /s/ G. Thomas Frankland
                                                    ----------------------------
                                                    G. Thomas Frankland
                                                    Executive Vice President and
                                                    Chief Financial Officer