Form 10-K
period 2002-12-31
CNB FLORIDA BANCSHARES INC
filed 2003-03-27
CIK 852618

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

        For the fiscal year ended December 31, 2002

                                       OR

---     TRANSITION  REPORT  PURSUANT TO  SECTION 13 or  15(d) OF THE  SECURITIES
        EXCHANGE   ACT OF 1934

        For the transition period from ________ to ________

                           Commission File No: 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               FLORIDA                                       59-2958616
     --------------------------------                        ----------
    (State or other jurisdiction                          (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

    9715 Gate Parkway North
    Jacksonville, Florida                                         32246
    ---------------------                                         -----
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $43,675,685.30 (based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on June 28, 2002 of $11.35 per share).

The number of shares of the Registrant's common stock outstanding as of March 7, 2003 was 6,125,500 shares, $0.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's 2003 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction G of Form 10-K, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2003.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-K




                                TABLE OF CONTENTS


PART I

        Item 1.     Business .....................................................................................3
                    Supervision and Regulation ...................................................................8
        Item 2.     Properties ..................................................................................11
        Item 3.     Legal Proceedings ...........................................................................12
        Item 4.     Submission of Matters to a Vote of Security Holders .........................................12
                    Executive Officers and Key Employees of the Registrant ......................................12

PART II

        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..........................14
        Item 6.  Selected Financial Data ........................................................................15
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........16
                 Overview .......................................................................................16
                 Results of Operations ..........................................................................17
                 Income Taxes ...................................................................................21
                 Liquidity and Interest Rate Sensitivity.........................................................21
                 Earning Assets..................................................................................25
                 Loan Quality ...................................................................................26
                 Investment Portfolio ...........................................................................28
                 Capital Resources ..............................................................................30
                 Quarterly Financial Information ................................................................31
        Item 7a. Qualitative and Quantitative Disclosure About Market Risk ......................................34
                 Critical Accounting Policies ...................................................................34
        Item 8.  Consolidated Financial Statements ..............................................................35
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........71

PART III

        Item 10.   Directors and Executive Officers of the Registrant ...........................................71
        Item 11.   Executive Compensation .......................................................................71
        Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                   Matters ......................................................................................71
        Item 13.   Certain Relationships and Related Transactions ...............................................71
        Item 14.   Controls and Procedures ......................................................................72

PART IV

        Item 15.   Exhibits and Reports on Form 8-K .............................................................72

SIGNATURES AND CERTIFICATIONS

                                     PART I

                                    BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties which are described in this Annual Report and in other filings with the Securities and Exchange Commission (the "SEC"). The Company makes this Form 10-K available on its web site at www.cnbnb.com. The
                                                             -------------
actual results of CNB Florida Bancshares, Inc. (the "Company" or "CNB") may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competitive pressures among depository and other financial institutions, changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with Selected Historical Financial Information and the Consolidated Financial Statements of the Company, which are included in this Form 10-K.

GENERAL

     The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which was formed in 1986. The Company relocated its headquarters from Lake City, Florida to Jacksonville, Florida during 2000 in connection with its expansion plans described below. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through fourteen full service branches located within the following contiguous counties in Northeast Florida: Alachua, Baker, Bradford, Columbia, Duval, St. Johns, Suwannee and Union County. At December 31, 2002, the Company had total assets of $730.7 million, total gross loans of $605.8 million, total deposits of $648.6 million, and total shareholders' equity of $50.9 million. Net income for the years ended December 31, 2002, 2001 and 2000 was $5.4 million, $2.9 million and $2.5 million, respectively. For additional financial information related to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" in Part II of this Form 10-K.

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

     The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville (the "Expansion Markets"). Historically the Company competed successfully in Columbia, Suwannee, Baker, Bradford and Union Counties (the "Core Markets"), against larger bank holding companies for middle market customers. In the Company's Expansion Markets, many of such customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies have entered the Company's Expansion Markets by acquiring such previously locally headquartered banks. For example, in January 1998, Bank of

America Corporation formerly known as NationsBank Corporation completed its acquisition of Jacksonville-based Barnett Banks, Inc. ("Barnett"), which prior to its acquisition was the largest bank headquartered in Florida. The acquisition of Barnett closely followed the acquisition of three of Jacksonville's community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and Alachua County (the "Gainesville Market"), was acquired by Compass in 1997. Consolidation continued into 2002 and 2003 as both BB&T of Winston-Salem, North Carolina and Alabama National BanCorporation of Birmingham, Alabama entered the First Coast and Gainesville markets by acquiring Florida-based community banks. As a result, the Company now competes in its Core Markets, and will compete in its Expansion Markets, primarily with SunTrust Banks, Bank of America, Wachovia, SouthTrust, AmSouth and Compass, all of which are headquartered outside of Florida.

GROWTH OPPORTUNITY FOR THE COMPANY

     Management believes that a significant segment of the historical customer base of Barnett and the customer bases of other acquired community banks in Northeast Florida, particularly individuals and small and medium-sized businesses, prefer the personalized service that characterized their relationships with the locally headquartered banks that were acquired. Many of these personal relationships have been disrupted as the larger, regional financial institutions increasingly focus on larger corporate customers, offer primarily standardized loan and deposit products and services, and employ centralized management and more remote decision-making. Thus, Company management believes there exists a unique opportunity to address the under-served banking needs of individuals and small and medium-sized businesses in its Expansion
Markets, which are contiguous and demographically similar to the Company's existing Core Markets. Accordingly, the Company's current strategic focus is to capitalize on this market opportunity. In pursuing this opportunity, the Company will continue to focus on that specific segment of the market to which it has historically appealed. The Company believes that its historical strategy of providing personalized and consistent service to its small and middle-market corporate customers and individuals will allow it to continue to compete profitably, not only in the markets that it presently serves but in other markets as well.

BUSINESS STRATEGY

     The Company's primary goal is to enhance profitability and shareholder returns through aggressive but sound growth. The Company's long-term strategy is to (i) continue to grow its full service banking capabilities in the Expansion Markets, (ii) leverage existing branch capacity, (iii) expand its mortgage, consumer and commercial lending activities, and (iv) continue to differentiate itself from its larger competitors by emphasizing personalized, relationship-driven service provided by a locally-headquartered financial institution.

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

     To ensure that the Company's proposed expansion does not erode its standards for service and quality, the Company created four operating divisions: the Gainesville Division (Alachua County), the TriCounty Division (Baker,
Bradford and Union counties), the Suwannee Valley Division (Columbia and Suwannee Counties) and the First Coast Division (Duval and St. Johns Counties). This organizational structure will help to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies and long-term strategy.

DEPOSIT PRODUCTS AND SERVICES

     The Company, through its banking subsidiary, offers various deposit products and services to its retail and commercial customers. These products include commercial and retail checking accounts, specialized low-cost checking for customers who write few checks per month, money market accounts for consumers and commercial customers, bundled account products including the Generations Gold(TM) affinity program, NOW accounts and savings accounts. Additionally, the Company offers an interest-bearing transaction account for seniors with no minimum balance requirements, no service charge and no per-check charge. For customer convenience and ease of storage, the Company offers image-based monthly account statements, as well as an automated telephone banking service for balance reporting. The Company also offers internet banking services, which allow customers to check balances, transfer funds and pay bills on-line. The Company's deposit services include cash management for commercial customers for overnight investment, wire transfer services, collections, money orders, safe deposit boxes and traveler's checks. The Bank is currently a member of the STAR (formerly HONOR), PLUS and CIRRUS networks of automated teller machines that may be used by Bank customers in major cities throughout the United States. The Federal Deposit Insurance Corporation ("FDIC") insures all deposits up to the maximum amount permitted by law (generally $100,000 per depositor subject to aggregation rules).

LOAN PRODUCTS AND LENDING POLICY

GENERAL

     The Company provides to customers a full range of short- to medium-term commercial, agricultural, Small Business Administration ("SBA") guaranteed, Farmers Home Administration guaranteed, long term residential mortgages and personal loans, both secured and unsecured. Credit is extended consistent with a comprehensive loan policy that governs advance rates, maturities and acceptable collateral. The Company's loan policy grants lending authority using a tiered schedule that grants authority to officers based on certain risk parameters including the collateral type. The Executive Loan Committee of the Bank's Board of Directors must approve loans exceeding officer authority and exhibiting certain risk parameters. Exceptions to the policy must be recommended by the applicable officer and approved by either a Division President or the Credit Administrator within their authority and approved by the Executive Loan Committee.

COMMERCIAL LOANS

     Commercial loan products include short-term loans and lines of credit for working capital purposes. These loans are generally secured by the borrower's current assets, typically accounts receivable and inventory. Other commercial loan products include intermediate term loans for farm and non-farm equipment, agricultural loans and SBA guaranteed loans. SBA guaranteed loans include secured and unsecured loans for working capital, business expansion and purchases of equipment and machinery.

     Lines of credit are subject to annual review and approval, generally no later than 120 days after the closing of the customer's fiscal year-end.

Advances are typically limited to 75% of eligible accounts receivable and up to 50% on inventory. These credits are usually monitored through the review of a receivables aging report and borrowing base report.

     Term loans having maturities greater than one year are generally secured by equipment with advances limited to no more than 75% of cost. In virtually all cases, the Bank requires the personal guaranty of the owners or major shareholders of the borrower.

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

     The Company extends acquisition and development loans to borrowers who have historically fulfilled their financial obligations. The relevant acquisition or development project must demonstrate acceptable absorption periods and should have an equity investment of at least 20% of the total project cost. Such loans typically mature within thirty months.

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

     Loans to consumers are extended after a credit evaluation that includes a review of the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Specifically, the lender reviews a credit bureau report for the borrower's credit history and calculates a debt-to-income ratio based on the borrower's gross monthly income to fixed debt payments. A ratio higher than 40% is generally considered unacceptable. For automobile loans, the policy requires a minimum down payment of 10% with maturities based on the age of the vehicle.

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

LOAN REVIEW AND NONPERFORMING ASSETS

     The Company's loan review officer is independent of the loan production and administration process. The loan review officer has the responsibility to perform timely reviews of portfolio credits with scope and assessment criteria comparable to that of the Bank's regulators. Additionally, a comprehensive annual review is conducted on all credits over $1 million, past dues, non-performing assets and other real estate owned. Loan operations personnel review smaller credits utilizing pre-determined standards, which include documentation and compliance, with exceptions referred to the loan review officer. Problem credits, which include all non-performing assets, are reviewed at least quarterly with written documentation that includes the reason for the problem, collateral support, a plan for resolution of the problem and a time frame for the resolution. Delinquent loans are reviewed at least weekly by Risk Management and monitored monthly by the Board of Directors of the Bank.

     A written report is developed on the findings of the various loan review functions and reported directly to the Audit Committee of the Company's Board of Directors, which meets at least quarterly. The allowance for loan losses is reviewed monthly in order to make the appropriate loan loss provision based on the loan review findings, delinquency trends, historical loan losses and current economic trends.

INVESTMENT SERVICES

     During 2001, the Company launched its CNB Financial Services unit, which is geared toward offering customers an alternative investment vehicle to bank products. These services are being offered through a strategic alliance relationship with Raymond James and are being sold through brokers who are employed by the Bank. It is expected that this business line will offer complementary alternatives to customer funds and will allow the Bank to continue earning fee income on relationships that may have otherwise left the Bank. Customer balances related to CNB Financial Services are not recorded in the financial statements of the Company since the accounts are held with Raymond James. The Company earns fees based upon the level of funds invested with Raymond James that were originated through CNB Financial Services. This business unit is in the start-up phase and did not materially contribute to the Company's results of operations during 2001 or 2002.

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

COMPETITION

     Within each market in which the Company operates (collectively, the "CNB Markets"), there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial service companies.

     In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act") has removed substantially all state barriers to the acquisition of banks by out-of-state bank holding companies. In addition, certain out-of-state bank holding companies have entered the Florida banking market by acquiring failing thrift institutions and commercial banks. Florida banks and bank holding companies also may enter the CNB Markets by acquiring a financial institution, by establishing de novo branches or by forming de novo banks.

     Competition for deposit and loan business in the CNB Markets will continue to be intense because of existing competitors, the accelerating pace of product deregulation and the likelihood of expansion into the CNB Markets by other institutions. Many of these institutions have significantly greater financial resources than the Company. To compete, the Bank relies on specialized services, responsive handling of customer needs, customer contact by Bank officers, directors and staff, and the appeal of a locally-owned, relationship-driven institution.

HISTORICAL GROWTH

     The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") and in 1990 opened its first de novo branch in Fort White. In 1992 and 1993, the Bank acquired additional banking offices in Macclenny, Lake City and Live Oak from Anchor Savings Bank. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke, Florida. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Lake Butler, Florida and two in Gainesville. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, located in Lake City, and in June 1999 expanded into Jacksonville with its twelfth office. The Bank opened its second Jacksonville branch in February 2001, and opened a St. Augustine branch in June 2001. In May 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. In connection with the transaction, the Bank closed one of its existing Live Oak locations and in early 2003 closed one of its Lake City locations.

EMPLOYEES

     As of December 31, 2002, the Bank had 253 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

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

CAPITAL AND OPERATIONAL REQUIREMENTS

     The Federal Reserve, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2002, were 7.4% and 8.5%, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above 3%. The Company's leverage ratio at December 31, 2002 was 6.3%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

     Banking agencies have also adopted regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance sheet positions) in the determination of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

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

"SOURCE OF STRENGTH" POLICY

     According to Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. PROPERTIES

     The  Bank  currently   operates  out  of  fourteen  branch   offices,   one
administrative office and a non-customer operations center. All branches have automated teller machines ("ATMs"). The Company owns the following properties:

                                                                              APPROXIMATE SQUARE        YEAR ESTABLISHED/
OFFICE LOCATION                                                                     FOOTAGE                  ACQUIRED
------------------------------------------------------------------------------------------------------------------------------------
LAKE CITY (COLUMBIA COUNTY)

    205 North Marion Avenue (1) .....................................                22,000                    1986
    187 SW Baya Avenue ..............................................                10,100                    1993
    2844 U.S. 90 West ...............................................                 2,900                    1997
    160 NW Main Blvd ................................................                 7,600                    2001
    1 CNB Place, East U.S. 90 (2) ...................................                20,800                    1996

LIVE OAK (SUWANNEE COUNTY)

    205 White Avenue, S.E ...........................................                 6,000                    1988
    1562 South Ohio Avenue ..........................................                 2,000                    1993
    535 South Ohio Avenue ...........................................                 8,000                    2001

FORT WHITE (COLUMBIA COUNTY)

    7075 SW U.S. Hwy 27 .............................................                 2,200                    1990

MACLENNEY (BAKER COUNTY)

    595 South Sixth Street ..........................................                 4,800                    1992

STARKE (BRADFORD COUNTY)

    606 West Madison Street .........................................                 8,000                    1994

GAINESVILLE (ALACHUA COUNTY)

    5027 Northwest 34th Street ......................................                 2,000                    1996
    7515 West University Avenue .....................................                12,000                    2000
   11411 N. State Rd. 121 ...........................................                 4,500                    1996

LAKE BUTLER (UNION COUNTY)

    300 West Main Street ............................................                 6,800                    1996

JACKSONVILLE (DUVAL COUNTY)

    9715 Gate Parkway North .........................................                26,000                    2000

ST. AUGUSTINE (ST. JOHNS COUNTY)
   1980 U.S. 1 South ................................................                 5,000                    2000
-------------------------

(1) Main office and administrative office.
(2) Location of the operations center.

     The Company also leases a branch in the Mandarin area of Jacksonville (Duval County), which opened in February 2001, and a branch under construction in the Magnolia Parke area of Gainesville, Florida that is expected to open in 2003. The Company also owns 1.57 acres of unimproved land in Glen St. Mary, Florida that was acquired in 2001. The land will be used for the construction of a branch banking facility that is expected to open in 2003.

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

             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT


K. C. Trowell             64      Mr.  Trowell  is  Chairman,   Chief  Executive
                                  Officer and  President  of the Company and the
                                  Bank. He was elected to the Board of Directors
                                  in  1987  and  serves  as   Chairman   of  the
                                  Executive  Committee of the Board of Directors
                                  of the Company and the Bank.  He has served as
                                  the  Chairman and Chief  Executive  Officer of
                                  the Company since its  inception in 1987.  Mr.
                                  Trowell  is a Lake City,  Florida,  native and
                                  has  been  actively   involved  in  commercial
                                  banking  management  in North Florida for over
                                  30  years.   He  has  also   held   management
                                  positions  with Bank of  America  in Lake City
                                  (and  its  predecessors),   American  Bank  of
                                  Jacksonville,   and  Barnett  Banks,  Inc.  in
                                  Jacksonville. He is a former Chairman of the Board of Trustees of Florida Bankers Insurance
                                  Trust.  He is a  past  director  of  Community
                                  Bankers of Florida, past director of the Columbia County Committee of 100, a founding director of North Central Florida Areawide
                                  Development Company, and a former board member and chairman of both Lake City Medical Center and Columbia County Industrial Development
                                  Authority.

G. Thomas Frankland        56     Mr.  Frankland is the Executive Vice President
                                  and Chief Financial Officer of the Company and
                                  the  Bank.  Mr.   Frankland   served  as  Vice
                                  President  and  Chief  Financial   Officer  of
                                  AirNet    Communications     Corporation    in
                                  Melbourne,  Florida,  from March 1998 until he
                                  joined the Company in November 1998.  From May
                                  1994 until August 1996, Mr. Frankland was Vice
                                  Chairman and Chief Financial  Officer of Ideon
                                  Group,   Inc.    ("Ideon").    Following   the
                                  acquisition  of  Ideon  by CUC  International,
                                  Inc.  ("CUC"),  in August 1996, Mr.  Frankland
                                  continued  in a consulting  capacity  with CUC
                                  through  December 1997. Prior to May 1994, Mr.
                                  Frankland was a partner with Price  Waterhouse
                                  LLP. During his 24 years with Price Waterhouse
                                  LLP,  including  the seven  years he served as
                                  managing partner of the  Jacksonville  office,
                                  he  specialized  primarily  in  the  financial
                                  services industry.  He currently serves on the
                                  Audit  Committee  of the Board of Directors of
                                  the  University  of  Florida  Foundation,  the
                                  Warrington   College  of   Business   Advisory
                                  Council,   the  Fisher  School  of  Accounting
                                  Steering Committee and the Board of Directors of the North Florida Land Trust.

Martha S. Tucker           52     Ms. Tucker has served as Senior Vice President
                                  and Controller of the Company and the Bank since July 1997. From 1991 through 1997, Ms.
                                  Tucker was Vice President and Cashier of the Bank. From 1988 through 1991, Ms. Tucker was
                                  Cashier for Citizens Bank of Live Oak, which merged into the Bank in November 1992. From
                                  1986 to 1988,  Ms.  Tucker served as Assistant
                                  Cashier for the Bank and prior to 1986 held management positions with NationsBank of Live
                                  Oak (and its predecessors). Ms. Tucker is a life-long resident of Live Oak, Florida and has over 35 years of banking experience.

Robert E. Cameron          58     Mr.  Cameron  serves as the Southern  Division
                                  President  of the Bank.  Prior to joining  the
                                  Company  in  April  1998,  Mr.  Cameron  was a
                                  Senior  Vice  President  of  Barnett  Bank  of
                                  Alachua  County from 1988 until 1998.  He also
                                  was a  member  of the  Board of  Directors  of
                                  United   Gainesville   Community   Development
                                  Board. He has worked in the banking industry for 33 years. Currently he is a member of the Board of Directors of the Gainesville Builders
                                  Association and Child Care Resources.

John D. Kennedy            46     Mr.   Kennedy  has  served  as  the  TriCounty
                                  Division  President  of the Bank since  August
                                  1998. From 1996 through 1998, Mr. Kennedy was the President of the Bank's Macclenny branch.
                                  From October 1973 until August 1996 he was with The Citizens Bank of Macclenny, where he served as President beginning in January 1987.
                                  Mr.  Kennedy serves on the Lake City Community
                                  College Endowment Trust Board. He is a member of the Board of Directors of Baker County
                                  Council  on Aging  and  Baker  County  Tip-Off
                                  Club.  He is also Chairman of the Baker County
                                  Education Foundation and President of the Girls Softball League of Baker County. Mr.
                                  Kennedy has 30 years of banking experience.

David H. Sheffield         39     Mr.   Sheffield  serves  as  the  First  Coast
                                  Division    President    overseeing    banking
                                  activities  in Duval and St.  Johns  counties.
                                  Mr.  Sheffield  joined  CNB  National  Bank in
                                  1999. He has 17 years of banking experience in
                                  the  Jacksonville  market,  primarily  in  the
                                  commercial   lending   functional   area.  Mr.
                                  Sheffield   began  his  career  with   Florida
                                  National  Bank in 1986 and has held  positions
                                  with Enterprise  National Bank of Jacksonville
                                  and  Compass  Bank  in  various   lending  and
                                  management  capacities.  Mr.  Sheffield  is  a
                                  graduate of Clemson  University with a B.S. in
                                  Financial Management. He is also a graduate of
                                  the ABA Commercial  Lending Graduate School at
                                  the  University  of Oklahoma  and the Graduate
                                  School   of   Banking   at   Louisiana   State
                                  University. He is actively involved in various community and industry organizations and is active as an elder at his church.

Suzanne M. Norris          39     Ms.  Norris   currently   serves  as  Division
                                  President  for  Suwannee  Valley  as  well  as
                                  Senior  Credit   Administrator,   a  role  she
                                  assumed in 1997.  Ms.  Norris came to the Bank
                                  in September  1996 and has 17 years of banking
                                  experience,  working in various management and
                                  lending  positions  with  NationsBank  in  St.
                                  Petersburg,  Tampa  and Lake  City,  including
                                  acting  as  commercial  market  manager/senior
                                  banking    executive   for   Lake   City   and
                                  Gainesville  from June 1995 to September 1996.
                                  Ms. Norris, a graduate of the University of Florida, has been active in the community, having served as the President of the Lake
                                  City/Columbia County Chamber of Commerce. She currently serves on the Board of Trustees for Lake City Community College, the Board of
                                  Directors  for  the  United  Way  of  Suwannee
                                  Valley and Epiphany Catholic School and is a member of Altrusa.

                                     PART II


      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 14, 2003, there were 6,125,500 shares of Common Stock issued and outstanding and 509 shareholders of record. In addition, there were 536,253 shares subject to currently exercisable options. On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. The Company contributed $10.0 million of the $11.4 million net proceeds from the offering to CNB National Bank in February 1999. There is no trading information for any prior years, since there was not an established market for the Company's common stock. See Table 12: "Selected Quarterly Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarterly market price for the last two fiscal years.

     Shareholders' equity at December 31, 2002 was $50.9 million, as compared to $46.7 million at December 31, 2001. On July 15, 1998, the Company declared a two-for-one stock split for shareholders of record on August 10, 1998, effective August 17, 1998.

     Company dividends for 2002, 2001 and 2000 consisted of the payment of quarterly cash dividends in the amount of $0.05 per common share.

     The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations include principal and interest payments on outstanding long-term debt and may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Common Stock. The Bank may also issue additional capital stock or incur indebtedness, subject to certain borrowing covenants outlined in the Company's line of credit agreement, as amended, entered into with another bank during 2001 (see Management's Discussion and Analysis - Item 7 of Part II). Furthermore, the regulations of the Comptroller, regulatory capital levels and the net income of the Bank determine its ability to pay dividends or make other capital distributions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             SELECTED FINANCIAL DATA

Dollars in thousands except per share               2002          2001           2000         1999          1998
information
------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Interest Income                                  $  41,398     $  40,417     $   32,061    $  23,758    $   21,119
Interest Expense                                   (15,646)      (19,629)       (14,736)      (9,052)       (9,417)
                                                 ---------     ---------     ----------    ---------    ----------
Net Interest Income                                 25,752        20,788         17,325       14,706        11,702
Provision for Loan Loss                             (2,375)       (2,050)        (1,350)      (1,160)         (710)
                                                 ---------     ---------     ----------    ---------    ----------
Net Interest Income After
     Provision for Loan Loss                        23,377        18,738         15,975       13,546        10,992
Non-Interest Income                                  6,304         5,633          3,338        2,952         2,392
Non-Interest Expense                               (21,156)      (19,836)       (15,481)     (11,994)       (9,298)
                                                 ---------     ---------     ----------    ---------    ----------
Income Before Income Taxes                           8,525         4,535          3,832        4,504         4,086
Income Taxes                                        (3,141)       (1,594)        (1,325)      (1,563)       (1,407)
                                                 ---------     ---------     ----------    ---------    ----------
Net Income                                       $   5,384     $   2,941     $    2,507    $   2,941    $    2,679
                                                 =========     =========     ==========    =========    ==========


------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic Earnings                                   $    0.88      $   0.48     $     0.41    $    0.49    $     0.55
Diluted Earnings                                      0.87          0.48           0.41         0.48          0.55
Book Value                                            8.31          7.64           7.32         7.04          6.36
Dividends                                             0.20          0.20           0.20         0.20          0.20
Actual Shares Outstanding                        6,125,500     6,106,453      6,099,376    6,116,070     4,856,770
Basic Weighted Average Shares Outstanding        6,104,050     6,094,670      6,095,471    5,995,474     4,856,770
Diluted Weighted Average Shares Outstanding      6,215,775     6,188,477      6,134,270    6,069,737     4,897,922

------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
Return on Average Assets                              0.81%         0.53%          0.62%        0.91%         0.93%
        Return on Average Shareholders' Equity       11.03          6.43           5.74         7.03          8.92
Dividend Payout                                      22.73         41.67          48.78        40.82         36.36
Efficiency Ratio                                     66.00         75.08          74.92        67.92         65.97
Total Risk-Based Capital Ratio                        8.52          9.00          12.00        17.25         16.62
Average Shareholders' Equity to Average
            Assets                                    7.37          8.23          10.82        13.01         10.43
Tier 1 Capital to Average Assets/Leverage
          Ratio                                       6.31          6.50           9.80        12.70          9.70

------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT YEAR END:
Assets                                           $ 730,674     $ 612,021     $  467,593    $ 346,076    $  311,565
Gross Loans                                        605,785       511,647        379,859      266,084       187,015
Deposits                                           648,636       532,891        367,686      288,203       265,109
Borrowings                                          25,446        28,148         51,142       12,063        12,570
Shareholders' Equity                                50,921        46,669         44,636       43,075        30,896

------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Banking Locations                                       14            15             12           12            11
Full-Time Equivalent Employees                         253           246            212          183           149

------------------------------------------------------------------------------------------------------------------

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

Overview

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. The purpose of this discussion is to facilitate a better understanding of the major factors and trends that affect the Company's financial condition and earnings performance, and how the Company's performance during 2002 compares with prior years. Throughout this section, CNB Florida Bancshares, Inc. and its subsidiary, CNB National Bank, are referred to as "CNB" or "the Company".

     On January 29, 1999, CNB completed an initial public offering of 1,250,000 shares of common stock, which began trading on the NASDAQ National Market, giving CNB shareholders greater access to purchasing or selling shares of common stock. In addition, CNB obtained additional capital to support its expansion plans, as well as for general corporate purposes. Of the $11.4 million net proceeds from the offering, the Company contributed $10.0 million as capital to CNB National Bank .

     The Company continues to execute on its strategic growth initiatives that were put in place during 1998. During 2002 the Company began laying the groundwork for construction of a new branch on US 90 in Glen St. Mary and entered into a lease agreement for a branch in the Magnolia Parke section of Gainesville. Both of these branches are expected to open for business in 2003. In 2001 the Company added two branches to its First Coast market (Jacksonville and St. Augustine) and acquired two branches from Republic Bank (Lake City and Live Oak). The branch acquisitions occurred in May 2001 and resulted in the addition of loans, deposits and premises and equipment of approximately $12 million, $62 million and $2 million, respectively. In connection with the acquisition, the Bank recorded a core deposit intangible of $6 million, which is being amortized over its estimated useful life of 10 years. The Company's conversion to an improved data processing platform in the fourth quarter of 2000 and the move into the expanded Operations Center in the first half of 2001 has improved operational support to our growth initiatives and has allowed us to become more customer focused and cost-efficient.

     The Company officially relocated its corporate offices to Jacksonville, Florida effective January 2001. Operational headquarters for CNB National Bank continue to be located in Lake City.

Results of Operations

     The Company's earnings for 2002 were $5.4 million, or $0.87 per diluted share, compared to $2.9 million, or $0.48 per diluted share, and $2.5 million, or $0.41 per diluted share, in 2001 and 2000, respectively. These results reflect growth in net interest income and non-interest income. The decline in interest expense reflects the impact of declining interest rates throughout 2002. Total assets increased to $730.7 million at December 31, 2002 compared to $612.0 million at December 31, 2001, an increase of 19%. Included in the results for 2001 is the impact of the acquisition of the Lake City and Live Oak branches of Republic Bank in May 2001.

Net Interest Income/Margins

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's main objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income was $25.8 million for 2002, compared to $20.8 million and $17.3 million for the comparable prior year periods of 2001 and 2000, respectively. The increase over 2001 was due to growth in loans, transaction deposits and improved rates and spreads. During the first half of 2003, we expect increased margin pressure as interest rates remain at historically low levels. With our asset sensitivity, however, margin enhancement is anticipated once rates rise, as is expected later in the year.

     Average loan growth of $95 million was the main contributor to the increase in average earning assets of $106.7 million, or 21%. Increases in time, money market and interest bearing deposits, including those accounts acquired from Republic Bank, were the main contributors in the $103.5 million, or 26%, growth in average interest bearing liabilities.

     The Company's net interest margin increased to 4.24% in 2002, compared to 4.15% in 2001. The increase in the margin is due to higher transaction deposit balances and improved rates and spreads. Table 1 presents a comparative earning asset composition as well as earning asset yields and interest bearing liability rates for 2002, 2001 and 2000. Table 1a shows the changes in net interest income by category due to shifts in volume and rates for years presented.

                                                         Table 1: Average Balances, Yields and Rates


                                       December 31, 2002                 December 31, 2001                   December 31, 2000
                                       -----------------                 -----------------                   -----------------
                                           Interest                          Interest                            Interest
                                Average    Income or   Average    Average    Income or    Average  Average       Income or   Average
                                Balance    Expense     Rate       Balance    Expense      Rate     Balance       Expense     Rate
                                -------    -------     ----       -------    -------      ----     -------       -------     ----
                                                                     (dollars in thousands)
ASSETS:
   Federal Funds Sold           $  4,697   $      73      1.55%   $  2,773   $    102     3.68%    $   3,429    $     208    6.07%
   Investment Securities
         Available for Sale       43,984       1,891      4.30      33,167      1,864     5.62        33,314        2,110    6.33
   Investment Securities
Held to Maturity                   1,667          99      5.94       6,278        384     6.12         9,869          572    5.80
   Loans (1)                     553,476      39,275      7.10     458,023     38,055     8.31       317,345       29,112    9.17
   Interest Bearing Deposits       3,559          60      1.69         401         12     2.99           895           59    6.59
                                --------   ---------   -------    --------   --------     ----     ---------    ---------    ----

TOTAL EARNING ASSETS             607,383      41,398      6.82     500,642     40,417     8.07       364,852       32,061    8.78
   All Other Assets               55,173                            55,233                            38,424
                                --------                          --------                         ---------

TOTAL ASSETS                    $662,556                          $555,875                         $ 403,276
                                ========                          ========                         =========

LIABILITIES AND
   SHAREHOLDERS' EQUITY:
   NOW & Money Markets          $192,108       3,432      1.79%   $148,026      3,899     2.63%    $ 110,387        3,731    3.38%
   Savings                        21,907         155      0.71      18,707        196     1.05        17,095          238    1.39
   Time Deposits                 291,205      11,213      3.85     235,010     13,656     5.81       151,674        9,019    5.95
   Federal Funds Purchased and
Repurchase Agreements             13,174         191      1.45      14,609        552     3.78         9,565          572    5.98
   Short Term Borrowings              33           1      3.04      20,932      1,061     5.07        17,377        1,176    6.77
   Other Borrowings (2)           10,000         654      6.54       4,667        265     5.68             -            -       -
                                --------   ---------   -------    --------   --------     ----     ---------    ---------    ----
TOTAL INTEREST BEARING
   LIABILITIES                   528,427      15,646      2.96     441,951     19,629     4.44       306,098       14,736    4.81
   Demand Deposits                80,302                            64,337                            49,418
   Other Liabilities               4,999                             3,838                             4,117
   Shareholders' Equity           48,828                            45,749                            43,643
                                --------                          --------                         ---------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY         $662,556                          $555,875                         $ 403,276
                                ========                          ========                         =========


                                                          ----                            ----                               ----
INTEREST SPREAD (3)                                       3.86%                           3.63%                              3.97%
                                                          ====                            ====                               ====

                                           ---------                         --------                           ---------
NET INTEREST INCOME                        $  25,752                         $ 20,788                           $  17,325
                                           =========                         ========                           =========


NET INTEREST MARGIN (4)                                   4.24%                           4.15%                              4.75%
                                                          ====                            ====                               ====
----------

(1) Interest income on average loans includes loan fee recognition of $494,000, $979,000 and $969,000 in 2002, 2001 and 2000 respectively. Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                                      NET CHANGE DECEMBER 31,             NET CHANGE DECEMBER 31,
                                                      2001-2002 ATTRIBUTABLE TO:          2000-2001 ATTRIBUTABLE TO:
                                                      --------------------------          --------------------------
                                                                                  Net                                  Net
                                                      Volume (1)    Rate (2)     Change   Volume (1)    Rate (2)     Change
                                                                                    (thousands)
INTEREST INCOME:
   Federal Funds Sold                                  $     71    $   (100)   $    (29)   $    (40)   $    (66)   $   (106)
   Investment Securities Available for Sale                 608        (581)         27          (9)       (237)       (246)
   Investment Securities Held to Maturity                  (282)         (3)       (285)       (208)         20        (188)
   Loans                                                  7,930      (6,710)      1,220      12,886      (3,943)      8,943
   Interest Bearing Deposits                                 94         (46)         48         (33)        (14)        (47)
                                                       --------    --------    --------    --------    --------    --------
      Total                                               8,421      (7,440)        981      12,596      (4,240)      8,356


INTEREST EXPENSE:
   NOW & Money Markets                                    1,162      (1,629)       (467)      1,272      (1,104)        168
   Savings                                                   34         (75)        (41)         23         (65)        (42)
   Time Deposits                                          3,266      (5,709)     (2,443)      4,956        (319)      4,637
   Federal Funds Purchased and Repurchase Agreements        (54)       (307)       (361)        302        (322)        (20)
   Short Term Borrowings                                 (1,059)         (1)     (1,060)        241        (356)       (115)
   Other Borrowings                                         304          85         389         265           -         265
                                                       --------    --------    --------    --------    --------    --------
      Total                                               3,653      (7,636)     (3,983)      7,059      (2,166)      4,893
                                                       --------    --------    --------    --------    --------    --------
         Net Interest Income                           $  4,768    $    196    $  4,964    $  5,537    $ (2,074)   $  3,463
                                                       ========    ========    ========    ========    ========    ========
----------

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


Non-Interest Income

     Non-interest income totaled $6.3 million in 2002, an increase of 12% from the $5.6 million in 2001, and a 69% increase from 2000. Service charges on deposit accounts increased $299,000 or 10% in 2002, compared with $528,000 or 22% in 2001. Secondary market mortgage sales increased in 2002 by $206,000 or 11%. The increase in secondary market mortgage sales was primarily attributed to a strong housing market in the local economy and a continuation of historically low interest rates. Other non-interest income, which includes credit card fees, credit life insurance income, safe deposit box fees, net gains and losses from sale of securities and other miscellaneous fees, increased $166,000 in 2002 compared to $195,000 in 2001. The increase in other fee income in 2002 was primarily attributed to a $66,000 increase in securities gains and a $50,000 increase in investment services income. The investment securities sold in the fourth quarter of 2002 were short-dated callable agency instruments with premiums resulting from movements in interest rate markets. The securities were sold as an economic hedge of a decline in net interest yield, which resulted from a lowering of market interest rates during the fourth quarter.

     Non-interest income as a percentage of average assets was 0.95% in 2002 compared to 1.01% and 0.83% in 2001 and 2000, respectively.

Non-Interest Expense

     Non-interest expense increased by $1.3 million, or 7%, for 2002, compared to an increase of $4.4 million, or 28%, for 2001. During 2002, non-interest expenses as a percentage of average assets decreased to 3.19%, compared to 3.57% and 3.84% in 2001 and 2000, respectively.

     Salaries and employee benefits for 2002 increased $843,000 from 2001 compared to $1.7 million from 2000. As a percentage of average total assets, salaries and employee benefits have decreased to 1.67% in 2002 compared to 1.84% and 2.12% in 2001 and 2000, respectively.

     Occupancy expenses (including furniture, fixtures & equipment) increased to $3.4 million in 2002 compared to $3.1 million in 2001 and $2.2 million in 2000. The main contributing factor for the 2002 increase was higher depreciation due to a full year of depreciation for the Operations Center and the two purchased
Republic Branches. The major factors affecting the increase in occupancy expenses from 2000 to 2001 relate to lease expense, higher real estate taxes, utilities and depreciation on furniture and equipment for the new branches opened in Jacksonville and St. Augustine, the two branches purchased from Republic Bank, the relocation during 2000 into new facilities in Jacksonville and Gainesville and the expansion of the Lake City Operations Center. CNB continues to monitor and assess its facility and equipment needs as it positions itself for future growth and expansion.

     Other operating expenses at CNB increased 3% in 2002 compared to 2001 and 37% in 2001 compared to 2000. The increase in 2002 was attributable to: (1) an increase of $224,000 in data processing fees resulting from higher transaction volume with our core processor, utilization of additional processing applications and contractual fee increases; (2) an increase of $169,000 in telephone and related expenses, primarily due to an enhancement of bandwidth capacity between each of the Company's branches; (3) an increase of $203,000 in amortization of intangible assets due to the core deposit amortization on the Republic branches for a full year; (4) an increase of $71,000 in legal and professional costs. The increases in these areas were offset by decreases in advertising, administrative, supplies and other operating expenses. The main contributing factors to the increase in other operating expenses in 2001 was a $120,000 increase in postage and delivery due to additional courier runs, an increase of $454,000 in data processing fees resulting from the conversion to an improved data processing platform and an increase of $364,000 in amortization expense related to the core deposit intangible from the Republic Bank acquisition. Other operating expenses in both 2001 and 2000 included goodwill amortization of $70,000. Beginning in 2002, amortization of goodwill was discontinued in accordance with the adoption of Statement of Financial Accounting Standards No. 142 as discussed in Note 2 of Notes to Consolidated Financial Statements.

    The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)

                                                   Year Ended December 31,
                                              2002           2001           2000
                                              ----           ----           ----
Data processing                           $  1,328      $   1,104       $    650
Communications                                 764            595            584
Amortization of intangible assets              746            543            179
Postage and delivery                           700            671            551
Legal and professional                         689            618            487
Advertising and promotion                      532            687            541
Supplies                                       410            578            404
Loan expenses                                  242            248            194
Regulatory fees                                239            255            149
Administrative                                 163            211            196
Education expense                              131            101             62
Dues and subscriptions                          97            100            103
Director fees                                   88             70             72
Other general operating                         79             67            174
Insurance and bonding                           76            105             89
Other                                          350            518            287
                                          --------      ---------       --------
      Total other operating expenses      $  6,634      $   6,471       $  4,722
                                          ========      =========       ========

Income Taxes

     The effective tax rate for the year ended December 31, 2002 was 36.8%, compared to 35.2% for 2001 and 34.6% for 2000. The consolidated provision for income taxes increased to $3.1 million in 2002, compared to $1.6 million in 2001 and $1.3 million in 2000.

Liquidity and Interest Rate Sensitivity

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off- balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $69.8 million and represented 11.9% of average total deposits during 2002, compared to $55.0 million and 11.8% for 2001. The Company's loan to deposit ratio at December 31, 2002 was 93%, compared to 96% at the end of 2001.

     In addition to core deposit growth (defined as all deposits other than time deposits in excess of $100,000), sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2002 (subsequently renewed through June 30, 2003) with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at December 31, 2002 was approximately ($691,000). There was $1 million outstanding on the $3 million line of credit on December 31, 2002. The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

     In connection with the term loan and line of credit agreement, the Company is required to maintain compliance with certain covenants and restrictions. The following financial covenants are to be maintained on a quarterly basis and are calculated at the Bank-level:

o Interest coverage ratio of greater than or equal to 2.00x through September 30, 2003.
o Debt service coverage ratio of greater than or equal to 0.85x through September 30, 2002; 1.00x from October 1, 2002 through September 30, 2003; 1.25x from October 1, 2003 through September 30, 2004; and 1.50x from October 1, 2004 through maturity.
o Ratio of non-performing assets to total loans plus other real estate owned and repossessed assets of less than or equal to 1.25%.
o Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a "well-capitalized" institution (currently 6% and 10%, respectively). Also, maintenance of a leverage capital ratio of at least than 6%.

         In addition, the Company is subject to the following restrictions:

o        No additional debt is permitted without consent of the lender.
o        No  increases   in  dividends   paid  by  the  Company  to  its  common
         shareholders are permitted without consent of the lender.

     Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2002, the Company was in compliance with all covenants, except as noted below.

     At December 31, 2002, the Bank's ratio of non-performing assets to total loans plus other real estate owned and repossessed assets totaled 1.33%, which exceeded the amount stipulated in the agreement of 1.25%. The Bank obtained a waiver of default with respect to the non-performing assets ratio requirement as of December 31, 2002.

     The level of commitments to fund additional borrowings and standby letters of credit also impacts the Company's liquidity position. These commitments, when drawn, are generally funded through deposit inflows, loan and investment maturities, interest receipts and, to the extent necessary, short term purchases of federal funds. The Company's borrowing capacity under the FHLB is also available to fulfill commitments to lend. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit and standby letters of credit amount to approximately $147,315,000 and $8,889,000, respectively, at December 31, 2002 and expire as outlined in the table below (in thousands):

                              Unfunded                Standby
                            Commitments           Letters of Credit
                            -----------           -----------------
2003                         $   30,758             $   7,971
2004                             37,561                   519
2005                             28,605                   399
2006                              8,939                     -
2007                             10,614                     -
Thereafter                       30,838                     -
                             ----------             ---------

                             $  147,315             $   8,889
                             ==========             =========

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

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at December 31, 2002, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 3.76%. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 3.83% as compared to a stable rate environment. At December 31, 2001, the internal analysis estimated an increase in net interest income of 1.09% and a decrease in net interest income of 1.11% for a similar 200 basis point increase and decrease in interest rates, respectively. The overall interest rate sensitivity position increased over the prior year as the Company focused on variable-rate lending and growth in demand and time deposits. The Company considers this asset-sensitive position desirable given the perceived likelihood of increasing interest rates over the foreseeable horizon.

     The Company also monitors the Bank's market value of equity and its net economic value ratio on a monthly basis. Market value of equity is defined as the difference between the estimated fair value of the Bank's assets less the estimated fair value of liabilities. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank's capitalization, taking into account balance sheet gains and losses. At December 31, 2002, the Bank's net economic value ratio was 10.04% and 10.13%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. At December 31, 2001, the Bank's net economic value ratio was 10.53% and 10.93% for similar changes in interest rates.

     Table 3, "Rate Sensitivity Analysis" presents rate sensitive assets and liabilities, separating fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on December 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
 December 31, 2002

(Dollars in thousands)                                                                                                 Fair
                                          1 Year     2 Years    3 Years    4 Years    5 Years    Beyond     TOTAL      Value
                                          ------     -------    -------    -------    -------    ------     -----      -----
INTEREST-EARNING ASSETS:
------------------------

Gross Loans
     Fixed Rate Loans                   $ 112,930   $ 51,890   $ 38,900   $ 34,665   $ 53,539   $ 95,892   $387,816   $407,523
       Average Interest Rate                 7.04%      7.33%      7.75%      7.50%      7.30%      7.00%      7.22%

     Variable Rate Loans                   62,814     27,520     21,583     13,545      9,841     82,666    217,969    218,028
       Average Interest Rate                 4.81%      5.07%      5.24%      5.70%      6.72%      7.49%      6.04%

Investment Securities(1)
     Fixed Rate Investments                 8,064     14,497      5,474          -          -     17,317     45,352     46,201
       Average Interest Rate                 2.41%      5.05%      4.37%                            4.45%      4.27%

     Variable Rate Investments                  -          -          -          -          -        471        471        484
       Average Interest Rate                                                                        5.34%      5.34%

Federal Funds Sold                          5,400          -          -          -          -          -      5,400      5,400
       Average Interest Rate                 1.17%                                                             1.17%

Other Earning Assets(2)                    15,212          -          -          -          -          -     15,212     15,212
       Average Interest Rate                 2.19%                                                             2.19%
                                        ---------   --------   --------   --------   --------   --------   --------   --------
Total Interest-Earning Assets           $ 204,420   $ 93,907   $ 65,957   $ 48,210   $ 63,380   $196,346   $672,220   $692,848
       Average Interest Rate                 5.66%      6.32%      6.65%      6.99%      7.21%      6.98%      6.48%
                                        =========   ========   ========   ========   ========   ========   ========   ========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                     $  65,437   $      -   $      -   $      -   $      -   $ 53,182   $118,619   $118,619
       Average Interest Rate                1.96%                                                  0.51%       1.31%

Money Market                               90,798          -          -          -          -      4,556     95,354     95,354
       Average Interest Rate                 2.36%                                                  1.24%      2.31%

Savings                                         -          -          -          -          -     22,311     22,311     22,311
       Average Interest Rate                                                                        0.50%      0.50%

CD's Under $100,000                       109,390     28,964     25,033      8,537        747          -    172,671    174,134
       Average Interest Rate                 2.95%      3.89%      4.15%      4.43%      5.11%                 3.36%

CD's $100,000 and Over                    117,910     21,677     12,916      4,968      2,145          -    159,616    160,705
       Average Interest Rate                 3.49%      4.15%      4.39%      4.54%      5.27%                 3.71%

Securities Sold Under
   Repurchase Agreements and
   Federal Funds Purchased                 14,446          -          -          -          -          -     14,446     14,446
       Average Interest Rate                 0.85%                                                             0.85%

Short Term Borrowings
       Average Interest Rate                1,000          -          -          -          -          -      1,000      1,000
                                             2.85%                                                             2.85%

Other Borrowings(3)                             -      1,428      1,428      7,144          -          -     10,000     10,000
       Average Interest Rate                            3.46%      3.46%      3.46%                            3.46%
                                        ---------   --------   --------   --------   --------   --------   --------   --------

Total Interest-Bearing  Liabilities     $ 398,981   $ 52,069   $ 39,377   $ 20,649   $  2,892   $ 80,049   $594,017   $596,569
       Average Interest Rate                 2.74%      3.99%      4.20%      4.12%      5.23%      0.55%      2.71%
                                        =========   ========   ========   ========   ========   ========   ========   ========

----------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $862,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing June 30, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 77% of total average deposits in 2002 and 80% in 2001. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. Table 4 sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.


             Table 4: Maturity of Time Deposits of $100,000 or More
                                December 31, 2002
                                                            Amount
                                                            ------
                                                          (thousands)

              Three Months or Less                        $   34,724
              Three Through Six Months                        35,910
              Six Through Twelve Months                       47,276
              Over Twelve Months                              41,706
                                                          ----------
              Total                                       $  159,616
                                                          ==========

Earning Assets

Loans

     Lending activities are CNB's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. Average loans for the year ended December 31, 2002 were $553.5 million, or 91% of average earning assets as compared to $458.0 million, or 91% of average earning assets for 2001.

     The commercial loan portfolio includes commercial, financial and agricultural loans as well as commercial real estate loans. As of December 31, 2002, the commercial loan portfolio comprised 61% of total loans compared to 55% in 2001.

     As of December 31, 2002 the Company had total gross loans of $605.8 million, compared to $511.6 million at December 31, 2001, an increase of $94.1 million or 18%. The composition of the Company's loan portfolio for the past five years is presented in Table 5.

                       Table 5: Loan Portfolio Composition

                                                                   As of December 31,
Types of Loans                                   2002         2001         2000         1999        1998
                                                                     (thousands)
Commercial, Financial and Agricultural    $   366,954   $  280,453   $  192,540   $  136,937   $  85,208
Real Estate - Construction                     52,596       41,064       33,648       18,926       8,527
Real Estate - Mortgage                        145,815      147,973      119,701       86,275      72,357
Installment and Consumer                       40,420       42,157       33,970       23,946      20,923
                                          -----------   ----------   ----------   ----------   ---------
Total Loans, Net of Unearned Discount         605,785      511,647      379,859      266,084     187,015
Less: Allowance for Loan Losses                (6,574)      (5,205)      (3,670)      (2,671)     (1,875)
                                          -----------   ----------   ----------   ----------   ---------
Net Loans                                 $   599,211   $  506,442   $  376,189   $  263,413   $ 185,140
                                          ===========   ==========   ==========   ==========   =========



     Table 6 sets forth the maturity distribution for selected components of the Company's loan portfolio as of December 31, 2002. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans

                                                                   December 31, 2002

                                                 0-12             1-5          Over 5
                                                Months           Years          Years            Total
                                                ------           -----          -----            -----
                                                                      (thousands)
Commercial, Financial & Agricultural        $   90,062      $  153,055     $  123,837        $ 366,954
Real Estate - Construction                      16,526          23,923         12,147           52,596
All Other Loans                                 69,156          74,505         42,574          186,235
                                            ----------      ----------     ----------        ---------
Total                                       $  175,744      $  251,483     $  178,558        $ 605,785
                                            ==========      ==========     ==========        =========

Fixed Interest Rate                         $  112,930      $  178,994     $   95,892        $ 387,816
Variable Interest Rate                      $   62,814      $   72,489     $   82,666        $ 217,969


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. At December 31, 2002, the Bank's four largest concentration categories are: Land Development ($38.7 million), Commercial Real Estate ($29.9 million), Professional ($27.2 million) and Commercial Construction ($26.1 million).

Loan Quality

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets increased from $2.9 million at December 31, 2001 to $8.1 million at December 31, 2002. Non-performing assets as a percentage of total assets increased to 1.11% in 2002 from 0.47% in 2001. The increase in non-performing assets was primarily attributed to three separate relationships totaling approximately $5.0 million. One of the credits is a commercial loan totaling $623,000 at December 31, 2002. The credit is collateralized by rolling stock, inventory and storage contracts. The Bank has estimated its loss on this credit to be approximately $375,000. The other two of the relationships, totaling $4.4 million at December 31, 2002, are commercial real estate secured and are collateralized by an apartment complex and a renovated commercial building. The Bank does not anticipate any significant losses on these two credits at this time.

     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. Table 7 sets forth certain categories of risk elements on non-performing assets for the past five years.


                         Table 7: Non-Performing Assets

                                                                 December 31,
                                         2002          2001         2000         1999        1998
                                         ----          ----         ----         ----        ----
                                                         (dollars in thousands)
Non-Accrual Loans                     $  5,611     $  1,377     $    579     $    549     $  1,393
Past Due Loans 90 Days or
    More and Still Accruing              2,439        1,271          840          180           22
Other Real Estate Owned &
    Repossessions                           24          229           56          102          613
                                      --------     --------     --------     --------     --------
  Total Non-Performing Assets         $  8,074     $  2,877     $  1,475     $    831     $  2,028
                                      ========     ========     ========     ========     ========

Percent of Total Assets                   1.11%        0.47%        0.32%        0.24%        0.65%
                                      ========     ========     ========     ========     ========

     The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan losses considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The allowance for loan loss on December 31, 2002, was $6.6 million, or 1.09% of total loans outstanding, net of unearned income compared to $5.2 million, or 1.02% on December 31, 2001. Table 8: "Allocation of Allowance for Loan Losses," set forth below, indicates the specific reserves allocated by loan type.

                                                         Table 8: Allocation of Allowance for Loan Loss

                                                                             December 31,
                                         2002                 2001                2000                 1999                 1998
                             -----------------    -----------------    ----------------    ----------------     ----------------
                                       Percent              Percent             Percent              Percent              Percent
                                      of Loans             of Loans            of Loans             of Loans             of Loans
                                       in Each              in Each             in Each              in Each              in Each
                                      Category             Category            Category             Category             Category
                                      to Total             to Total            to Total             to Total             to Total
                             Amount      Loans    Amount      Loans    Amount     Loans      Amount    Loans    Amount      Loans
                             ------      -----    ------      -----    ------     -----      ------    -----    ------      -----
                                                                    (dollars in thousands)
Commercial, Financial
   and Agricultural          $  4,929    60.6%    $  3,669    54.8%    $ 2,607    50.7%    $  1,670    51.5%    $  1,061    45.6%

Real Estate - Construction         27     8.7%          25     8.0%         15     8.9%          12     7.1%           6     4.5%
Real Estate - Mortgage            538    24.1%         484    29.0%        293    31.5%         220    32.4%         127    38.7%
Consumer                        1,080     6.6%         932     8.2%        734     8.9%         769     9.0%         621    11.2%
Unallocated                         -       -           95       -          21       -            -      60            -       -
                             --------    ----     --------    ----     -------    ----     --------    ----     --------    ----
      Total                  $  6,574     100%    $  5,205     100%    $ 3,670     100%    $  2,671     100%    $  1,875     100%
                             ========     ===     ========     ===     =======     ===     ========     ===     ========     ===

    Table 9: "Activity in Allowance for Loan Loss" indicates activity in the allowance for loan losses for the last five years.

                  Table 9: Activity in Allowance for Loan Loss

                                                 2002          2001          2000          1999          1998
                                                 ----          ----          ----          ----          ----

                                                                    (dollars in thousands)

Balance at Beginning of Year                  $   5,205     $   3,670     $   2,671     $   1,875     $   1,495
Allowance Acquired by Acquisition                     -           110             -             -             -
Loans Charged-Off:
   Commercial, Financial and Agricultural           756           410            75           312           123
   Real Estate - Mortgage                            71            59            40            13             3
   Consumer                                         405           406           409           309           296
                                              ---------     ---------     ---------     ---------     ---------
      Total Loans Charged-Off                    (1,232)         (875)         (524)         (634)         (422)
Recoveries on Loans Previously Charged-Off:
   Commercial, Financial and Agricultural            96           116            32           188            41
   Real Estate - Mortgage                            33            17             -             -             7
   Consumer                                          97           117           141            82            44
                                              ---------     ---------     ---------     ---------     ---------
      Total Loan Recoveries                         226           250           173           270            92
                                              ---------     ---------     ---------     ---------     ---------
               Net Loans Charged-Off             (1,006)         (625)         (351)         (364)         (330)
                                              ---------     ---------     ---------     ---------     ---------
Provision for Loan Losses
  Charged to Expense                              2,375         2,050         1,350         1,160           710
                                              ---------     ---------     ---------     ---------     ---------
Ending Balance                                $   6,574     $   5,205     $   3,670     $   2,671     $   1,875
                                              =========     =========     =========     =========     =========

Total Loans Outstanding                       $ 605,785     $ 511,647     $ 379,859     $ 266,084     $ 187,015
Average Loans Outstanding                     $ 553,476     $ 458,023     $ 317,345     $ 215,861     $ 171,048
Allowance for Loan Loss
   to Loans Outstanding                            1.09%         1.02%         0.97%         1.00%         1.00%
Net Charge-Offs to
   Average Loans Outstanding                       0.18%         0.14%         0.11%         0.17%         0.19%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements, and to provide an alternative investment for available funds. The total recorded value of securities was $49.7 million at December 31, 2002, an increase of 34% from $37.1 million at December 31, 2001.

     Securities are classified as either held-to-maturity or available-for-sale and are recorded at amortized cost and fair market value, respectively. At December 31, 2002 investment securities available-for-sale made up 100% of the total investment portfolio of $49.7 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as accumulated other comprehensive income (loss). At December 31, 2002, accumulated other comprehensive income included a net unrealized gain of $108,000, compared to a $326,000 net unrealized gain at December 31, 2001. Also included in other comprehensive income is accumulated net gains (losses) on cash flow hedges.

     As a percent of total earning assets, the investment portfolio has remained relatively constant at a level of 7% at December 31, 2002 compared to the end of 2001.

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

          Table 10: Maturity Distribution of Investment Securities (1)
                                December 31, 2002

Dollars in Thousands                              Held to Maturity                     Available for Sale
--------------------------------------------------------------------------------------------------------------
                                           Amortized       Estimated              Amortized        Estimated
                                             Cost         Market Value              Cost          Market Value
                                         ------------     ------------          ------------      ------------

U.S. Treasuries:
   One Year or Less                      $          -       $       -           $      4,008       $   4,016
                                         ------------       ---------           ------------       ---------
Total U.S. Treasuries                               -               -                  4,008           4,016

U.S. Government Agencies
 and Corporations:
   One Year or Less                                 -               -                  4,056           4,088
   Over One Through Five Years                      -               -                 19,971          20,592
                                         ------------       ---------           ------------       ---------
Total U.S. Government Agencies
  and Corporations                                  -               -                 24,027          24,680

Obligations of State and Political
 Subdivisions:
   Over Five Through Ten Years                      -               -                    608             650
   Over Ten Years                                   -               -                  1,135           1,135
                                         ------------       ---------           ------------       ---------
Total Obligations of State and
  Political Subdivisions                            -               -                  1,743           1,785

Mortgage-Backed Securities (2):
   Over Five Through Ten Years                      -               -                 13,347          13,464
   Over Ten Years                                   -               -                  2,698           2,740
                                         ------------       ---------           ------------       ---------
Total Mortgage-Backed Securities                    -               -                 16,045          16,204

Other Securities:
   Over Ten Years (3)                               -               -                  2,997           2,997
                                         ------------       ---------           ------------       ---------
Total Other Securities                              -               -                  2,997           2,997
                                         ------------       ---------           ------------       ---------

Total Securities                         $          -       $       -           $     48,820       $  49,682
                                         ============       =========           ============       =========

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Represents investments in mortgage-backed securities which are subject to early repayment.
(3) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


            Table 10a: Weighted Average Yield by Range of Maturities

                                                      December 31,
                                                 2002             2001
                                                 ----             ----
One Year or Less                                 2.41%            2.56%
Over One through Five Years                      4.87             5.72
Over Five through Ten Years                      4.48             4.95
Over Ten Years (1)                               4.46             4.96

(1)  Represents   adjustable   rate,   mortgage-backed   securities   which  are
     repriceable within one year.

Capital Resources

     Shareholders' equity at December 31, 2002 was $50.9 million, as compared to $46.7 million at December 31, 2001. In 2002, the Board of Directors declared dividends totaling $0.20 per share, consistent with 2001 and 2000. At December 31, 2002, the Company's common stock had a book value of $8.31 per share compared to $7.64 per share at the end of 2001.

     On January 29, 1999 the Company began trading on the NASDAQ National Market under the symbol "CNBB" after issuing 1,250,000 shares of common stock in an initial public offering at $10.25 per common share. Proceeds from the offering, net of underwriting discount and expenses, totaled $11.4 million, which were used to support expansion plans and for general corporate purposes.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

     At December 31, 2002, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.4%, 8.5% and 6.3%, respectively. Selected capital ratios at year end 2002 as compared to 2001 are shown in Table 11.

                            Table 11: Capital Ratios

                                                                                                Adequately
                                                  December 31,            Well Capitalized     Capitalized
                                             2002             2001           Requirements         Minimums
                                             ----             ----           ------------         --------

Risk Based Capital Ratios:
     Tier 1 Capital Ratio                     7.4%              8.0%              6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets                   8.5%              9.0%             10.0%              8.0%

Tier 1 Leverage Ratio                         6.3%              6.5%              5.0%              4.0%

Quarterly Financial Information

     Table 12 sets forth, for the periods indicated, certain consolidated 2002 and 2001 quarterly financial information of the Company. Table 13 includes average balances, yields and rates for each of the last five quarters. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period.

                        Table 12: Selected Quarterly Data

                                                                2002                                           2001
                                         --------------------------------------------   -------------------------------------------
(dollars in thousands, except per share data)
---------------------------------------------
                                             4Q            3Q         2Q         1Q           4Q        3Q         2Q          1Q
                                             --            --         --         --           --        --         --          --


Summary of Operations:
   Net interest income                   $   6,727   $   6,768   $   6,400  $   5,857   $   5,653  $   5,332   $   5,101  $   4,702
   Provision for loan loss                    (750)       (600)       (525       (500)       (600)      (550)       (500)      (400)
                                         ---------   ---------   ---------  ---------   ---------  ---------   ---------  ---------
   Net interest income after
     provision for loan loss                 5,977       6,168       5,875      5,357       5,053      4,782       4,601      4,302
    Other income  (excluding securities
      transactions)                          1,657       1,552       1,496      1,404       1,676      1,372       1,437      1,019
   Securities gains, net                       191           -           4          -         129          -           -          -
   Other expenses                           (5,338)     (5,355)     (5,304     (5,159)     (5,518)    (5,197)     (4,733)    (4,388)
                                         ---------   ---------   ---------  ---------   ---------  ---------   ---------  ---------
   Income before income tax expense          2,487       2,365       2,071      1,602       1,340        957       1,305        933
   Income tax expense                         (908)       (888)       (738       (607)       (476)      (333)       (462)      (323)
                                         ---------   ---------   ---------  ---------   ---------  ---------   ---------  ---------
   Net income                            $   1,579   $   1,477   $   1,333  $     995   $     864  $     624   $     843  $     610
                                         =========   =========   =========  =========   =========  =========   =========  =========


Per Common Share:
   Basic earnings per common share       $    0.26   $    0.24   $    0.22  $    0.16   $    0.14  $    0.10   $    0.14  $    0.10
   Diluted earnings per common share          0.25        0.24        0.21       0.16        0.14       0.10        0.14       0.10
   Dividends declared                         0.05        0.05        0.05       0.05        0.05       0.05        0.05       0.05
   Book value                                 8.31        8.12        7.93       7.75        7.64       7.61        7.53       7.43
   Market price
         High                                16.34       12.24       12.25      10.12       10.31      12.61       13.63      15.00
         Low                                 11.60       10.70        9.66       9.35        9.11       9.00       10.35       8.00
         Close                               15.89       11.84       11.35       9.80       10.00       9.65       12.95      13.94

Balance Sheet Data (end of quarter):
   Assets                                $ 730,674   $ 686,860   $ 660,943  $ 624,340   $ 612,021  $ 601,792   $ 576,959  $ 502,329
   Loans, net                              599,211     567,722     549,242    514,530     506,442    493,461     463,101    405,788
   Deposits                                648,636     613,030     587,533    549,648     532,891    522,754     489,476    400,028
   Shareholders' Equity                     50,921      49,587      48,352     47,262      46,669     46,242      45,911     45,308

             Table 13: Quarterly Average Balances, Yields and Rates



                                                  Fourth Quarter 2002        Third Quarter 2002             Second Quarter 2002
                                             ---------------------------- ----------------------------  ----------------------------
                                                       Interest                    Interest                       Interest
                                             Average   Income or  Average  Average  Income or  Average  Average   Income or  Average
                                             Balance   Expense    Rate     Balance  Expense    Rate     Balance   Expense    Rate
                                             -------   -------    ----     -------  -------    ----     -------   -------    ----

ASSETS:
  Federal Funds Sold                       $   5,768   $    19    1.31%   $  2,572  $    11    1.70%   $  7,290   $   29     1.60%
  Investment Securities Available for Sale    48,389       492    4.03      51,388      552    4.26      37,286      411     4.42
  Investment Securities Held to Maturity         344         4    4.61       1,620       24    5.88       1,901       30     6.33
  Loans (1)                                  591,981    10,256    6.87     566,236   10,119    7.09     540,361    9,648     7.16
  Interest Bearing Deposits                   11,088        45    1.61       1,942       10    2.04         666        4     2.41
                                           ---------   -------    ----    --------  -------    ----    --------   ------     ----

TOTAL EARNING ASSETS                         657,570    10,816    6.53     623,758   10,716    6.82     587,504   10,122     6.91
  All Other Assets                            57,547                        53,927                       53,830
                                           ---------                      --------                     --------

TOTAL ASSETS                               $ 715,117                      $677,685                     $641,334
                                           =========                      ========                     ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW & Money Markets                      $ 207,773       927    1.77    $200,605      924    1.83    $187,711      817     1.75
  Savings                                     22,241        33    0.59      22,323       42    0.75      22,043       41     0.75
  Time Deposits                              322,461     2,930    3.60     297,245    2,767    3.69     275,859    2,654     3.86
  Federal Funds Purchased and
         Repurchase Agreements                10,831        33    1.21      12,803       50    1.55      13,026       47     1.45
  Short Term Borrowings                          139         1    2.85           0        0    0.00           0        0     0.00
  Other Borrowings (2)                        10,000       165    6.55      10,000      165    6.55      10,000      163     6.54
                                           ---------   -------    ----    --------  -------    ----    --------   ------     ----
TOTAL INTEREST BEARING
  LIABILITIES                                573,445     4,089    2.83     542,976    3,948    2.88     508,639    3,722     2.94
  Demand Deposits                             85,651                        80,029                       79,987
  Other Liabilities                            5,587                         5,389                        4,716
  Shareholders' Equity                        50,434                        49,291                       47,992
                                           ---------                      --------                     --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                      $ 715,117                      $677,685                     $641,334
                                           =========                      ========                     ========


                                                                  ----                         ----                          ----
INTEREST SPREAD (3)                                               3.70%                        3.94%                         3.97%
                                                                  ====                         ====                          ====

                                                       -------                      -------                       ------
NET INTEREST INCOME                                    $ 6,727                      $ 6,768                       $6,400
                                                       =======                      =======                       ======

NET INTEREST MARGIN (4)                                           4.06%                        4.30%                         4.37%
                                                                  ====                         ====                          ====

----------

(1) Interest income on average loans includes loan fee recognition of $114,000, $165,000 and $93,000 in the fourth, third and second quarter of 2002 respectively. Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

             Table 13: Quarterly Average Balances, Yields and Rates
                             (dollars in thousands)

                                               First Quarter 2002                     Fourth Quarter 2001
                                       -----------------------------------   ---------------------------------------
                                                     Interest                               Interest
                                         Average     Income or     Average    Average       Income or        Average
                                         Balance     Expense       Rate       Balance       Expense          Rate
                                       ----------    ----------    -------   -----------    ----------       -------

ASSETS:
     Federal Funds Sold                $    3,154    $       13    1.67%     $     1,572    $        8       2.02%
     Investment Securities Available
for Sale                                   38,685           436    4.57           33,538           425       5.03
     Investment Securities Held to
Maturity                                    2,832            41    5.87            5,149            79       6.09
     Loans (1)                            514,332         9,252    7.30          508,350         9,706       7.57
     Interest Bearing Deposits                439             2    1.85              563             4       2.82
                                       ----------    ----------    ----      -----------    ----------       ----

TOTAL EARNING ASSETS                      559,442         9,744    7.06          549,172        10,222       7.38
     All Other Assets                      55,482                                 62,070
                                       ----------                            -----------

TOTAL ASSETS                           $  614,924                            $   611,242
                                       ==========                            ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:

     NOW & Money Markets               $  171,855           763    1.80      $   172,122           881       2.03
     Savings                               21,004            39    0.75           20,157            38       0.75
     Time Deposits                        268,598         2,863    4.32          265,788         3,394       5.07
   Federal Funds Purchased and
      Repurchase Agreements                16,100            61    1.54           14,263            72       2.00
     Short Term Borrowings                      0             0    0.00            1,902            16       3.34
     Other Borrowings (2)                  10,000           161    6.53            9,967           168       6.69
                                       ----------    ----------    ----      -----------    ----------       ----
TOTAL INTEREST BEARING
     LIABILITIES                          487,557         3,887    3.23          484,199         4,569       3.74
     Demand Deposits                       75,430                                 75,417
     Other Liabilities                      4,374                                  4,972
     Shareholders' Equity                  47,563                                 46,654
                                       ----------                            -----------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                  $  614,924                            $   611,242
                                       ==========                            ===========

                                                                   ----                                      ----
INTEREST SPREAD (3)                                                3.83%                                     3.64%
                                                                   ====                                      ====

                                                     ----------                             ----------
NET INTEREST INCOME                                  $    5,857                             $    5,653
                                                     ==========                             ==========

NET INTEREST MARGIN (4)                                            4.25%                                     4.08%
                                                                   ====                                      ====
----------

(1) Interest income on average loans includes loan fee recognition of $122,000 and $175,000 in the first quarter of 2002 and the fourth quarter of 2001 respectively. Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the SEC adopted amendments to Regulation S-K, Regulation S-X, and various forms (Securities Act Release No. 7386) to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. The Company's primary market risk exposure category is interest rate risk. The Company is exposed to interest rate risk to the extent there is a mismatch between the interest rate repricing on its assets and liabilities. Changes in market interest rates will also affect the market value of a significant portion of the Company's assets and liabilities. The Company manages this risk through regular analysis of its gap and liquidity positions. Included in the review is an internal analysis of the possible impact on net interest income and market value of equity due to assumed changes in interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company. This balance generally maintained through a monitoring of balance sheet maturity and repricing mix. As noted below, at December 31, 2002, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at December 31, 2002 and 2001 was approximately ($691,000) and $9,000, respectively. The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt. For additional information, see Notes 2 and 8 of Notes to Consolidated Financial Statements.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 would not necessarily be considered to apply at subsequent dates.

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

     Based on this definition, the Company's primary critical accounting policy is the establishment and maintenance of an allowance for loan loss. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through December 31, 2002, the performance of acquired accounts did not differ materially from expectations.

                              FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 2002 and the year then ended have been audited by the Company's independent certified public accountants, PricewaterhouseCoopers LLP. Their report on the Company's consolidated financial statements is also included therein.

                          CNB Florida Bancshares, Inc.

                                 and Subsidiary


                        Consolidated Financial Statements

REPORT OF MANAGEMENT

The management of CNB Florida Bancshares, Inc. and its subsidiary (the "Company") is responsible for the preparation, integrity and objectivity of the consolidated financial statements of the Company. The consolidated financial statements and notes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly the Company's financial position and results of operations. The financial information contained elsewhere in this report is consistent with that in the consolidated financial statements. The financial statements and other financial information in this report include amounts that are based on management's best estimates and judgments giving due consideration to materiality.

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. The Company assessed its internal control system as of December 31, 2002 in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2002, management believes that the internal controls are in place and operating effectively.

The Internal Audit function of the Company reviews, evaluates, monitors and makes recommendations on both administrative and accounting control and acts as an integral, but independent, part of the system of internal controls.

The independent certified public accountants were engaged to perform an independent audit of the consolidated financial statements. In determining the nature and extent of their auditing procedures, they have evaluated the Company's accounting policies and procedures and the effectiveness of the related internal control system. An independent audit provides an objective review of management's responsibility to report operating results and financial condition. Their report appears on the following page.

The Board of Directors discharges its responsibility for the Company's consolidated financial statements through its Audit Committee. The Audit Committee meets periodically with the independent certified public accountants, internal auditors and management. Both the independent certified public accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting.



/s/ K.C. Trowell
----------------
 Chairman of the Board and
    Chief Executive Officer

/s/ G. Thomas Frankland
-----------------------
 Executive Vice President and
    Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of CNB Florida Bancshares, Inc.:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNB Florida Bancshares, Inc. and its subsidiary (the "Company") at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent certified public accountants who have ceased operations. Those independent certified public accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.



PricewaterhouseCoopers LLP


Jacksonville, Florida
January 27, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY'S REGISTRATION STATEMENTS.

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


ARTHUR ANDERSEN LLP


Jacksonville, Florida
January 23, 2002

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                                  December 31,
                                                                                                            2002              2001
                                                                                                            ----              ----
                                                                                                            (dollars in thousands)

                                     ASSETS

  Cash and due from banks                                                                                $ 15,986           $ 17,993
  Federal funds sold                                                                                        5,400              2,100
  Interest-bearing deposits in other banks                                                                 12,215                584
                                                                                                         --------           --------
         Total cash and cash equivalents                                                                   33,601             20,677

  Investment securities available for sale                                                                 49,682             33,003
  Investment securities held to maturity (market value of $0 and $4,057)                                        -              4,060
  Loans, net of allowance for loan loss of $6,574 and $5,205                                              599,211            506,442
  Loans held for sale                                                                                      10,893              9,908
  Premises and equipment, net                                                                              25,086             26,167
  Intangible assets, net                                                                                    6,056              6,802
  Other assets                                                                                              6,145              4,962
                                                                                                         --------           --------
                                                                                                         $730,674           $612,021
                                                                                                         ========           ========
         Total assets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:

    Non-interest bearing demand                                                                          $ 80,065           $ 72,859
    Savings, NOW and money market                                                                         236,284            191,495
    Time under $100,000                                                                                   172,671            152,986

    Time $100,000 and over                                                                                159,616            115,551
                                                                                                         --------           --------
        Total deposits                                                                                    648,636            532,891
Securities sold under repurchase agreements and federal funds purchased                                    14,446             18,148
Other borrowings                                                                                           11,000             10,000
Other liabilities                                                                                           5,671              4,313
                                                                                                         --------           --------
        Total liabilities                                                                                 679,753            565,352
                                                                                                         --------           --------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 20)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized,
  no shares issued or outstanding                                                                               -                  -
Common stock, $.01 par value; 10,000,000 shares authorized,
  6,125,500 shares issued and outstanding for 2002 and
  6,106,453 shares issued and outstanding for 2001                                                             61                 61
Additional paid-in capital                                                                                 30,840             30,533

Retained earnings                                                                                          19,912             15,749
Accumulated other comprehensive income, net of taxes                                                          108                326
                                                                                                         --------           --------
        Total shareholders' equity                                                                         50,921             46,669
                                                                                                         --------           --------
        Total liabilities and shareholders' equity                                                       $730,674           $612,021
                                                                                                         ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      Year Ended December 31,
                                                                                               2002            2001            2000
                                                                                                (dollars and shares in thousands)
INTEREST INCOME
    Interest and fees on loans                                                               $39,275         $38,055         $29,112
    Interest on investment securities available for sale                                       1,891           1,864           2,110
    Interest on investment securities held to maturity                                            99             384             572
    Interest on federal funds sold                                                                73             102             208
    Interest on interest-bearing deposits                                                         60              12              59
                                                                                             -------         -------         -------
        Total interest income                                                                 41,398          40,417          32,061
                                                                                             -------         -------         -------

INTEREST EXPENSE
    Interest on deposits                                                                      14,800          17,751          12,988
    Interest on repurchase agreements and federal funds purchased                                191             552             572
    Interest on other borrowings                                                                 655           1,326           1,176
                                                                                             -------         -------         -------
        Total interest expense                                                                15,646          19,629          14,736
                                                                                             -------         -------         -------
NET INTEREST INCOME                                                                           25,752          20,788          17,325

PROVISION FOR LOAN LOSS                                                                        2,375           2,050           1,350
                                                                                             -------         -------         -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                             23,377          18,738          15,975
                                                                                             -------         -------         -------
NON-INTEREST INCOME
    Service charges                                                                            3,273           2,974           2,446
    Secondary market mortgage sales                                                            2,123           1,917             345
    Other fees and charges                                                                       713             613             547
    Gain on sale of securities                                                                   195             129               -
                                                                                             -------         -------         -------
        Total non-interest income                                                              6,304           5,633           3,338
                                                                                             -------         -------         -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                                            11,095          10,252           8,539
    Occupancy and equipment expenses                                                           3,427           3,113           2,220
    Other operating expenses                                                                   6,634           6,471           4,722
                                                                                             -------         -------         -------
        Total non-interest expense                                                            21,156          19,836          15,481
                                                                                             -------         -------         -------

INCOME BEFORE INCOME TAXES                                                                     8,525           4,535           3,832

INCOME TAXES                                                                                   3,141           1,594           1,325
                                                                                             -------         -------         -------

NET INCOME                                                                                   $ 5,384         $ 2,941         $ 2,507
                                                                                             =======         =======         =======

EARNINGS PER SHARE
    Basic earnings per share                                                                 $  0.88         $  0.48         $  0.41
                                                                                             =======         =======         =======

    Basic weighted average shares outstanding                                                  6,104           6,095           6,095
                                                                                             =======         =======         =======

    Diluted earnings per share                                                               $  0.87         $  0.48         $  0.41
                                                                                             =======         =======         =======

    Diluted weighted average shares outstanding                                                6,216           6,188           6,134
                                                                                             =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                                                       Accumulated
                                                                                                          Other
(dollars and shares in thousands)                          Common Stock        Additional             Comprehensive     Total
                                                           ------------        Paid-In     Retained   Income (Loss),  Shareholders'
                                                       Shares         Value    Capital     Earnings   Net of Taxes      Equity
                                                       ------         -----    -------     --------   ------------      ------

BALANCE, December 31, 1999                             6,116        $  61     $  30,805    $ 12,746      $ (537)      $   43,075

Comprehensive income:
    Net income                                                                                2,507
    Change in unrealized gain on investment
    securities available for sale, net of $300 taxes                                                        504
           Total comprehensive income                                                                                      3,011
Cash dividends ($0.20 per share)                                                             (1,226)                      (1,226)
Exercise of stock options                                 33                        113                                      113
Repurchase of common stock                               (50)                      (395)                                    (395)
Issuance of restricted stock                                                         58                                       58
                  --- ----                             -----        -----     ---------    --------      ------       ----------
BALANCE, December 31, 2000                             6,099           61        30,581      14,027         (33)          44,636


Comprehensive income:
         Net income                                                                           2,941
    Change in unrealized gain on investment
    securities available for sale, net of $210 taxes                                                        353
    Change in fair value of cash flow hedges, net
      of $3 taxes                                                                                             6
         Total comprehensive income                                                                                        3,300
Cash dividends ($0.20 per share)                                                             (1,219)                      (1,219)
Exercise of stock options                                 31                        166                                      166
Repurchase of common stock                               (24)                      (234)                                    (234)
Issuance of restricted stock                                                         20                                       20
                  --- ----                             -----        -----     ---------    --------      ------       ----------
BALANCE, December 31, 2001                             6,106           61        30,533      15,749         326           46,669

Comprehensive income:
    Net income                                                                                5,384
    Change in unrealized gain on investment
    securities available for sale, net of $131 taxes                                                        221
    Change in fair value of cash flow hedges, net
      of $(261) taxes                                                                                      (439)
        Total comprehensive income                                                                                         5,166
Cash dividends ($0.20 per share)                                                             (1,221)                      (1,221)
Tax benefit from exercise of stock options                                          161                                      161
Exercise of stock options                                 30                        246                                      246
Repurchase of common stock                               (10)                      (100)                                    (100)
                                                       -----        -----     ---------    --------      ------       ----------
BALANCE, December 31, 2002                             6,126        $  61     $  30,840    $ 19,912      $  108       $   50,921
                                                       =====        =====     =========    ========      ======       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Year Ended December 31,
                                                                                                 2002           2001         2000
                                                                                                 ----           ----         ----


                                                                                                     (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $   5,384     $   2,941     $   2,507
    Adjustments to reconcile net income to net cash provided by operating activities:
        Net gain on sale of securities available for sale                                          (195)         (129)            -
        Depreciation and amortization                                                             2,507         2,046         1,176
        Provision for loan loss                                                                   2,375         2,050         1,350
        Investment securities amortization (accretion), net                                         267            (6)           13
        Non-cash compensation                                                                         -            20            58
                Net (origination of) proceeds from loans held for sale                             (985)         (962)        8,947
        Deferred income tax benefit                                                                (361)         (715)         (370)
        Changes in assets and liabilities:
           Other assets                                                                          (1,229)       (1,469)          928
           Other liabilities                                                                      1,357           194         1,394
                                                                                              ---------     ---------     ---------
              Net cash provided by operating activities                                           9,120        16,276         3,697
                                                                                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans                                                                       (95,145)     (137,959)     (114,126)
    Purchases of investment securities available for sale                                       (47,069)      (42,840)       (1,068)
    Proceeds from sales of investment securities available for sale                              15,191         1,726             -
    Proceeds from called investment securities available for sale                                 8,140        14,100           472
    Proceeds from called investment securities held to maturity                                   4,060         3,395         1,245
    Proceeds from maturities of investment securities available for sale                          7,339        27,946         3,287
    Proceeds from maturities of investment securities held to maturity                                -             3         1,852
    Purchases of premises and equipment                                                            (680)       (3,356)       (9,035)
    Branches acquired from Republic Bank                                                              -        41,921             -
                                                                                              ---------     ---------     ---------
              Net cash used in investing activities                                            (108,164)      (95,064)     (117,373)
                                                                                              ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                    115,745       102,848        79,483
    Net (decrease) increase in securities sold under repurchase agreements
      and  federal funds purchased                                                               (3,702)       (2,994)        9,079
    Net (decrease) increase in FHLB advances                                                          -       (30,000)       30,000
    Proceeds from other borrowings                                                                1,000        10,000             -
    Cash dividends                                                                               (1,221)       (1,219)       (1,226)
    Repurchase of common stock                                                                     (100)         (234)         (395)
    Proceeds from exercise of stock options                                                         246           166           113
                                                                                              ---------     ---------     ---------

              Net cash provided by financing activities                                         111,968        78,567       117,054
                                                                                              ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             12,924          (221)        3,378

CASH AND CASH EQUIVALENTS, beginning of year                                                     20,677        20,898        17,520
                                                                                              ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of year                                                        $  33,601     $  20,677     $  20,898
                                                                                              =========     =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

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

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry in the United States. Certain amounts relating to 2001 and 2000 have been reclassified to conform with current year presentation.

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

    Cash and Cash  Equivalents
    For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, interest bearing deposits in other banks and federal funds sold. The Company maintains its due from banks with correspondent banking relationships.

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

    Amortization and accretion of premiums and discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method. Investment securities available for sale are periodically reviewed for other than temporary declines in value. If such a decline is determined to have occurred, the amount of the decline is transferred from other comprehensive income and immediately recorded in current period earnings. There have been no other-than-temporary impairment losses recorded during the years ended December 31, 2002, 2001 and 2000.

    Loans,  Loan Fees and  Interest  Income
    Loans are stated at the amount of unpaid principal, reduced by an allowance for loan loss. Interest on substantially all loans other than certain installment loans is calculated by using the simple interest method on daily balances of the principal amounts outstanding.

    Loan fees, net of loan origination costs, are deferred and amortized as yield adjustments over the respective loan terms using a method that does not differ significantly from the interest method. For 2002, 2001 and 2000, net loan fees included in interest income amounted to approximately $494,000, $979,000 and $969,000, respectively.

    Allowance  for Loan  Loss
    The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan loss considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

    Accrual of interest is discontinued on loans that are 90 days or more past due, unless substantially collateralized and in the process of collection, or sooner if, in the opinion of management, the borrower's financial condition is such that collection of principal or interest is doubtful.

    Loans Held for Sale
    Loans held for sale include residential mortgage loans originated with the intent to sell in the secondary market. Loans held for sale are carried at the lower of cost or market value. Any amount by which cost exceeds market value is accounted for as a valuation allowance, with changes in the valuation allowance reflected in earnings. There were no valuation allowances at December 31, 2002 and 2001.

    Premises and  Equipment
    Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranged from three to forty years. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are reflected in income.

    Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their carrying value may not be recoverable, an impairment test is performed comparing the carrying value of the asset to estimated undiscounted cash flows. If assets are considered to be impaired, a charge is recorded to the extent that fair value is less than carrying value.

    Other Real Estate Owned
    Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value, less estimated cost to sell.

    Intangibles
    The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142") on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a two-step transitional goodwill impairment test. The Company completed the transitional goodwill impairment test during the first quarter of 2002 and determined that goodwill at transition was not impaired.

    At both December 31, 2002 and 2001, the Company had goodwill with a carrying value of $646,000. Beginning January 1, 2002, in accordance with SFAS 142, goodwill is no longer being amortized, but is instead evaluated for impairment at least annually. Amortization of goodwill was approximately $70,000 for 2001 and 2000. Absent the impact of goodwill amortization in 2001 and 2000, net income, basic earnings per share and diluted earnings per share would have been $3,011,000, $0.49, $0.49 and $2,577,000, $0.42, $0.42, for the years ended December 31, 2001 and 2000, respectively.

    The Company's other intangible asset consists of core deposit intangibles that are being amortized over their estimated useful life of 10 years. Amortization expense related to core deposit intangibles was $746,000, $473,000 and $109,000 for 2002, 2001 and 2000 respectively. Estimated amortization expense on core deposit intangibles for the years ended December 31, 2003 through December 31, 2007 are as follows:

                    2003                            $712,000
                    2004                             638,000
                    2005                             638,000
                    2006                             634,000
                    2007                             631,000

    The gross carrying value and accumulated amortization related to core deposit intangibles at December 31, 2002 was $7.3 million and $1.9 million, respectively. The gross carrying value and accumulated amortization of core deposits was $7.6 million and $1.4 million at December 31, 2001, respectively. Periodically, the Company reviews its core deposit intangibles for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable. There were no impairment losses on core deposits during the years ended December 31, 2002, 2001 and 2000.

    Interest  Rate   Contract
    As more fully described in Note 8, "Other Borrowings," during 2001 the Company entered into a pay-fixed interest rate contract as a hedge of interest rate risk related to a term loan entered into with a bank. The interest rate contract is accounted for under the provision of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, which requires all derivatives to be stated at fair value and was adopted by the Company on January 1, 2001. Because the Company was not a party to derivative contracts at adoption of this standard, the adoption did not have a material impact of the financial position or results of operations of the Company. Upon entering into the interest rate swap, the contract was designated as a cash flow hedge of the forecasted variable interest payments to be made under the term loan. The interest rate swap is recorded in the financial statements at fair value, with changes in value reflected in other comprehensive income. Unrealized gains and losses on the interest rate contract are reclassified from other comprehensive income to interest expense when the hedged transaction impacts earnings. The effectiveness of the hedging relationship is evaluated at least every three months. There was no hedge ineffectiveness for the years ended December 31, 2002 and 2001. The interest rate contract had an unrealized (loss) gain, net of taxes, at December 31, 2002 and 2001 of ($433,000) and $6,000,
    respectively. Of the unrealized loss at December 31, 2002, the Company expects to reclassify approximately $236,000 of pre-tax expense from other comprehensive income to interest expense over the next twelve months. This estimate is based on market interest rates on December 31, 2002 and is subject to variability to the extent interest rates fluctuate over this time period.

    Stock Based  Compensation
    The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 2002, 2001 and 2000, over the vesting life of the options, pro forma net income would be as indicated below (dollars in thousands, except per share data):


                                                                  As Reported                                 Pro Forma
                                                     ------------------------------------      ------------------------------------
                                                        2002          2001          2000          2002          2001          2000
                                                        ----          ----          ----          ----          ----          ----

                                                     $  5,384      $  2,941      $  2,507      $  5,151      $  2,818      $  2,407
Net income .....................................

Basic earnings per common share ................     $   0.88      $   0.48      $   0.41      $   0.84      $   0.46      $   0.39

Diluted earnings per common share ..............     $   0.87      $   0.48      $   0.41      $   0.83      $   0.46      $   0.39

    In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. The weighted-average grant date fair values of the options granted during 2002, 2001 and 2000 were based on the following assumptions:

                                                              Risk-Free                        Dividend
                                                            Interest Rates                       Yield
                                                       -------------------------       -------------------------
                                                       2002      2001       2000       2002       2001      2000
                                                       ----      ----       ----       ----       ----      ----

    Performance-Based Incentive and other stock
    option plans  ...........................          5.13%     3.75%      6.52%      1.88%      2.08%     2.50%


                                                            Expected Lives                     Volatility
                                                       -------------------------       -------------------------
                                                       2002      2001       2000       2002       2001      2000
                                                       ----      ----       ----       ----       ----      ----


    Performance-Based Incentive and other stock
    option plans  ...........................        6 years   6 years    6 years       38%        36%       30%



    Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 2002, 2001 and 2000 may not be indicative of future amounts.

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

    Earnings Per Share
    Basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the years ended December 31, 2002, 2001 and 2000.

    Supplemental Cash Flow Information
    For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $16,125,000, $19,029,000 and $13,330,000 during
    2002, 2001 and 2000, respectively, and cash paid for income taxes was approximately $3,388,000, $2,025,000 and $1,759,000 during 2002, 2001 and
    2000, respectively.

    Recently Issued Accounting Pronouncements
    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS 143 will not have a significant impact on the Company's consolidated financial statements.

    In August 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -
    Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were adopted by the Company on January 1, 2002 and did not
    have  a  significant   impact  on  the  Company's   consolidated   financial
    statements.

    In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendments of SFAS 13, and Technical Corrections as of May 2002 ("SFAS 145"). SFAS 145 rescinds SFAS 4, Extinguishments of Debt Made to Satisfy Sinking-Funds Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS 145 will not have a significant impact on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS 146, Accounting for Certain Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other
    Costs  to  Exit  and  Activity   (including  Certain  Costs  Incurred  in  a
    Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS 146 will not have a significant impact on the Company's consolidated financial statements.

    In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 147 also amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 relating to the acquisitions of certain financial institutions, is effective for acquisitions for which the date of the acquisition is on or after October 1, 2002. The provisions of SFAS 147 relating to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of SFAS 147 did not have a significant impact on the Company's consolidated financial statements.

    In November 2002, the FASB issued FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. When adopted, the initial recognition and initial measurement provisions of FIN 45 are not expected to have a significant impact on the Company's consolidated financial statements. The adoption of the disclosure requirements did not have a significant impact on the Company's consolidated financial statements.

    In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. For information related to the Company's accounting for its stock option award plans and for the related disclosures required by SFAS 123, see Stock Based Compensation above. The Company will begin reporting quarterly information with respect to the impact of stock-based compensation on reported and pro forma earnings beginning in the first quarter of 2003.

    In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

    o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights.

    o The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities.

    o The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

    This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company' s consolidated financial statements.

3.  INVESTMENT SECURITIES
    Amortized cost and estimated fair value of investment securities available for sale at December 31, 2002, 2001 and 2000 are as follows (in thousands):

     2002                                      U.S.           U.S.            State,        Mortgage-
                                             Treasury      Government      County, and       Backed
                                            Securities      Agencies        Municipal      Securities          Other         Total
                                            ----------      --------        ---------      ----------          -----         -----



    Amortized cost .....................     $ 4,008         $24,027         $ 1,743         $16,045         $ 2,997        $48,820
    Gross unrealized:
    Gains ..............................           8             653              42             159               -            862
    Losses .............................           -               -               -               -               -              -
                                             -------         -------         -------         -------         -------        -------
    Estimated fair value ...............     $ 4,016         $24,680         $ 1,785         $16,204         $ 2,997        $49,682
                                             =======         =======         =======         =======         =======        =======


     2001                                                     U.S.           State,         Mortgage-
                                                           Government     County, and        Backed
                                                            Agencies        Municipal      Securities          Other         Total
                                                            --------        ---------      ----------          -----         -----

    Amortized cost .....................                     $20,870         $   935         $ 6,841         $ 3,847        $32,493
    Gross unrealized:
    Gains ..............................                         580              37              13               -            630
    Losses .............................                           -               -            (120)              -           (120)
                                                             -------         -------         -------         -------        -------
    Estimated fair value ...............                     $21,450         $   972         $ 6,734         $ 3,847        $33,003
                                                             =======         =======         =======         =======        =======


     2000
                                               U.S.           U.S.           State,         Mortgage-
                                             Treasury      Government      County, and       Backed
                                           Securities       Agencies        Municipal      Securities          Other         Total
                                           ----------       --------        ---------      ----------          -----         -----


    Amortized cost ...................       $ 7,494         $20,000         $ 1,025         $ 1,846         $ 2,924        $33,289
    Gross unrealized:
    Gains ............................            21               -              22               4              66            113
    Losses ...........................             -            (166)              -               -               -           (166)
                                             -------         -------         -------         -------         -------        -------
    Estimated fair value .............       $ 7,515         $19,834         $ 1,047         $ 1,850         $ 2,990        $33,236
                                             =======         =======         =======         =======         =======        =======

    Amortized cost and estimated fair value of investment securities held to maturity at December 31, 2001 and 2000 is follows (in thousands):

      2001                                             U.S.
                                                    Government
                                                     Agencies             Total
                                                     --------             -----


    Amortized cost ...........................       $ 4,060            $ 4,060
    Gross unrealized:
    Gains ....................................             -                  -
    Losses ...................................            (3)                (3)
                                                     -------            -------
    Estimated fair value .....................       $ 4,057            $ 4,057
                                                     =======            =======


      2000                                  U.S.         Mortgage-
                                         Government        Backed
                                          Agencies       Securities      Total
                                          --------       ----------      -----


    Amortized cost ..................    $ 7,457         $     3        $ 7,460
    Gross unrealized:
    Gains ...........................          -               -              -
    Losses ..........................         (2)              -             (2)
                                         -------         -------        -------
    Estimated fair value ............    $ 7,455         $     3        $ 7,458
                                         =======         =======        =======

    Interest income earned on tax-exempt securities in 2002, 2001 and 2000 was approximately $40,000, $48,000 and $52,000, respectively. Dividends of approximately $171,000, $226,000 and $146,000 on stock of the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 2002, 2001 and 2000, respectively.

    The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below (in thousands):

                                                        Investment Securities
                                                          Available for Sale
                                                          ------------------
                                                       Amortized      Estimated
                                                          Cost        Fair Value
                                                          ----        ----------
    Due in:
    One year or less  ............................    $    8,064      $    8,104
    After one through five years  ................        19,971          20,592
    After five through ten years  ................           608             650
    Over ten years  ..............................         1,135           1,135
    Mortgage-backed securities and others  .......        19,042          19,201
                                                      ----------      ----------
                                                      $   48,820      $   49,682
                                                      ==========      ==========

    At December 31, 2002, securities with an amortized cost of approximately $31,123,000 and an estimated fair value of approximately $31,870,000 were pledged to collateralize public funds, treasury tax and loan deposits, and repurchase agreements.

    Gross gains on sales of investment securities available for sale were $195,000, $129,000 and $0 for each of the years ended December 31, 2002, 2001 and 2000, respectively. There were no gross losses during these periods, nor were there any sales of investment securities held to maturity.

4.  LOANS, ALLOWANCE FOR LOAN LOSS AND NONPERFORMING ASSETS

    Loans at December 31, 2002 and 2001 were comprised of the following (in thousands):

                                                                                           2002                     2001
                                                                                           ----                     ----

    Commercial, financial, and agricultural ..............................              $ 366,954                $ 280,453
    Real estate--construction ............................................                 52,596                   41,064
    Real estate--mortgage ................................................                145,815                  147,973
    Installment and consumer lines .......................................                 40,420                   42,157
                                                                                        ---------                ---------
         Total loans, net of unearned interest and fees ..................                605,785                  511,647
    Less allowance for loan loss .........................................                 (6,574)                  (5,205)
                                                                                        ---------                ---------
         Net loans .......................................................              $ 599,211                $ 506,442
                                                                                        =========                =========

    Activity in the allowance for loan loss was as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                               2002                   2001                   2000
                                                                               ----                   ----                   ----
    Balance at beginning of year ..................................          $ 5,205                $ 3,670                $ 2,671
    Provision .....................................................            2,375                  2,050                  1,350
    Charge-offs ...................................................           (1,232)                  (875)                  (524)
    Recoveries ....................................................              226                    250                    173
    Republic acquisition ..........................................                -                    110                      -
                                                                             -------                -------                -------
    Balance at end of year ........................................          $ 6,574                $ 5,205                $ 3,670
                                                                             =======                =======                =======


    Nonaccrual loans totaled approximately $5,611,000 and $1,377,000 at December 31, 2002 and 2001, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $402,000, $96,000 and $25,000, in 2002, 2001 and
    2000, respectively. In addition to nonaccrual loans, nonperforming assets include loans past due 90 days and still accruing interest, other real estate owned related to property acquired by foreclosure in settlement of debt and repossessed assets. Loans past due 90 days and still accruing interest were $2,439,000 and $1,271,000 at December 31, 2002 and 2001,
    respectively.   Other  real  estate   owned  and   repossessed   assets  was
    approximately   $24,000  and   $229,000  at  December  31,  2002  and  2001,
    respectively, and is included in other assets in the accompanying consolidated statements of financial condition.

    The Company recognizes income on impaired loans primarily on the cash basis. Impaired loans are considered to be loans with a probability that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any change in the present value of expected cash flows is recognized through the allowance for loan loss. Impaired loan information for the year ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                                                  2002            2001            2000
                                                                                  ----            ----            ----
    Impaired loans with an allowance ......................................     $6,351          $1,361          $1,041
                                                                                ======          ======          ======
    Allowance for impaired loans ..........................................     $  903          $  204          $  213
                                                                                ======          ======          ======
    Interest income recognized on impaired loans during the year ..........     $  348          $   66          $   40
                                                                                ======          ======          ======

    The  average   balance  of  impaired  loans  during  2002,   2001  and  2000
    approximated $3.2 million, $1.0 million and $1.0 million, respectively.

5.  PREMISES AND EQUIPMENT
    Premises and equipment were comprised of the following components at December 31 (in thousands):

                                                                                        2002              2001
                                                                                        ----              ----
    Buildings and improvements ................................................     $ 20,130          $ 20,011
    Equipment and furnishings .................................................        8,942             8,475
    Land ......................................................................        5,208             5,224
    Construction in progress ..................................................           94                 5
                                                                                    --------          --------
                                                                                      34,374            33,715
    Less accumulated depreciation and amortization ............................       (9,288)           (7,548)
                                                                                    --------          --------
                                                                                    $ 25,086          $ 26,167
                                                                                    ========          ========

    Depreciation expense was approximately $1,761,000, $1,503,000 and $997,000 for 2002, 2001 and 2000, respectively.

6.  DEPOSITS
    At December 31, 2002, the scheduled maturities of certificates of deposit are as follows (in thousands):

              2003  ......................................       $227,300

              2004  ......................................         50,641

              2005  ......................................         37,949

              2006  ......................................         13,505

              2007 and thereafter  .......................          2,892
                                                                 --------
                                                                 $332,287
                                                                 ========

    Interest expense on deposits was as follows for the years ended December 31 (in thousands):

                                                    2002       2001        2000
                                                    ----       ----        ----
    Now  ...................................     $ 1,543    $ 1,664     $ 1,750
    Money market  ..........................       1,889      2,235       1,981
    Savings  ...............................         155        196         238
    Certificates of deposit  ...............      11,213     13,656       9,019
                                                 -------    -------     -------
                                                 $14,800    $17,751     $12,988
                                                 =======    =======     =======

7.  REPURCHASE AGREEMENTS
    The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. These transactions do not satisfy the financial instrument sale criteria outlined under generally accepted accounting principles. Therefore, the investment securities remain recorded on the Company's balance sheet, while the related repurchase agreements are reflected as borrowed funds. The following table outlines the average and highest amounts outstanding, interest expense and average rate paid on repurchase agreements for the years ended December 31, 2002, 2001 and 2000:


                                                      2002            2001            2000
                                                      ----            ----            ----


    Average daily balance .................       $11,557,000      $12,284,000    $ 7,666,000
    Highest amount outstanding at
       any month end ......................        19,190,000       19,136,000     16,542,000
    Interest expense ......................           158,000          443,000        447,000
    Average rate paid .....................             1.37%            3.61%          5.83%
    Average rate paid at year-end .........             0.97%            1.53%          6.04%


8.  OTHER BORROWINGS
    During 2001 and 2000 the Bank  received  funding from Federal Home Loan Bank
    (FHLB) advances. The advances were collateralized by a portion of the Bank's residential mortgage portfolio and the average rate paid in 2001 and 2000 on the advances was 5.06% and 6.77%, respectively. Interest expense paid on FHLB advances was approximately $1,061,000 in 2001 and $1,176,000 in 2000. The highest amount outstanding during 2001 and 2000 was $40,000,000 and $30,000,000, respectively. There were no balances outstanding at December 31, 2001 and $30,000,000 outstanding at December 31, 2000. The Bank did not utilize funding from the FHLB during 2002.

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

    In October 2001, the line of credit agreement was modified into two facilities as follows:

    o   Facility  A:   $3,000,000   line  of  credit   maturing  June  30,  2002
        (subsequently renewed through June 30, 2003). Interest is variable at 90-day Libor plus 145 basis points.

    o Facility B: $10,000,000 term loan maturing October 3, 2006. Interest is variable at 90-day Libor plus 170 basis points and was 3.46% at December 31, 2002. Semi-annual principal payments of $714,286 begin in April 2004, with the remainder due at maturity.

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

    o Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a "well-capitalized" institution (currently 6% and 10%, respectively). Also, maintenance of a leverage capital ratio of at least 5%.

        In addition, the Company is subject to the following restrictions:

    o   No additional debt is permitted without consent of the lender.

    o No increases in dividends paid by the Company to its common shareholders are permitted without consent of the lender.

    Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2002, the Company was in compliance with all covenants, except as noted below.

    At December 31, 2002, the Bank's ratio of non-performing assets to total loans plus other real estate owned and repossessed assets totaled 1.33%, which exceeded the amount stipulated in the agreement of 1.25%. The Bank obtained a waiver of default with respect to the non-performing assets ratio requirement for its 2002 fiscal year.

    At December 31, 2001, there was $10,000,000 outstanding under Facility B, consisting of the original $7,000,000 and an additional $3,000,000 received at the origination date of the term loan. At December 31, 2002, there was $1,000,000 outstanding on Facility A, with an interest rate of 2.85%. There were no advances under Facility A during 2001. The Company did not have any long-term debt outstanding during 2000.

    In addition to the amended line of credit agreement, the Company entered into a $10,000,000 notional pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 90-day Libor plus 170 basis points. The interest rate swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10,000,000 term loan noted above (Facility B). Interest expense on Facility B during 2002 and 2001, including the impact of the interest rate swap, was $654,000 and $165,000, respectively. The notional amount of the interest rate swap amortizes in the same manner as Facility B.

9.  OTHER OPERATING EXPENSES
    Components of other operating expenses are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                    2002        2001        2000
                                                    ----        ----        ----

    Data processing ........................      $1,328      $1,104      $  650
    Communications .........................         764         595         584
    Amortization of intangible assets ......         746         543         179
    Postage and delivery ...................         700         671         551
    Legal and professional .................         689         618         487
    Advertising and promotion ..............         532         687         541
    Supplies ...............................         410         578         404
    Loan expense ...........................         242         248         194
    Regulatory fees ........................         239         255         149
    Administrative .........................         163         211         196
    Education expense ......................         131         101          62
    Dues and subscriptions .................          97         100         103
    Directors fees .........................          88          70          72
    Other general operating ................          79          67         174
    Insurance and bonding ..................          76         105          89
    Other ..................................         350         518         287
                                                  ------      ------      ------
                                                  $6,634      $6,471      $4,722
                                                  ======      ======      ======


10. INCOME TAXES
    The income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000 consisted of the following components (in thousands):

                                         2002             2001             2000
                                         ----             ----             ----
    Current:
         Federal ................     $ 2,978          $ 1,958          $ 1,432
         State ..................         524              351              263
                                      -------          -------          -------
             Total ..............     $ 3,502          $ 2,309          $ 1,695
                                      =======          =======          =======

     Deferred:
         Federal ................     $  (308)         $  (611)         $  (315)
         State ..................         (53)            (104)             (55)
                                      -------          -------          -------
             Total ..............     $  (361)         $  (715)         $  (370)
                                      =======          =======          =======

    Total:
         Federal ................     $ 2,670          $ 1,347          $ 1,117
         State ..................         471              247              208
                                      -------          -------          -------
             Total ..............     $ 3,141          $ 1,594          $ 1,325
                                      =======          =======          =======

    Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                                           2002            2001
                                                                                           ----            ----
    Gross deferred tax liabilities:
         Property and equipment ....................................................    $  (991)        $  (755)
         Unrealized gain on investment securities available for sale ...............       (324)           (194)
         Unearned loan fees ........................................................          -             (68)
                                                                                        -------         -------
                                                                                         (1,315)         (1,017)
    Gross deferred tax assets:
         Loan loss provisions ......................................................      2,330           1,776
         Unrealized loss on interest rate swap .....................................        260               -
         Intangible assets .........................................................        266             179
         Other items ...............................................................         36             185
                                                                                        -------         -------
                                                                                          2,892           2,140
                                                                                        -------         -------
    Net deferred tax asset .........................................................    $ 1,577         $ 1,123
                                                                                        =======         =======

    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows for the years ended December 31, 2002, 2001 and 2000:

                                                   2002        2001        2000
                                                   ----        ----        ----

    Statutory rates ............................   34.0%       34.0%       34.0%
    Increase (decrease) resulting from:
         Effect of tax-exempt income ...........   (1.1)       (2.1)       (2.7)
         State income taxes, net ...............    3.6         3.6         2.5
         Nondeductible expenses and other ......    0.3        (0.3)        0.8
                                                   ----        ----        ----
                                                   36.8%       35.2%       34.6%
                                                   ====        ====        ====


11. LEASE COMMITMENTS
    The Company leases certain office space and equipment under noncancelable operating leases with options to renew at varying terms. Future minimum rental payments, by year and in the aggregate, required under these leases are approximately as follows at December 31, 2002:


                  2003.............................         $  235,000
                  2004.............................            230,000
                  2005.............................            197,000
                  2006.............................            152,000
                  2007.............................            130,000
                  Thereafter.......................            360,000
                                                            ----------
                                                            $1,304,000
                                                            ==========


12. COMPREHENSIVE INCOME
    The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available for sale and cash flow hedges, net of income taxes.

    Comprehensive income for the years ended December 31, 2002, 2001 and 2000 is calculated as follows (in thousands):

                                                                                             2002             2001             2000
                                                                                             ----             ----             ----

    Unrealized (loss) gain  recognized in other comprehensive
       income (net):
          Available for sale securities .............................................     $   352          $   563          $   804
          Interest rate swap designated as cash flow hedge ..........................        (700)               9                -
                                                                                          -------          -------          -------
          Total unrealized (loss) gain before income taxes ..........................        (348)             572              804
          Deferred income taxes .....................................................        (130)             213              300
                                                                                          -------          -------          -------

            Net of deferred income tax ..............................................     $  (218)         $   359          $   504
                                                                                          =======          =======          =======

     Amounts reported in net income:
          Gain on sale of securities ................................................     $   195          $   129        $       -
          Interest rate swap designated as cash flow hedge
                                                                                             (290)             (54)               -

          Net amortization (accretion) ..............................................         267               (6)              13
                                                                                          -------          -------          -------
          Reclassification adjustment ...............................................         172               69               13
          Deferred income taxes .....................................................         (64)             (26)              (5)
                                                                                          -------          -------          -------
            Reclassification adjustment, net of deferred income tax .................     $   108          $    43          $     8
                                                                                          =======          =======          =======

     Amounts reported in other comprehensive income:
          Net unrealized (loss) gain arising during period, net of tax ..............     $  (110)         $   402          $   512
          Reclassification adjustment, net of tax ...................................        (108)             (43)              (8)
                                                                                          -------          -------          -------
          Unrealized (loss) gain recognized in other comprehensive
            income (net) ............................................................        (218)             359              504
          Net income ................................................................       5,384            2,941            2,507
                                                                                          -------          -------          -------
            Total comprehensive income ..............................................     $ 5,166          $ 3,300          $ 3,011
                                                                                          =======          =======          =======

13. LOANS TO RELATED PARTIES
    Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted to (or in some cases, guaranteed loans by) the Bank. An analysis of such activities follows (in thousands):

                                                            2002           2001
                                                            ----           ----

    Balance, January 1 ..............................    $ 8,223        $ 7,093
        Participations ..............................                      (758)
        New loans and advances ......................      2,742          2,482
        Repayments (excluding renewals) .............     (3,374)          (594)
                                                         -------        -------
    Balance, December 31 ............................    $ 7,591        $ 8,223
                                                         =======        =======

    The loans set forth above were made in the normal course of business at prevailing interest rates and terms.

14. DIVIDEND RESTRICTIONS
    The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 2002, the Bank had approximately $8,137,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

    As discussed in Note 8 - Other Borrowings, in connection with the Company's debt covenants, no increases in dividends paid by the Company to its common shareholders are permitted without consent of the lender.

15. EQUITY
    Dividends Declared
    The Company declared cash dividends of $0.20 per share in 2002, 2001 and 2000.

16. STOCK BASED COMPENSATION
    Stock Options
    The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The terms of the Performance-Based Incentive Plan ("the Plan"), which were approved by shareholders at the annual meeting in April 1998, allowed for a maximum grant of 540,000 shares. In May 2001, shareholders approved a proposal to amend the number of shares that may be granted under the long-term incentive component of the Plan to 800,000 shares. Prior to the approval of the Plan, there were issued and outstanding options totaling 166,766 of which 33,306 were exercised in 2000, 18,626 were exercised in 2001 and 6,922 were exercised in 2002. There are 169,025 shares remaining to be issued under the Plan as of December 31, 2002. Generally, the options granted under the Plan become exercisable over a three to four year period following the year of grant, and expire ten years after the date of the grant. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.

    Options outstanding and the activity for December 31, 2002, 2001 and 2000 are presented below:

                                                                  2002                     2001                      2000
                                                         -----------------------    ----------------------    ---------------------
                                                                       Weighted-                Weighted-                 Weighted-
                                                                        Average                  Average                    Average
                                                         Shares      Grant Price    Shares     Grant Price    Shares     Grant Price
                                                         ------      -----------    ------     -----------    ------     -----------


    Employee stock option plans:
    Outstanding at beginning of  year ...........       637,634       $    8.34    621,760       $   7.58    552,566       $   7.63
       Options granted ..........................       112,000           10.90     72,500           9.60    102,500           8.64
       Options exercised ........................        29,547            8.33     30,876           5.39     33,306           3.41
       Options forfeited ........................        35,375            9.96     25,750           8.86          -              -
                                                        -------       ---------    -------       --------    -------       --------
    Outstanding at end of year ..................       684,712       $    8.68    637,634       $   8.34    621,760       $   7.58
                                                        =======       =========    =======       ========    =======       ========

    Options exercisable at year-end .............       522,503       $    8.29    493,087       $   7.97    391,784       $   7.40
                                                        =======       =========    =======       ========    =======       ========

    Weighted-average fair value of options
    granted during the year .....................                     $   4.12                   $  3.17                   $   2.86
                                                                      ========                   =======                   ========

    The following table summarizes information about stock options outstanding at December 31, 2002.


                                Outstanding                      Exercisable
                      -------------------------------    ----------------------
                                  Average     Average                   Average
    Exercise                       Life      Exercise                  Exercise
    Price Range       Shares     (Years)      Price      Shares         Price
    -----------       ------     -------      -----      ------         -----


    $3.06-$3.64       6,922       1.00      $  3.64       6,922       $  3.64
    $4.00-$4.68      56,558       3.53         4.16      56,558          4.16
    $5.00-$8.00     223,732       6.23         7.65     197,398          7.64
    $9.00-$10.25    397,500       7.54         9.99     261,625          9.74
                    -------       ----      -------     -------       -------
    Total           684,712       6.71      $  8.68     522,503       $  8.29
                    =======       ====      =======     =======       =======

    Restricted Stock
    The Company awarded 17,500 shares of restricted stock under the Performance-Based Incentive Plan. The weighted average price of restricted stock vested during 2001 and 2000 was $9.00 and $8.64, respectively. Compensation expense is recorded on restricted stock over the related vesting period. Compensation expense is measured based on the fair value of shares issued at the date of grant. All restricted stock grants were fully vested at December 31, 2001 and, consequently, no restricted stock expense was recorded during the year ended December 31, 2002.

17. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands, except per share data):

                                                                            2002                2001                2000
                                                                            ----                ----                ----
    Numerator:
           Net income available to common shareholders .........      $    5,384          $    2,941          $    2,507
                                                                      ==========          ==========          ==========

    Denominator:
           Denominator for basic earnings per share
             Weighted-average shares ...........................       6,104,050           6,094,670           6,095,471
           Effects of dilutive securities:
             Common stock options ..............................         111,725              93,807              38,799
                                                                      ----------          ----------          ----------
           Dilutive potential common shares ....................         111,725              93,807              38,799
                                                                      ----------          ----------          ----------
      Denominator for diluted earnings per share
           Adjusted weighted-average shares ....................       6,215,775           6,188,477           6,134,270
                                                                      ==========          ==========          ==========

    Basic Earnings Per Share ...................................      $     0.88          $     0.48          $     0.41
                                                                      ==========          ==========          ==========


    Diluted Earnings Per Share .................................      $     0.87          $     0.48          $     0.41
                                                                      ==========          ==========          ==========

    For the years ended December 31, 2002 and 2000, shares that could potentially be issued under options and potentially dilute basic earnings per share in the future that were not included in the computation of dilutive earnings per share because to do so would have been antidilutive, totaled 13,278 and 275,145, respectively. There were no anti-dilutive shares for the year ended December 31, 2001.

18. EMPLOYEE BENEFITS
    Profit-Sharing Plan The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time and part-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan. Contributions and administrative expenses related to the plan and paid by the plan sponsor totaled approximately $304,000, $274,000 and $214,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    Health and Welfare Plan
    The Company also provides health care, dental care, disability and life insurance benefits to all full-time employees. Total cost related to these benefits for 2002, 2001 and 2000 were approximately $708,000, $653,000 and $561,000, respectively. Beginning in April 2001, full-time employees who elected health care and/or dental care coverage contributed a portion of the monthly premium cost.

19. CAPITAL
    The  Company  is  subject  to  various   regulatory   capital   requirements
    administered by the federal banking agencies. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject.

    The following table summarizes the actual and required capital levels and ratios for the Company and the Bank at December 31, 2002 and 2001.

                                                                                          Adequately               Well
                                                                       Actual            Capitalized           Capitalized
                                                                       Amount     Ratio     Amount      Ratio     Amount      Ratio
                                                                       ------     -----     ------      -----     ------      -----

    As of December 31, 2002:
         Total capital (to risk-weighted assets):
            Consolidated ........................................     $51,331      8.5%    $48,141       8.0%    $60,177       10.0%
            Bank ................................................      61,286     10.2%     48,070       8.0%     60,088       10.0%
         Tier I capital (to risk-weighted assets):
            Consolidated ........................................      44,757      7.4%     24,071       4.0%     36,106        6.0%
            Bank ................................................      54,712      9.1%     24,035       4.0%     36,053        6.0%
         Tier I capital (to average assets):
            Consolidated ........................................      44,757      6.3%     28,362       4.0%     35,453        5.0%
            Bank ................................................      54,712      7.7%     28,336       4.0%     35,420        5.0%

    As of December 31, 2001:
         Total capital (to risk-weighted assets):
            Consolidated ........................................     $44,745      9.0%    $39,688       8.0%    $49,611       10.0%
            Bank ................................................      51,729     10.4%     39,667       8.0%     49,584       10.0%
         Tier I capital (to risk-weighted assets):
            Consolidated ........................................      39,540      8.0%     19,844       4.0%     29,767        6.0%
            Bank ................................................      46,524      9.4%     19,834       4.0%     29,750        6.0%
         Tier I capital (to average assets):
            Consolidated ........................................      39,540      6.5%     24,242       4.0%     30,302        5.0%
            Bank ................................................      46,524      7.7%     24,175       4.0%     30,219        5.0%


20. COMMITMENTS AND CONTINGENCIES
    Financial  Instruments With Off-Balance Sheet Risk
    The financial statements do not reflect various commitments and contingent liabilities, or off-balance sheet risks, that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and to honor standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank's involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

    The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $147,000,000 and $122,000,000 at December 31, 2002 and 2001, respectively.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $8,889,000 and $7,373,000 of standby letters of credit outstanding at December 31, 2002 and 2001, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.


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

    Federal Reserve Requirement
    The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The requirement as of December 31, 2002 and 2001 was approximately $250,000.

    Legal Contingencies
    The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition, operations, or liquidity of the Company.

21. FAIR VALUE OF FINANCIAL INSTRUMENTS
    Many of the Company's assets and liabilities are short-term financial instruments whose carrying values approximate fair value. These items include cash and due from banks, interest-bearing deposits with other banks, federal funds sold, federal funds purchased, securities sold under repurchase agreements and other short term borrowings. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The resulting fair values may be significantly affected by the assumptions used, including the discount rates and estimates of future cash flows.

    The methods and assumptions used to estimate the fair value of the Company's other financial instruments are as follows:

        Cash and Cash Equivalents
        The carrying amounts of cash and cash equivalents approximate their fair value.

        Federal Home Loan Bank and Federal Reserve Bank Stock
        The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value.

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

        Interest Rate Swap
        The interest rate swap is recorded at fair value of ($691,000) at December 31, 2002. Fair value is based on a dealer quote at December 31, 2002, for an interest rate swap with similar terms.

        Notes Payable
        The interest rates on the Company's notes payable reprice on a frequent basis (every three months) and, accordingly, the fair value of these instruments is assumed to equal their carrying value at December 31, 2002.

        Commitments to Extend Credit and Standby Letters of Credit
        The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 2002 and 2001 and are based upon fees charged to enter into similar arrangements as of these dates.

        The Company's financial instruments that have estimated fair values differing from their respective carrying values are presented as follows at December 31, 2002 and 2001 (in thousands):


                                                                                   2002                             2001
                                                                          ------------------------        --------------------------
                                                                          Carrying      Estimated         Carrying        Estimated
                                                                           Amount       Fair Value         Amount         Fair Value
                                                                           ------       ----------         ------         ----------
    Financial assets:
          Investment securities held to maturity ...................            -                -            4,060            4,057
          Net loans ................................................      605,785          625,551          516,350          532,776

    Financial liabilities:
          Time deposits ............................................      332,287          334,839          268,537          270,917

    While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such financial instruments at December 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 are not necessarily indicative of fair values at future dates.

22. BRANCH ACQUISITIONS
    On May 11, 2001, the Company purchased the Lake City and Live Oak branches of Republic Bank. The Company acquired loans and deposits of approximately $12,000,000 and $62,000,000, respectively. The Company also recorded a core deposit intangible of approximately $6,000,000, which is being amortized over its estimated life of 10 years. The results of operations of these branches are included in the results of operations of the Company from the date of acquisition forward.


23. CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                        Statements of Financial Condition
                           December 31, 2002 and 2001
                                     Assets

                                                                                       2002                  2001
                                                                                       ----                  ----
                                                                                        (dollars in thousands)

    Cash and cash equivalents ................                                      $   415               $ 2,764
    Investment in CNB National Bank ..........                                       61,226                53,563
    Other assets .............................                                          972                   345
                                                                                    -------               -------
            Total assets .....................                                      $62,613               $56,672
                                                                                    =======               =======


                      Liabilities and Shareholders' Equity

    LIABILITIES
    Other borrowings .....................................................          $11,000               $10,000
    Other liabilities ....................................................              692                     3
                                                                                    -------               -------
            Total liabilities ............................................           11,692                10,003
                                                                                    -------               -------


    SHAREHOLDERS' EQUITY
    Common stock .........................................................               61                    61
    Additional paid-in capital ...........................................           30,840                30,533
    Retained earnings ....................................................           19,912                15,749
    Accumulated other comprehensive income, net of taxes .................              108                   326
                                                                                    -------               -------
            Total shareholders' equity ...................................           50,921                46,669
                                                                                    -------               -------
                 Total liabilities and shareholders' equity ..............          $62,613               $56,672
                                                                                    =======               =======

                              Statements of Income

                                                                                          For the Year Ended December 31,
                                                                                      2002             2001             2000
                                                                                      ----             ----             ----
                                                                                              (dollars in thousands)

    Dividend income ......................................................           $   -          $   824          $ 2,755
    Interest income ......................................................              34               25               71
    Interest expense .....................................................            (655)            (265)               -
                                                                                   -------          -------          -------
    Net interest and dividend income .....................................            (621)             584            2,826
    Noninterest income ...................................................               2                6                2
    Noninterest expense ..................................................            (101)            (154)            (451)
    Realized gains (losses) on available for sale securities .............               -              125              (50)
                                                                                   -------          -------          -------
    Income before income taxes and equity
      in undistributed net income of subsidiary ..........................            (720)             561            2,327
    Income tax benefit ...................................................             269               98              160
                                                                                   -------          -------          -------
    Income before equity in undistributed net income of subsidiary .......            (451)             659            2,487
    Equity in undistributed net income of subsidiary .....................           5,835            2,282               20
                                                                                   -------          -------          -------
    Net income ...........................................................         $ 5,384          $ 2,941          $ 2,507
                                                                                   =======          =======          =======

                            Statements of Cash Flows

                                                                                                 For the Year Ended December 31,
                                                                                           2002              2001              2000
                                                                                           ----              ----              ----

                                                                                                  (dollars in thousands)


    Cash flows from operating activities:
         Net income ..............................................................     $  5,384          $  2,941          $  2,507
         Adjustments to reconcile net income to net cash (used in)
           provided by operating activities:

            Undistributed earnings of subsidiary .................................       (5,835)           (2,282)              (20)
            Depreciation .........................................................            -                87                41
            Non-cash compensation ................................................            -                20                58
            Realized gains on available for sale securities ......................            -              (125)                -
         Changes in assets and liabilities:
            Other assets .........................................................         (378)             (110)              187
            Other liabilities ....................................................          162               (25)               28
                                                                                       --------          --------          --------
              Net cash (used in) provided by operating activities ................         (667)              506             2,801
                                                                                       --------          --------          --------

    Cash flows from investing activities:
         Cash paid related to investment in subsidiary ...........................       (1,607)           (7,000)                -
         Purchases - buildings and improvements ..................................            -                 -            (5,010)
         Proceeds from sale of available for sale securities .....................            -               173                 -
         Purchase of available for sale securities ...............................            -                 -               (98)
                                                                                       --------          --------          --------
              Net cash used in investing activities ..............................       (1,607)           (6,827)           (5,108)
                                                                                       --------          --------          --------
    Cash flows from financing activities:
         Proceeds from other borrowings ..........................................        1,000            10,000                 -
         Cash dividends ..........................................................       (1,221)           (1,219)           (1,226)
         Proceeds from exercise of stock options .................................          246               166               113
         Payment to repurchase common stock ......................................         (100)             (234)             (395)
                                                                                       --------          --------          --------
              Net cash (used in) provided by financing activities ................          (75)            8,713            (1,508)
    Net (decrease) increase in cash and cash equivalents .........................       (2,349)            2,392            (3,815)
    Cash and cash equivalents, beginning of year .................................        2,764               372             4,187
                                                                                       --------          --------          --------
    Cash and cash equivalents, end of year .......................................     $    415          $  2,764          $    372
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

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE.

    On May 22, 2002 CNB Florida Bancshares, Inc. (the "Company") dismissed its independent accountants, Arthur Andersen LLP ("Andersen") and appointed PricewaterhouseCoopers LLP as its new independent accountants, effective immediately. This termination followed the Company's decision to seek statements of qualifications from independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002. The decision to dismiss Andersen and to retain PricewaterhouseCoopers LLP was approved by the Company's Board of Directors on May 22, 2002, upon the recommendation of its Audit Committee.

    During the Company's two most recent fiscal years ended December 31, 2001, and the subsequent interim period through March 31, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

    None of the reportable events described under Item 302 (a) (1) (v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period through March 31, 2002.

    The audit reports of Andersen on the consolidated financial statements of the Company and its subsidiary as of December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

    During the Company's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through March 31, 2002, the Company did not consult with PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 302 (a) (2) (i) and (ii) of Regulation S-K.

    During the Company's most recent fiscal year ended December 31, 2002, there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to PricewaterhouseCoopers' satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

                                    PART III

    Except for the information relating to the Company's executive officers and its key employees, the material required by items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2003.

                             CONTROLS AND PROCEDURES

    Within ninety days prior to the filing of the Report on Form 10-K, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to them, particularly during the period in which this Report is being prepared. No significant changes have been made to the Company's disclosure controls and procedures subsequent to the evaluation.


                                     PART IV

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

         21       Subsidiaries of the Registrant.

         23 Consent of PricewaterhouseCoopers LLP, independent certified public accountants.

         99.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




    Report of Form 8-K:
    -------------------

        On October 23, 2002, the Company filed a Form 8-K to report its 2002 third quarter earnings.

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

                                              CNB Florida Bancshares, Inc.
                                              ----------------------------
                                                     (Registrant)

                                              By:    /s/ G. Thomas Frankland
                                                     -----------------------
                                                     G. Thomas Frankland
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                              Date:  March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature               Title                               Date
           ---------               -----                               ----

       /s/ Thomas R. Andrews                                      March 26, 2003
       ---------------------
      Thomas R. Andrews            Director

       /s/ Audrey S. Bullard                                      March 26, 2003
       ---------------------
      Audrey S. Bullard            Director

       /s/ Raymon J. Land                                         March 26, 2003
       ------------------
      Raymon J. Land               Director

       /s/ Jon W. Pritchett                                       March 26, 2003
       --------------------
      Jon W. Pritchett             Director

       /s/ Marvin H. Pritchett                                    March 26, 2003
       -----------------------
      Marvin H. Pritchett          Director

       /s/ William J. Streicher                                   March 26, 2003
       ------------------------
      William J. Streicher         Director

       /s/ Halcyon E. Skinner                                     March 26, 2003
       ----------------------
      Halcyon E. Skinner           Director

       /s/ K. C. Trowell                                          March 26, 2003
       -----------------
      K. C. Trowell                Chairman, CEO & Director

       /s/ G. Thomas Frankland     Executive Vice President       March 26, 2003
       -----------------------     and Chief Financial Officer
      G. Thomas Frankland          (Principal Financial Officer)


       /s/ Martha S. Tucker                                       March 26, 2003
       --------------------        Controller
      Martha S. Tucker             (Principal Accounting Officer)

                                 CERTIFICATIONS


I, K. C. Trowell, certify that:

    1. I have reviewed this annual report on Form 10-K of CNB Florida Bancshares, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                                            /s/ K. C. Trowell
                                            ------------------------------------
                                            K. C. Trowell
                                            Chairman of the Board, President and
                                            Chief Executive Officer

I, G. Thomas Frankland, certify that:

    1. I have reviewed this annual report on Form 10-K of CNB Florida Bancshares, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)  presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003
                                                    /s/ G. Thomas Frankland
                                                    ----------------------------
                                                    G. Thomas Frankland
                                                    Executive Vice President and
                                                    Chief Financial Officer