Form 10-Q
period 2003-03-31
CNB FLORIDA BANCSHARES INC
filed 2003-05-14
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE SECURITIES
---      EXCHANGE ACT OF 1934 (no fee required)

         For the quarterly period ended   March 31, 2003
                                        -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

         For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          FLORIDA                                                59-2958616
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


9715 Gate Parkway North
Jacksonville, Florida                                               32246
------------------------------                                ------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (904) 997-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of April 30, 2003 was 6,211,750 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)

         Consolidated Statements of Financial Condition ......................................................... 3
         Consolidated Statements of Income  ......................................................................4
         Consolidated Statements of Cash Flows ...................................................................5
         Notes to Consolidated Financial Statements ..............................................................6
         Selected Financial Data ................................................................................10

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview ...............................................................................................11
         Results of Operations ..................................................................................11
         Liquidity and Interest Rate Sensitivity.................................................................14
         Earning Assets..........................................................................................18
         Funding Sources ........................................................................................22
         Capital Resources ......................................................................................22
         Critical Accounting Policies ...........................................................................23

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................................23

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings .............................................................................25

         Item 2.  Changes in Securities and Use of Proceeds .....................................................25

         Item 3.  Defaults Upon Senior Securities ...............................................................25

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................25

         Item 5.  Other Information .............................................................................25

         Item 6.  Exhibits and Reports on Form 8-K ..............................................................25

                                     PART I
                              FINANCIAL INFORMATION
                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                          ASSETS                                      (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                         2003              2002
                                                                                                       ---------        ----------
                                                                                                               (thousands)

Cash and cash equivalents:
     Cash and due from banks                                                                           $  21,029        $  15,986
     Federal funds sold                                                                                   10,750            5,400
     Interest-bearing deposits in other banks                                                             47,169           12,215
                                                                                                       ---------        ---------
       Total cash and cash equivalents                                                                    78,948           33,601
Investment securities available for sale                                                                  57,080           49,682
Loans:
     Commercial                                                                                          101,609          111,033
     Commercial real estate                                                                              330,230          324,525
     Mortgages (including home equity)                                                                   138,274          132,513
     Consumer                                                                                             30,710           32,199
     Credit card                                                                                           1,076            1,164
     Tax free                                                                                              4,063            4,351
                                                                                                       ---------        ---------
       Total loans, net of unearned income                                                               605,962          605,785
Less:  Allowance for loan losses                                                                          (6,548)          (6,574)
                                                                                                       ---------        ---------
       Net loans                                                                                         599,414          599,211

Loans held for sale                                                                                        1,836           10,893
Premises and equipment, net                                                                               24,945           25,086
Intangible assets, net                                                                                     5,875            6,056
Other assets                                                                                               6,107            6,145
                                                                                                       ---------        ---------
         TOTAL ASSETS                                                                                  $ 774,205        $ 730,674
                                                                                                       =========        =========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                                       $  90,539        $  80,065
     Savings, NOW and money market                                                                       253,792          236,284
     Time under $100,000                                                                                 178,201          172,671
     Time $100,000 and over                                                                              172,284          159,616
                                                                                                       ---------        ---------
       Total deposits                                                                                    694,816          648,636
Securities sold under repurchase agreements and federal funds purchased                                   10,554           14,446
Other borrowings                                                                                          11,000           11,000
Other liabilities                                                                                          6,259            5,671
                                                                                                       ---------        ---------
       Total liabilities                                                                                 722,629          679,753
                                                                                                       ---------        ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                           -                -
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,142,450 shares issued and outstanding at March 31, 2003 and
     6,125,500 shares issued and outstanding at December 31, 2002
                                                                                                              61               61
Additional paid-in capital                                                                                30,999           30,840
Retained earnings                                                                                         20,538           19,912
Accumulated other comprehensive (loss) income, net of taxes                                                  (22)             108
                                                                                                       ---------        ---------
       Total shareholders' equity                                                                         51,576           50,921
                                                                                                       ---------        ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 774,205        $ 730,674
                                                                                                       =========        =========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                      2003                   2002
                                                                                                   ----------             ----------
                                                                                                              (thousands)
Interest Income
    Interest and fees on loans                                                                     $   10,075             $    9,252
    Interest on investment securities available for sale                                                  461                    436
    Interest on investment securities held to maturity                                                      -                     41
    Interest on federal funds sold                                                                         38                     13
    Interest on interest-bearing deposits                                                                 123                      2
                                                                                                   ----------             ----------
      Total interest income                                                                            10,697                  9,744

Interest Expense
    Interest on deposits                                                                                3,942                  3,665
    Interest on repurchases and federal funds purchased                                                    27                     61
    Interest on other borrowings                                                                          168                    161
                                                                                                   ----------             ----------
      Total interest expense                                                                            4,137                  3,887
                                                                                                   ----------             ----------
        Net interest income                                                                             6,560                  5,857

Provision for Loan Losses                                                                                 675                    500
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                 5,885                  5,357

Non-Interest Income
    Service charges                                                                                       855                    740
    Secondary market mortgage sales                                                                       507                    473
    Other fees and charges                                                                                247                    191
    Gain on called investment securities                                                                   13                      -
                                                                                                   ----------             ----------
      Total non-interest income                                                                         1,622                  1,404

Non-Interest Expense
    Salaries and employee benefits                                                                      2,854                  2,743
    Occupancy and equipment expenses                                                                      903                    822
    Other operating expenses                                                                            1,712                  1,594
                                                                                                   ----------             ----------
      Total non-interest expense                                                                        5,469                  5,159
                                                                                                   ----------             ----------

Income before income taxes                                                                              2,038                  1,602
    Provision for income taxes                                                                            737                    607
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    1,301             $      995
                                                                                                   ==========             ==========

Earnings Per Share (Note 3):

    Basic earnings per common share                                                                $     0.21             $     0.16
                                                                                                   ==========             ==========
    Weighted average shares outstanding                                                             6,126,940              6,101,099
                                                                                                   ==========             ==========

    Diluted earnings per common share                                                              $     0.21             $     0.16
                                                                                                   ==========             ==========
    Diluted weighted average shares outstanding                                                     6,327,413              6,152,808
                                                                                                   ==========             ==========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                           2003              2002
                                                                                                         --------          --------
                                                                                                                 (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  1,301          $    995
Adjustments to reconcile net income to net cash provided by operating activities:
    Net gain on called investment securities available for sale                                               (13)                -
    Depreciation and amortization                                                                             644               620
    Provision for loan losses                                                                                 675               500
    Investment securities amortization, net                                                                   121                42
    Net proceeds from loans held for sale                                                                   9,057             4,690
    Changes in assets and liabilities:
       Other assets                                                                                           111              (796)
       Other liabilities                                                                                      219             1,107
                                                                                                         --------          --------
          Net cash provided by operating activities                                                        12,115             7,158
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                                     (20,637)          (11,253)
Proceeds from maturities of securities available for sale                                                   5,926             2,922
Proceeds from called securities available for sale                                                          7,000             4,000
Proceeds from called securities held to maturity                                                                -             2,021
Net increase in loans                                                                                        (877)           (8,588)
Purchases of premises and equipment, net                                                                     (321)              (86)
                                                                                                         --------          --------
          Net cash used in investing activities                                                            (8,909)          (10,984)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                   46,180            16,757
Net decrease in securities sold under repurchase agreements
   and federal funds purchased                                                                             (3,892)           (6,139)
Cash dividends                                                                                               (306)             (305)
Repurchase of common stock                                                                                      -              (100)
Proceeds from exercise of stock options                                                                       159                 -
                                                                                                         --------          --------
          Net cash provided by financing activities                                                        42,141            10,213
                                                                                                         --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  45,347             6,387

CASH AND CASH EQUIVALENTS, beginning of period                                                             33,601            20,677
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period                                                                 $ 78,948          $ 27,064
                                                                                                         ========          ========
SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                                  $  3,772          $  4,582
                                                                                                         ========          ========

          Taxes paid                                                                                     $    271          $    146
                                                                                                         ========          ========

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note 1. Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management's discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2002 have been reclassified to conform to current year presentation.

Accounting policies followed in the presentation of interim financial results are presented in Note 2 of CNB Florida Bancshares, Inc.'s (the "Company") audited consolidated financial statements included in Form 10-K for the year ended December 31, 2002, which is available on the Company's web site at www.cnbnb.com.

Note 2. Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 3.  Earnings Per Share
Basic earnings per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a dilutive effect on earnings per share. Common stock equivalents are determined using the treasury stock method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended March 31, 2003 and 2002.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2003 and 2002.

                                                                                                         Three Months Ended
                                                                                                  March 31,                March 31,
                                                                                                    2003                     2002
                                                                                                 ----------               ----------
Numerator:
   Net income available to common shareholders                                                   $    1,301               $      995
                                                                                                 ==========               ==========
Denominator:
   Denominator for basic earnings per common share
      Weighted-average shares                                                                     6,126,940                6,101,099
Effect of dilutive securities:
      Common stock options                                                                          200,473                   51,709
                                                                                                 ----------               ----------
   Dilutive potential common shares                                                                 200,473                   51,709
                                                                                                 ----------               ----------
   Denominator for diluted earnings per common share
      Adjusted weighted average shares                                                            6,327,413                6,152,808
                                                                                                 ==========               ==========

Basic earnings per common share                                                                  $     0.21               $     0.16
                                                                                                 ==========               ==========


Diluted earnings per common share                                                                $     0.21               $     0.16
                                                                                                 ==========               ==========

Note 4.  Comprehensive Income
Comprehensive income is defined as the total of net income and all other changes in equity. The following table details the Company's comprehensive income for the three months ending March 31, 2003 and 2002.

                                                                                                             Three Months Ended
                                                                                                         March 31,         March 31,
                                                                                                           2003              2002
                                                                                                         -------           -------
Unrealized (loss) gain recognized in other comprehensive income (net):
   Available for sale securities                                                                         $  (204)          $  (260)
   Interest rate swap designated as cash flow hedge                                                           (3)               94
                                                                                                         -------           -------
   Total unrealized loss before income taxes                                                                (207)             (166)
   Deferred income taxes                                                                                     (77)              (62)
                                                                                                         -------           -------
       Net of deferred income tax                                                                        $  (130)          $  (104)
                                                                                                         =======           =======

Amounts reported in net income:
   Gain on called securities                                                                             $    13            $    -
   Interest rate swap designated as cash flow hedge                                                          (84)              (69)
   Net amortization (accretion)                                                                              121                42
                                                                                                         -------           -------
   Reclassification adjustment                                                                                50               (27)
   Deferred income taxes                                                                                      19               (10)
                                                                                                         -------           -------
       Reclassification adjustment, net of deferred income tax                                           $    31           $   (17)
                                                                                                         =======           =======


Amounts reported in other comprehensive income:
   Net unrealized loss arising during period, net of tax                                                 $   (99)          $  (121)
   Reclassification adjustment, net of tax                                                                   (31)               17
                                                                                                         -------           -------
   Unrealized loss arising during period, net of tax                                                        (130)             (104)
   Net income                                                                                              1,301               995
                                                                                                         -------           -------
      Total comprehensive income                                                                         $ 1,171           $   891
                                                                                                         =======           =======

Note 5.  Stock Based Compensation
The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted over the vesting life of the options, pro forma net income would be as indicated below (dollars in thousands, except per share data):



                                                           As Reported                         Pro Forma
                                                   ----------------------------        ---------------------------
                                                   March 31,          March 31,        March 31,        March 31,
                                                     2003               2002             2003             2002
                                                   -------            --------         --------         --------


Net income                                         $ 1,301            $    995         $  1,280         $    955


Basic earnings per common share                    $  0.21            $   0.16         $   0.21         $   0.16


Diluted earnings per common share                  $  0.21            $   0.16         $   0.20         $   0.16


In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. There were no employee stock options granted during the three months ended March 31, 2003. The weighted-average grant date fair values of options granted during 2002 were based on the following assumptions:


              Risk-free interest rate ............          5.13%
              Dividend yield .....................          1.88%
              Volatility .........................         38.00%
              Expected lives .....................        6 years


Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS No. 123 in 2003 and 2002 may not be indicative of future amounts.

Note 6.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of this Statement on January 1, 2003, which did not have a significant impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendments of SFAS 13, and Technical Corrections as of May 2002 ("SFAS 145"). SFAS 145 rescinds SFAS 4, Extinguishments of Debt Made to Satisfy Sinking-Funds Requirements. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this Statement were adopted by the Company on January 1, 2003, which did not have a significant impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

         o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights

         o The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

         o The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a significant impact on the Company's consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        Unaudited Selected Financial Data





                                                                                                        Three Months Ended
                                                                                                             March 31,
Dollars in thousands except per share information.                                                2003                      2002
====================================================================================================================================
SUMMARY OF OPERATIONS:
Total interest income                                                                        $    10,697               $     9,744
Total interest expense                                                                            (4,137)                   (3,887)
                                                                                             -----------               -----------
Net interest income                                                                                6,560                     5,857
Provision for loan losses                                                                           (675)                     (500)
                                                                                             -----------               -----------
Net interest income after provision for loan losses                                                5,885                     5,357
Non-interest income                                                                                1,622                     1,404
Non-interest expense                                                                              (5,469)                   (5,159)
                                                                                             -----------               -----------
Income before taxes                                                                                2,038                     1,602
Income taxes                                                                                        (737)                     (607)
                                                                                             -----------               -----------
Net income                                                                                   $     1,301               $       995
                                                                                             ===========               ===========
====================================================================================================================================
PER COMMON SHARE:
Basic earnings                                                                               $      0.21               $      0.16
Diluted earnings                                                                                    0.21                      0.16
Book value                                                                                          8.40                      7.75
Dividends Declared                                                                                  0.06                      0.05
Actual shares outstanding                                                                      6,142,450                 6,095,953
Weighted average shares outstanding                                                            6,126,940                 6,101,099
Diluted weighted average shares outstanding                                                    6,327,413                 6,152,808
====================================================================================================================================
KEY RATIOS:
Return on average assets                                                                            0.70%                     0.66%
Return on average shareholders' equity                                                             10.22                      8.48
Dividend payout                                                                                    23.81                     31.25
Efficiency ratio                                                                                   66.84                     71.05
Total risk-based capital ratio                                                                      8.80                      8.87
Average shareholders' equity to average assets                                                      6.80                      7.73
Tier 1 leverage                                                                                     6.07                      6.65
====================================================================================================================================
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                                       $   774,205               $   624,340
Loans                                                                                            605,962                   519,901
Deposits                                                                                         694,816                   549,648
Shareholders' equity                                                                              51,576                    47,262

====================================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three months ended March 31, 2003 and 2002. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. The Company makes its Securities and Exchange Commission filings available on its website at www.cnbnb.com. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties, that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended March 31, 2003 were $1,301,000, or $0.21 per diluted share, compared to $995,000, or $0.16 per diluted share, in the first quarter of 2002. These results reflect growth in net interest income and non-interest income. Total assets increased to $774.2 million compared to $730.7 million at December 31, 2002. Total outstanding loans and deposits rose 17% and 26% to $606.0 million and $694.8 million, respectively, at March 31, 2003 from $519.9 million and $549.6 million, respectively, at March 31, 2002.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income for the first quarter of 2003 was $6.6 million, compared to $5.9 million for the first three months in 2002, an increase of 12%. Loan growth and spread management were the primary contributors to the increase in net interest income.

     Total average earning assets increased by $143.2 million, or 26% to $702.7 million in 2003, compared to $559.4 million in 2002. Increases in time, money market and other interest bearing deposits, were the main contributors in the $128.1 million, or 26%, growth in average interest bearing liabilities.

     Net interest margin declined to 3.79% in the first quarter of 2003, compared to 4.25% for the same period in 2002. Total earning asset yields decreased to 6.17% in 2003 from 7.06% in 2002 and rates on interest-bearing liabilities decreased to 2.73% in 2003 from 3.23% in 2002. Interest income increased 10% while interest expense increased 6% for the 2003 quarter over comparable 2002 amounts. The increased interest income and expense reflects growth in loans and deposits that outpaced the decline in yields and rates over this period. The decline in net interest yield reflects spread tightening as a result of declining loan yields and an increase in lower yielding, short-term investments. Table 1: "Average Balances - Yields and Rates" provides the Company's average volume of interest earning assets and interest bearing liabilities for the first quarter of 2003 and 2002.

                  Table 1: Average Balances - Yields and Rates

                                        Three Months Ended March 31, 2003      Three Months Ended March 31, 2002
                                       ----------------------------------     ----------------------------------
                                                      Interest                              Interest
                                        Average      Income or    Average      Average     Income or      Average
                                        Balance       Expense      Rate        Balance      Expense         Rate
                                       ----------    ----------   -------     ---------    ----------     -------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $   13,024    $       38     1.18%     $   3,154    $       13       1.67%
  Investment securities
    available for sale                     47,805           461     3.91         38,685           436       4.57
  Investment securities
    held to maturity                            -             -        -          2,832            41       5.87
  Loans (1)                               604,042        10,075     6.76        514,332         9,252       7.30
  Interest bearing deposits                37,820           123     1.32            439             2       1.85
                                       ----------    ---------- --------      ---------    ----------       ----

TOTAL EARNING ASSETS                      702,691        10,697     6.17        559,442         9,744       7.06
  All other assets                         56,445                                55,482
                                       ----------                             ---------

TOTAL ASSETS                           $  759,136                             $ 614,924
                                       ==========                             =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  222,862    $      943     1.72%     $ 171,855    $      763       1.80%
  Savings                                  23,244            29     0.51         21,004            39       0.75
  Time deposits                           346,895         2,970     3.47        268,598         2,863       4.32
  Repurchases and federal
     funds purchased                       11,638            27     0.94         16,100            61       1.54
 Short term borrowings                      1,000             7     2.84              -             -          -
 Other borrowings                          10,000           161     6.53         10,000           161       6.53
                                       ----------    ----------    -----      ---------    ----------       ----
TOTAL INTEREST BEARING
  LIABILITIES                             615,639         4,137     2.73        487,557         3,887       3.23
  Demand deposits                          85,721                                75,430
  Other liabilities                         6,126                                 4,374
  Shareholders' equity                     51,650                                47,563
                                       ----------                             ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  759,136                             $ 614,924
                                       ==========                             =========

                                                                    ----                                    ----
INTEREST SPREAD (2)                                                 3.44%                                   3.83%
                                                                    ====                                    ====

                                                     ----------                            ----------
NET INTEREST INCOME                                  $    6,560                            $    5,857
                                                     ==========                            ==========


NET INTEREST MARGIN (3)                                             3.79%                                   4.25%
                                                                    ====                                    ====

----------

(1) Interest income on average loans includes loan fee recognition of $154,000 and $123,000 in 2003 and 2002, respectively.
(2)  Represents the average rate earned minus average rate paid.
(3)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                                                NET CHANGE MARCH 31,                   NET CHANGE MARCH 31,
                                                              2002-2003 ATTRIBUTABLE TO:             2001-2002 ATTRIBUTABLE TO:
                                                          ----------------------------------      ---------------------------------
                                                                                       Net                                    Net
                                                          Volume (1)    Rate (2)      Change      Volume (1)   Rate (2)      Change
                                                          ----------    --------      ------      ----------   --------      ------
                                                                       (thousands)
INTEREST INCOME:
   Federal funds sold                                      $    41      $   (16)     $    25      $    23      $   (25)     $    (2)
   Investment securities available for sale                    103          (78)          25           84         (167)         (83)
   Investment securities held to maturity                      (41)           -          (41)         (68)          (2)         (70)
   Loans                                                     1,480         (657)         823        2,770       (2,425)         345
   Interest bearing deposits                                   170          (49)         121            4           (5)          (1)
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  1,753         (800)         953        2,813       (2,624)         189
                                                           -------      -------      -------      -------      -------      -------


INTEREST EXPENSE:
   NOW and money markets                                       226          (46)         180          427         (625)        (198)
   Savings                                                       4          (14)         (10)          15          (33)         (18)
   Time deposits                                               835         (728)         107        1,224       (1,473)        (249)
   Repurchases and federal funds
     purchased                                                 (10)         (24)         (34)           9         (134)        (125)
   Short term borrowings                                         7            -            7         (537)           -         (537)
   Other borrowings                                              -            -            -          161            -          161
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  1,062         (812)         250        1,299       (2,265)        (966)
                                                           -------      -------      -------      -------      -------      -------
         Net interest income                               $   691      $    12      $   703      $ 1,514      $  (359)     $ 1,155
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

Non-Interest Income

     Non-interest income totaled $1.6 million for the first quarter of 2003, an increase of 16% from $1.4 million earned in the comparable period in 2002. The increase was primarily attributed to an $115,000 increase in service charges from the increased deposit base, a $34,000 increase in secondary market loan sale income and a $35,000 increase in investment services income. During the first quarter of 2003, the Company began selling a larger portion of its secondary market mortgage loans through table funding arrangements. Under table funding arrangements, the Company receives payment for the loans it sells at the time the loan is funded. These loans are not warehoused on the Company's balance sheet, accordingly, it is expected that the level of loans held for sale will continue to decline as more secondary market originations and sales are handled through table funding arrangements.

     Non-interest income, annualized, as a percentage of average assets was 0.87% for the first quarter ended March 31, 2003, compared to 0.93% for the comparable period in 2002.

Non-Interest Expense

     Non-interest expense increased 6% to $5.5 million in the 2003 quarter compared to $5.2 million in the 2002 quarter. The increase is attributable to increases in personnel, occupancy, equipment and data processing expenses. As a percentage of average assets, annualized non-interest expense decreased to 2.9% from 3.4% in the first quarter 2003 and 2002, respectively. This decline reflects the Company's continued focus on overhead expense management. Salaries and employee benefits increased $111,000 or 4% to $2.9 million for the first three months of 2003, compared to $2.7 million for the same period in 2002. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.52% from 1.81%, for the first quarter of 2003 and 2002, respectively. Full-time equivalent employees increased by 9 during the first quarter of 2003 as compared to the same period in 2002.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased $81,000, or 10% during the three months ended March 31, 2003 compared to the same period in 2002. The increase is primarily attributable to an increase in property taxes, insurance, building depreciation and data processing depreciation expenses.

     Other operating expenses increased $118,000, or 7%, in the first quarter of 2003 compared to the same period in 2002. The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses

                                              Three Months Ended March 31,
                                            2003                       2002
                                       ---------------            --------------
                                                      (thousands)
Data processing                           $  356                     $  319
Legal and professional                       199                        196
Communications                               189                        179
Amortization of intangible assets            182                        187
Postage and delivery                         175                        157
Advertising and promotion                    125                        113
Supplies                                      94                        116
Loan expenses                                 77                         46
Regulatory fees                               66                         58
Administrative                                35                         44
Other general operating                       34                         20
Education expense                             30                         22
Insurance and bonding                         29                         24
Dues and subscriptions                        27                         24
Directors fees                                23                         19
Other                                         71                         70
                                          ------                     ------
Total other operating expenses            $1,712                     $1,594
                                          ======                     ======


Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2003 is approximately 36%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $118.6 million and represented 17% of average total deposits during the first quarter of 2003, compared to $59.8 million and 11% for 2002. Average loans were 89% and 96% of average deposits for the three month periods ended March 31, 2003 and 2002, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2002 (subsequently renewed through June 30, 2003) with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at March 31, 2003 was approximately ($693,000). There was $1 million outstanding on the $3 million line of credit on March 31, 2003. The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

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

o Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a "well-capitalized" institution (currently 6% and 10%, respectively). Also, maintenance of a leverage capital ratio of at least 6%.

     In addition, the Company is subject to the following restrictions:

o    No additional debt is permitted without consent of the lender.

o No increases in dividends paid by the Company to its common shareholders are permitted without consent of the lender.

     Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of March 31, 2003, the Company was in compliance with all covenants.

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

     The Company's liquidity position increased during the quarter as compared to the fourth quarter 2002 as loan balances were essentially flat while deposit growth continued. The Company continues to maintain an asset sensitive position with respect to net interest income. Maintaining this profile will allow the Company to take advantage of an anticipation of rising rates.

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at March 31, 2003, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 4.50%. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 4.49% as compared to a stable rate environment. At March 31, 2003, the Bank's net economic value ratio was 8.45% and 10.86%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank's capitalization, talking into account balance sheet gains and losses.

     Table 3, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
 March 31, 2003
(dollars in thousands)                                                                                                      Fair
                                      1 Year       2 Years     3 Years     4 Years     5 Years     Beyond      TOTAL        Value
                                      ------       -------     -------     -------     -------     ------      -----        -----
INTEREST-EARNING ASSETS:
------------------------
Gross Loans
     Fixed rate loans                $ 108,701    $  51,438   $  38,314   $  41,493   $  45,527   $  95,865   $ 381,338    $ 398,337
       Average interest rate              6.92%        7.38%       7.57%       7.37%       7.19%       6.87%       7.12%

     Variable rate loans                63,705       17,301      24,130      13,856      14,882      90,750     224,624      224,679
       Average interest rate              5.34%        5.63%       5.13%       5.66%       6.12%       6.81%       6.01%

Investment securities (1)
     Fixed rate investments             18,086        1,500       5,486           -           -      27,791      52,863       53,507
       Average interest rate              4.21%        2.00%       3.24%                               4.46%       4.18%

     Variable rate investments               -            -           -           -           -         440         440          454
       Average interest rate                                                                           4.30%       4.30%

Federal funds sold                      10,750            -           -           -           -           -      10,750       10,750
       Average interest rate              1.16%                                                                    1.16%

Other earning assets (2)                50,288            -           -           -           -           -      50,288       50,288
       Average interest rate              1.58%                                                                    1.58%
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------    ---------

Total interest-earning assets        $ 251,530    $  70,239   $  67,930   $  55,349   $  60,409   $ 214,846   $ 720,303    $ 738,015
       Average interest rate              5.01%        6.83%       6.35%       6.94%       6.93%       6.53%       6.08%
                                     =========    =========   =========   =========   =========   =========   =========    =========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                   $ 67,216    $       -   $       -   $       -   $       -   $  65,513   $ 132,729    $ 132,729
       Average interest rate              1.99%                                                        0.50%       1.25%

Money market                            92,691            -           -           -           -       4,436      97,127       97,127
       Average interest rate              2.37%                                                        1.24%       2.32%

Savings                                      -            -           -           -           -      23,936      23,936       23,936
       Average interest rate                                                                           0.50%       0.50%

CD's under $100,000                    107,428       36,237      24,508       9,261         767           -     178,201      179,759
       Average interest rate              2.72%        3.82%       4.05%       4.32%       4.64%                  3.22%

CD's $100,000 and over                 120,361       26,534      17,447       5,546       2,396           -     172,284      173,848
       Average interest rate              3.29%        4.04%       4.09%       4.42%       5.13%                   3.55%

Securities sold under
   repurchase agreements and
   federal funds purchased              10,554            -           -           -           -           -      10,554       10,554
       Average interest rate              0.95%                                                                    0.95%

Short-term borrowings                    1,000            -           -           -           -           -       1,000        1,000
       Average interest rate              2.83%                                                                    2.83%

Other borrowings  (3)                        -        1,428       1,428       7,144           -           -      10,000       10,000
       Average interest rate                           3.46%       3.46%       3.46%                               3.46%
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------    ---------


Total interest-bearing liabilities   $ 399,250    $  64,199   $  43,383   $  21,951   $   3,163   $  93,885   $ 625,831    $ 628,953
       Average interest rate              2.64%        3.90%       4.05%       4.07%       5.01%       0.53%       2.61%
                                     =========    =========   =========   =========   =========   =========   =========    =========

----------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $658,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 75% of total average deposits for the three months ended March 31, 2003 compared with 76% for the three months ended December 31, 2002. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits.

             Table 4: Maturity of Time Deposits of $100,000 or More
                                 March 31, 2003
                             (dollars in thousands)

                                                             Amount

             Three months or less                          $ 41,324
             Three through six months                        38,301
             Six through twelve months                       40,736
             Over twelve months                              51,923
                                                            -------
             Total                                         $172,284
                                                            =======

EARNING ASSETS

Loans

     Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. During the first quarter of 2003, average loans were $604.0 million and were 89% of average deposits, compared to $514.3 million and 96% for the same period in 2002. The following table reflects the composition of the Company's loan portfolio as of March 31, 2003 compared to December 31, 2002.

                      Table 5: Loan Portfolio Composition

                                               March 31,            December 31,
                                                 2003                  2002
                                              ---------             ----------
                                                         (thousands)
Commercial                                    $ 101,609             $ 111,033
Commercial real estate                          330,230               324,525
Mortgages (including home equity)               138,274               132,513
Consumer                                         30,710                32,199
Credit card                                       1,076                 1,164
Tax free                                          4,063                 4,351
                                              ---------             ---------

Total loans, net of unearned income             605,962               605,785
Less: allowance for loan losses                  (6,548)               (6,574)
                                              ---------             ---------

Net loans                                     $ 599,414             $ 599,211
                                              =========             =========

     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. The Bank's four largest concentration categories are: Land Development ($40.92 million), Commercial Real Estate ($30.2 million), Professional ($29.1 million) and Commercial Construction ($24.5 million).

Loan Quality

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

     The allowance for loan losses on March 31, 2003, was 1.08% of total loans, compared to 1.09% at December 31, 2002 and 1.03% at March 31, 2002. Table 6:
"Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 6: Allocation of Allowance for Loan Losses

                                                            March 31,                           December 31,
                                                              2003                                 2002
                                                    -----------------------------       -------------------------------
                                                                    Percent of                            Percent of
                                                                   Loans in Each                         Loans in Each
                                                                    Category to                           Category to
                                                    Amount          Total Loans         Amount            Total Loans
                                                    ------          -------------       ------           -------------
                                                                       (dollars in thousands)

Commercial                                          $2,413               16.8%          $1,991               18.3%
Commercial real estate                               2,836               54.5            3,180               53.6
Mortgages (including home equity)                      526               22.8              495               21.9
Consumer                                               576                5.0              802                5.3
Credit card                                            118                0.2              106                0.2
Tax free                                                 -                0.7                -                0.7
Unallocated                                             79                  -                -                -
                                                    ------             ------           ------              -----
Total                                               $6,548              100.0%          $6,574              100.0%
                                                    ======             ======           ======              =====


     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets decreased by $582,000 from December 31, 2002 to $7.5 million at March 31, 2003. Non-performing assets as a percentage of total assets decreased to .97% on March 31, 2003 from 1.11% on December 31, 2002. Non-accrual loans include two secured credits that make up approximately 57% of the balance. Both relationships are collateralized by commercial real estate, and the Company is in the process of actively resolving each of them. Any expected losses on these loans have been included in the allowance for loan losses at March 31, 2003.

                         Table 7: Non-Performing Assets

                                                    March 31,       December 31,
                                                      2003              2002
                                                    ---------       -----------
                                                     (dollars in thousands)
     Non-accrual loans                              $  7,088          $  5,611
     Past due loans 90 days or
        more and still accruing                          340             2,439
     Other real estate owned
        and repossessions                                 64                24
                                                    --------          --------
     Total non-performing assets                    $  7,492          $  8,074
                                                    ========          ========

     Percent of total assets                            .97%             1.11%

                 Table 8: Activity in Allowance for Loan Losses

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                   2003                     2002
                                                                                                 ---------               ---------
                                                                                                       (dollars in thousands)

Balance at beginning of year                                                                     $   6,574               $   5,205
Loans charged-off:
   Commercial                                                                                          425                     211
   Mortgage (including home equity)                                                                    102                      67
   Consumer                                                                                            178                      93
   Credit card                                                                                          16                      20
                                                                                                 ---------               ---------
      Total loans charged-off                                                                         (721)                   (391)
Recoveries on loans previously charged-off:
   Commercial                                                                                            6                       2
   Mortgage (including home equity)                                                                      -                      26
   Consumer                                                                                             13                      27
   Credit card                                                                                           1                       2
                                                                                                 ---------               ---------
      Total loan recoveries                                                                             20                      57
                                                                                                 ---------               ---------
        Net loans charged-off                                                                         (701)                   (334)
                                                                                                 ---------               ---------

Provision for loan losses charged to expense                                                           675                     500
                                                                                                 ---------               ---------
Ending balance                                                                                   $   6,548               $   5,371
                                                                                                 =========               =========

Total loans outstanding                                                                          $ 605,962               $ 519,901
Average loans outstanding                                                                        $ 604,042               $ 514,332

Allowance for loan losses to loans outstanding                                                        1.08%                   1.03%
Net charge-offs to average loans outstanding, annualized                                              0.47%                   0.26%


Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $57.1 million at March 31, 2003, an increase of 15% from $49.7 million at the end of 2002.

     Securities are classified as either held-to-maturity or available-for-sale. At March 31, 2003 investment securities available-for-sale made up 100% of the total investment portfolio of $57.1 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of deferred income tax, as accumulated other comprehensive income (loss). Also included in other comprehensive income (loss) are accumulated net gains (losses) on cash flow hedges. At March 31, 2003, accumulated other comprehensive income
(loss) was ($22,000), compared to $108,000 at December 31, 2002.

     The Company primarily invests in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States and obligations of agencies of the United States government. In addition, the Company enters into federal funds transactions with its principal correspondent banks. The Federal Reserve Bank and FHLB also require equity investments to be maintained by the Company.

     The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.

           Table 9: Maturity Distribution of Investment Securities (1)
                                 March 31, 2003

(dollars in thousands)                                                    Held to Maturity                   Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Amortized            Estimated          Amortized     Estimated
                                                                     Cost             Market Value          Cost       Market Value
                                                                  ---------           ------------        ---------    ------------
U.S. Treasury:
   One year or less                                              $            -       $            -       $ 4,059       $ 4,057
                                                                 --------------       --------------       -------       -------
Total U.S. Treasury                                                           -                    -         4,059         4,057

 U.S. Government Agencies and Corporations (2):
   One year or less                                                           -                    -        14,027        14,513
   Over one through five years                                                -                    -         6,986         7,018
   Over five through ten years                                                -                    -        10,000        10,000
                                                                 --------------       --------------       -------       -------
Total U.S. Government Agencies                                                -                    -        31,013        31,531
 and Corporations

Obligations of State and Political
 Subdivisions:
   Over ten years                                                             -                    -         2,174         2,219
                                                                 --------------       --------------       -------       -------
Total Obligations of State and                                                -                    -         2,174         2,219
 Political Subdivisions

Mortgage-Backed Securities (3):
   Over one through five years                                                -                    -            16            16
   Over five through ten years                                                -                    -         5,081         5,137
   Over ten years                                                             -                    -        10,960        11,001
                                                                 --------------       --------------       -------       -------
Total Mortgage-Backed Securities                                              -                    -        16,057        16,154

Other Securities (4):
   Over ten years                                                             -                    -         3,119         3,119
                                                                 --------------       --------------       -------       -------
Total Other Securities                                                        -                    -         3,119         3,119

                                                                 --------------       --------------       -------       -------
Total Securities                                                 $            -       $            -       $56,422       $57,080
                                                                 ==============       ==============       =======       =======
----------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Includes securities issued through government agencies that are callable at various times by the issuer prior to the stated maturity date. At March 31, 2003, such callable securities had an amortized cost of $27.0 million and an estimated fair market value of $27.5 million.
(3) Represents investments in mortgage-backed securities which are subject to early repayment.
(4) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


             Table 10: Weighted Average Yield by Range of Maturities

                                      March 31, 2003      December 31, 2002       March 31, 2002
                                      --------------      -----------------       --------------
One Year or Less                          4.21%                 2.41%                  2.27%
More than One through Five Years          2.97%                 4.87%                  5.08%
More than Five through Ten Years          4.59%                 4.48%                  4.99%
More than Ten Years (1)                   4.02%                 4.46%                  4.56%

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


FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 2003 and December 31, 2002.

                            Table 11: Total Deposits

                                             March 31,              December 31,
                                               2003                     2002
                                           -----------             ------------
                                                       (thousands)
Non-interest bearing:
        Demand checking                      $ 90,539                $ 80,065
Interest bearing:
        NOW checking                          132,729                 118,619
        Money market checking                  97,127                  95,354
        Savings                                23,936                  22,311
        Certificates of deposit               350,485                 332,287
                                             --------                --------

Total deposits                               $694,816                $648,636
                                             ========                ========



CAPITAL RESOURCES

     Shareholders' equity at March 31, 2003 was $51.6 million, as compared to $50.9 million at December 31, 2002. During the first quarter of 2003, the Board of Directors declared dividends totaling $0.06 per share (payable May 2, 2003), an increase of 20% from the fourth quarter 2002 dividend. At March 31, 2003, the Company's common stock had a book value of $8.40 per share compared to $8.31 per share at December 31, 2002.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of March 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

     At March 31, 2003 and 2002, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:


                            Table 12: Capital Ratios

                                               March 31,                 Well-Capitalized     Regulatory
                                        2003               2002            Requirements        Minimums
                                    ------------       ------------        ------------        --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio               7.7%               7.8%                6.0%               4.0%

     Total Capital to
       Risk-Weighted Assets             8.8%               8.9%               10.0%               8.0%

Tier 1 Leverage Ratio                   6.1%               6.6%                5.0%               4.0%


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

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through March 31, 2003, the performance of the depositor relationships did not differ materially from expectations.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     On January 28, 1997, the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at March 31, 2003, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at March 31, 2003 was approximately ($693,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 2003 would not necessarily be considered to apply at subsequent dates.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings - There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities and Use of Proceeds - Not applicable.

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

(b)      Reports on Form 8-K:

         On January 28, 2003, the Company filed a Form 8-K to report its 2002 fourth quarter and full year results.

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

                          Date:   May 14, 2003

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

Date:  May 14, 2003
                                                /s/ K. C. Trowell
                                                --------------------------------
                                                K. C. Trowell
                                                Chairman of the Board, President
                                                and Chief Executive Officer

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

Date:  May 14, 2003
                                                /s/ G. Thomas Frankland
                                                -----------------------
                                                    G. Thomas Frankland
                                                    Executive Vice President and
                                                    Chief Financial Officer