Form 10-Q/A
period 2003-03-31
CNB FLORIDA BANCSHARES INC
filed 2003-05-21
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes    No  X
                                              ---    ---


The number of shares of the registrant's common stock outstanding as of April 30, 2003 was 6,211,750 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                         FINANCIAL REPORT ON FORM 10-Q/A


                                     PART I

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Financial Officer and Chief Executive Officer. Based upon that evaluation, the Company's Chief Financial Officer and Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

(b) Changes in internal control. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          3i Articles of Incorporation of CNB Florida Bancshares, Inc. (Exhibit 3(i) to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 2003 is hereby incorporated by reference.)

          3ii By-Laws of CNB Florida Bancshares, Inc. (Exhibit 3(ii) to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 2003 is hereby incorporated by reference.)

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

                                         CNB Florida Bancshares, Inc.
                                         ----------------------------
                                                 (Registrant)


                                         By:      /s/ G. Thomas Frankland
                                                 -------------------------------
                                                 G. Thomas Frankland
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                         Date:   May 20, 2003

                                 CERTIFICATIONS


I, K. C. Trowell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of CNB Florida Bancshares, Inc.

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

Date:  May 20, 2003
                                         /s/ K. C. Trowell
                                         ---------------------------------------
                                         K. C. Trowell
                                         Chairman of the Board, President and
                                         Chief Executive Officer

                                 CERTIFICATIONS


I, G. Thomas Frankland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of CNB Florida Bancshares, Inc.

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

Date:  May 20, 2003
                                         /s/ G. Thomas Frankland
                                         ---------------------------------------
                                         G. Thomas Frankland
                                         Executive Vice President and
                                         Chief Financial Officer