Form 10-Q
period 2003-06-30
CNB FLORIDA BANCSHARES INC
filed 2003-08-13
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
---   ACT OF 1934 (no fee required)

      For the quarterly period ended   June 30, 2003
                                     ----------------

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


       Registrant's telephone number, including area code: (904) 997-8484

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No
                                            --     --

The number of shares of the registrant's common stock outstanding as of July 31, 2003 was 6,220,490 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition ......................................................... 3
         Consolidated Statements of Income  ......................................................................4
         Consolidated Statements of Cash Flows ...................................................................6
         Notes to Consolidated Financial Statements ..............................................................7
         Selected Financial Data ................................................................................11

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Overview ...............................................................................................12
         Results of Operations ..................................................................................12
         Liquidity and Interest Rate Sensitivity.................................................................18
         Earning Assets..........................................................................................21
         Funding Sources ........................................................................................25
         Capital Resources ......................................................................................25
         Critical Accounting Policies............................................................................26

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................................26

         Item 4.  Controls and Procedures........................................................................27

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings .............................................................................28

         Item 2.  Changes in Securities and Use of Proceeds......................................................28

         Item 3.  Defaults Upon Senior Securities ...............................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders ...........................................28

         Item 5.  Other Information .............................................................................28

         Item 6.  Exhibits and Reports ..........................................................................28

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                    (Unaudited)
                                       ASSETS                                                         June 30,         December 31,
                                                                                                        2003               2002
                                                                                                     ----------        ------------
Cash and cash equivalents:                                                                                    (thousands)
     Cash and due from banks                                                                         $  21,155            $  15,986
     Federal funds sold                                                                                 17,900                5,400
     Interest-bearing deposits in other banks                                                           27,410               12,215
                                                                                                     ---------            ---------
       Total cash and cash equivalents                                                                  66,465               33,601
Investment securities available for sale                                                                65,088               49,682
Loans:
     Commercial                                                                                        104,778              111,033
     Commercial real estate                                                                            341,088              324,525
     Mortgages (including home equity)                                                                 144,367              132,513
     Consumer                                                                                           31,823               32,199
     Credit card                                                                                         1,060                1,164
     Tax free                                                                                            6,886                4,351
                                                                                                     ---------            ---------
       Total loans, net of unearned income                                                             630,002              605,785
Less:  Allowance for loan losses                                                                        (6,788)              (6,574)
                                                                                                     ---------            ---------
       Net loans                                                                                       623,214              599,211

Loans held for sale                                                                                        905               10,893
Premises and equipment, net                                                                             24,633               25,086
Intangible assets, net                                                                                   5,693                6,056
Other assets                                                                                             6,340                6,145
                                                                                                     ---------            ---------
         TOTAL ASSETS                                                                                $ 792,338            $ 730,674
                                                                                                     =========            =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                                     $ 101,022            $  80,065
     Savings, NOW and money market                                                                     265,458              236,284
     Time under $100,000                                                                               177,537              172,671
     Time $100,000 and over                                                                            167,971              159,616
                                                                                                     ---------            ---------
       Total deposits                                                                                  711,988              648,636
Securities sold under repurchase agreements and federal funds purchased                                  9,627               14,446
Other borrowings                                                                                        11,000               11,000
Other liabilities                                                                                        6,154                5,671
                                                                                                     ---------            ---------
       Total liabilities                                                                               738,769              679,753
                                                                                                     ---------            ---------

SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                        --                   --
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,220,490 shares issued and outstanding at June 30, 2003 and
     6,125,500 shares issued and outstanding at December 31, 2002                                           62                   61
Additional paid-in capital                                                                              31,802               30,840
Retained earnings                                                                                       21,829               19,912
Accumulated other comprehensive (loss) income, net of taxes                                               (124)                 108
                                                                                                     ---------            ---------
       Total shareholders' equity                                                                       53,569               50,921
                                                                                                     ---------            ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 792,338            $ 730,674
                                                                                                     =========            =========

     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                           Three Months
                                                                                                              Ended
                                                                                                             June 30,
                                                                                                      2003                   2002
                                                                                                   ----------             ----------
                                                                                                            (thousands)
Interest Income
    Interest and fees on loans                                                                     $   10,075             $    9,648
    Interest on investment securities available for sale                                                  516                    411
    Interest on investment securities held to maturity                                                     --                     30
    Interest on federal funds sold                                                                         31                     29
    Interest on interest-bearing deposits                                                                 123                      4
                                                                                                   ----------             ----------
      Total interest income                                                                            10,745                 10,122

Interest Expense
    Interest on deposits                                                                                3,784                  3,512
    Interest on repurchases and federal funds purchased                                                    29                     47
    Interest on other borrowings                                                                          170                    163
                                                                                                   ----------             ----------
      Total interest expense                                                                            3,983                  3,722
                                                                                                   ----------             ----------
        Net interest income                                                                             6,762                  6,400

Provision for Loan Losses                                                                                 650                    525
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                 6,112                  5,875

Non-Interest Income
    Service charges                                                                                       912                    822
    Secondary market mortgage sales                                                                       383                    521
    Other fees and charges                                                                                192                    153
    Securities gains                                                                                      382                      4
                                                                                                   ----------             ----------
      Total non-interest income                                                                         1,869                  1,500

Non-Interest Expense
    Salaries and employee benefits                                                                      2,696                  2,783
    Occupancy and equipment expense                                                                       880                    834
    Other operating expense                                                                             1,789                  1,687
                                                                                                   ----------             ----------
      Total non-interest expense                                                                        5,365                  5,304
                                                                                                   ----------             ----------

Income before income taxes                                                                              2,616                  2,071
    Provision for income taxes                                                                            947                    738
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    1,669             $    1,333
                                                                                                   ==========             ==========


Earnings Per Share (Note 3):

    Basic earnings per common share                                                                $     0.27             $     0.22
                                                                                                   ==========             ==========
    Weighted average shares outstanding                                                             6,206,429              6,095,953
                                                                                                   ==========             ==========

    Diluted earnings per common share                                                              $     0.26             $     0.21
                                                                                                   ==========             ==========
    Diluted weighted average shares outstanding                                                     6,394,681              6,200,906
                                                                                                   ==========             ==========

Dividends Per Share                                                                                $     0.06             $     0.05
                                                                                                   ==========             ==========

     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                     2003                   2002
                                                                                                   ----------             ----------
                                                                                                             (thousands)
Interest Income
    Interest and fees on loans                                                                     $   20,150             $   18,900
    Interest on investment securities available for sale                                                  977                    847
    Interest on investment securities held to maturity                                                     --                     71
    Interest on federal funds sold                                                                         69                     43
    Interest on interest-bearing deposits                                                                 246                      5
                                                                                                   ----------             ----------
      Total interest income                                                                            21,442                 19,866

Interest Expense
    Interest on deposits                                                                                7,726                  7,177
    Interest on repurchases and federal funds purchased                                                    56                    108
    Interest on other borrowings                                                                          338                    324
                                                                                                   ----------             ----------
      Total interest expense                                                                            8,120                  7,609
                                                                                                   ----------             ----------
        Net interest income                                                                            13,322                 12,257

Provision for Loan Losses                                                                               1,325                  1,025
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                11,997                 11,232

Non-Interest Income
    Service charges                                                                                     1,767                  1,562
    Secondary market mortgage sales                                                                       890                    994
    Other fees and charges                                                                                439                    344
    Securities gains                                                                                      395                      4
                                                                                                   ----------             ----------
      Total non-interest income                                                                         3,491                  2,904

Non-Interest Expense
    Salaries and employee benefits                                                                      5,550                  5,526
    Occupancy and equipment expense                                                                     1,783                  1,656
    Other operating expense                                                                             3,501                  3,281
                                                                                                   ----------             ----------
      Total non-interest expense                                                                       10,834                 10,463
                                                                                                   ----------             ----------

Income before income taxes                                                                              4,654                  3,673
    Provision for income taxes                                                                          1,684                  1,345
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    2,970             $    2,328
                                                                                                   ==========             ==========


Earnings Per Share (Note 3):

    Basic earnings per common share                                                                $     0.48             $     0.38
                                                                                                   ==========             ==========

    Weighted average shares outstanding                                                             6,166,904              6,098,512
                                                                                                   ==========             ==========

    Diluted earnings per common share                                                              $     0.47             $     0.38
                                                                                                   ==========             ==========

    Diluted weighted average shares outstanding                                                     6,359,519              6,176,294
                                                                                                   ==========             ==========

Dividends Per Share                                                                                $     0.12             $     0.10
                                                                                                   ==========             ==========

     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                         2003                2002
                                                                                                       ----------         ----------

                                                                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  2,970          $  2,328
Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of investment securities available for sale                                                 (382)               --
    Gain on called investment securities available for sale                                                   (13)               (4)
    Depreciation and amortization                                                                           1,285             1,236
    Provision for loan losses                                                                               1,325             1,025
    Investment securities amortization, net                                                                   262                91
    Loss on sale of premises and equipment                                                                     63                --
    Changes in assets and liabilities:
       Loans held for sale                                                                                  9,988             2,803
       Other assets                                                                                          (126)           (1,220)
       Other liabilities                                                                                      191               686
                                                                                                         --------          --------
          Net cash provided by operating activities                                                        15,563             6,945
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                                     (55,094)          (20,239)
Proceeds from maturities of securities available for sale                                                  16,637             3,234
Proceeds from sales of securities available for sale                                                       10,382                --
Proceeds from called securities available for sale                                                         12,500             8,140
Proceeds from called securities held to maturity                                                               --             2,321
Net increase in loans                                                                                     (25,327)          (43,826)
Sale of premises and equipment                                                                                245                --
Purchases of premises and equipment                                                                          (777)             (179)
                                                                                                         --------          --------
          Net cash used in investing activities                                                           (41,434)          (50,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                   63,352            54,642
Net decrease in securities sold under repurchase agreements
   and federal funds purchased                                                                             (4,819)           (8,090)
Cash dividends                                                                                               (679)             (610)
Repurchase of common stock                                                                                     --              (100)
Proceeds from exercise of stock options                                                                       881                --
                                                                                                         --------          --------
          Net cash provided by financing activities                                                        58,735            45,842
                                                                                                         --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  32,864             2,238

CASH AND CASH EQUIVALENTS, beginning of period                                                             33,601            20,677
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period                                                                 $ 66,465          $ 22,915
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                                  $  7,768          $  8,399
                                                                                                         ========          ========

          Income taxes paid                                                                              $  1,864          $  1,267
                                                                                                         ========          ========

     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management's discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2002 have been reclassified to conform to current year presentation.

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

Note 3.  Earnings Per Share
Basic earnings per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a dilutive effect on earnings per share. Common stock equivalents are determined using the treasury stock method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended June 30, 2003 and 2002.

The following table sets forth the computation of earnings per share for the each of the three and six month periods ended June 30, 2003 and 2002.

                                                                                   Three Months Ended           Six Months Ended
                                                                                 June 30,      June 30,       June 30,     June 30,
                                                                                   2003          2002           2003         2002
                                                                                ----------    ----------    ----------    ----------
Numerator:
   Net income available to common shareholders                                  $    1,669    $    1,333    $    2,970    $    2,328
                                                                                ==========    ==========    ==========    ==========
Denominator:
   Denominator for basic earnings per common share
      Weighted-average shares                                                    6,206,429     6,095,953     6,166,904     6,098,512
   Effect of dilutive securities:
      Common stock options                                                         188,252       104,953       192,615        77,782
                                                                                ----------    ----------    ----------    ----------
   Dilutive potential common shares                                                188,252       104,953       192,615        77,782
                                                                                ----------    ----------    ----------    ----------
   Denominator for diluted earnings per common share
      Adjusted weighted average shares                                           6,394,681     6,200,906     6,359,519     6,176,294
                                                                                ==========    ==========    ==========    ==========

Basic earnings per common share                                                 $     0.27    $     0.22    $     0.48    $     0.38
                                                                                ==========    ==========    ==========    ==========

Diluted earnings per common share                                               $     0.26    $     0.21    $     0.47    $     0.38
                                                                                ==========    ==========    ==========    ==========

Note 4.  Comprehensive Income
Comprehensive income is defined as the change in equity during a period arising from non-owner transactions and events. The following table details the Company's comprehensive income for the three and six months ending June 30, 2003 and 2002.

                                                                                    Three Months Ended           Six Months Ended
                                                                                   June 30,     June 30,       June 30,     June 30,
                                                                                     2003         2002           2003         2002
                                                                                   -------       -------       -------       -------
Unrealized gain (loss) recognized in other comprehensive
income (net):

   Available for sale securities                                                  $   (98)      $   421       $  (301)      $   160
   Interest rate swap designated as cash flow hedge                                   (65)         (321)          (68)         (226)
                                                                                  -------       -------       -------       -------
   Total unrealized gain (loss) before income taxes                                  (163)          100          (369)          (66)
   Deferred income taxes                                                               60           (37)          137            24
                                                                                  -------       -------       -------       -------
     Net of deferred income tax                                                   $  (103)      $    63       $  (232)      $   (42)
                                                                                  =======       =======       =======       =======

Amounts reported in net income:
   Securities gains                                                               $   382       $     4       $   395       $     4
   Interest rate swap designated as cash flow hedge                                   (88)          (69)         (171)         (138)
   Net amortization (accretion)                                                       141            49           262            91
                                                                                  -------       -------       -------       -------
   Reclassification adjustment                                                        435           (16)          486           (43)
   Deferred income taxes                                                             (161)            6          (180)           16
                                                                                  -------       -------       -------       -------
     Reclassification adjustment, net of deferred income tax                      $   274       $   (10)      $   306       $   (27)
                                                                                  =======       =======       =======       =======

Amounts reported in other comprehensive income:
   Net unrealized  gain (loss)  arising during period, net of tax                 $   171       $    53       $    74       $   (69)
   Reclassification adjustment, net of tax                                           (274)           10          (306)           27
                                                                                  -------       -------       -------       -------
   Unrealized gain (loss) arising during period, net of tax                          (103)           63          (232)          (42)
   Net income                                                                       1,669         1,333         2,970         2,328
                                                                                  -------       -------       -------       -------
      Total comprehensive income                                                  $ 1,566       $ 1,396       $ 2,738       $ 2,286
                                                                                  =======       =======       =======       =======

Note 5.  Stock-Based Compensation

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

                                                                                     For the Six Months Ended
                                                               ---------------------------------------------------------------
                                                                        As Reported                       Pro Forma
                                                               --------------------------        -----------------------------
                                                                June 30,         June 30,         June 30,           June 30,
                                                                  2003             2002             2003               2002
                                                               ---------        ---------        ---------        ------------
Net income .........................................           $   2,970        $   2,328        $   2,858        $      2,162
Basic earnings per common share ....................           $    0.48        $    0.38        $    0.46        $       0.35
Diluted earnings per common share ..................           $    0.47        $    0.38        $    0.45        $       0.35


                                                                                 For the Three Months Ended
                                                               ---------------------------------------------------------------
                                                                        As Reported                       Pro Forma
                                                               --------------------------        -----------------------------
                                                                June 30,         June 30,         June 30,           June 30,
                                                                  2003             2002             2003               2002
                                                               ---------        ---------        ---------        ------------

Net income .........................................           $   1,669        $   1,333        $   1,593        $      1,215
Basic earnings per common share ....................           $    0.27        $    0.22        $    0.26        $       0.20
Diluted earnings per common share ..................           $    0.26        $    0.21        $    0.25        $       0.20

In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Options to purchase 91,500 shares of stock with an estimated average fair value of $4.50 per option were granted during the six months ended June 30, 2003. Options to purchase 112,000 shares with an estimated average fair value of $4.12 per option were granted during the six months ended June 30, 2002. The weighted-average grant date fair values of options granted during 2003 and 2002 were based on the following assumptions:

                                                         2003             2002
                                                       -------          -------
Risk-free interest rate ......................           2.49%            5.13%
Dividend yield ...............................           1.54%            1.88%
Volatility ...................................          37.00%           38.00%
Expected lives ...............................         6 years          6 years

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options and is based on the estimated number of shares expected to actually vest. Accordingly, the pro forma results of applying SFAS No. 123 in 2003 and 2002 may not be indicative of future amounts.

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendments of SFAS 13, and Technical Corrections as of May 2002 ("SFAS 145"). SFAS 145 rescinds SFAS 4, Extinguishments of Debt Made to Satisfy Sinking-Funds Requirements. SFAS 145 also rescinds FAS 44, Accounting for Intangible Assets of Motor Carriers and amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement were adopted by the Company on January 1, 2003, which did not have a significant impact on the Company's consolidated financial statements.

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a significant impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data




                                                                                                     Six Months Ended June 30,
Dollars in thousands except per share information.                                                2003                      2002
====================================================================================================================================
SUMMARY OF OPERATIONS:
Total interest income                                                                        $    21,442               $    19,866
Total interest expense                                                                            (8,120)                   (7,609)
                                                                                             -----------               -----------
Net interest income                                                                               13,322                    12,257
Provision for loan losses                                                                         (1,325)                   (1,025)
                                                                                             -----------               -----------
Net interest income after provision for loan losses                                               11,997                    11,232
Non-interest income                                                                                3,491                     2,904
Non-interest expense                                                                             (10,834)                  (10,463)
                                                                                             -----------               -----------
Income before taxes                                                                                4,654                     3,673
Income taxes                                                                                      (1,684)                   (1,345)
                                                                                             -----------               -----------
Net income                                                                                   $     2,970               $     2,328
                                                                                             -----------               -----------

====================================================================================================================================
PER COMMON SHARE:
Basic earnings                                                                               $      0.48               $      0.38
Diluted earnings                                                                                    0.47                      0.38
Book value                                                                                          8.61                      7.93
Dividends declared                                                                                  0.12                      0.10
Actual shares outstanding                                                                      6,220,490                 6,095,953
Weighted average shares outstanding                                                            6,166,904                 6,098,512
Diluted weighted average shares outstanding                                                    6,359,519                 6,176,294

====================================================================================================================================
KEY RATIOS:
Return on average assets                                                                            0.78%                     0.75%
Return on average shareholders' equity                                                             11.43                      9.83
Dividend payout                                                                                    25.00                     26.32
Efficiency ratio                                                                                   64.44                     69.01
Total risk-based capital ratio                                                                      8.90                      8.66
Average shareholders' equity to average assets                                                      6.82                      7.61
Tier 1 leverage                                                                                     6.20                      6.56

====================================================================================================================================
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                                       $   792,338               $   660,943
Loans                                                                                            630,002                   554,992
Deposits                                                                                         711,988                   587,533
Shareholders' equity                                                                              53,569                    48,352

====================================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three and six months ended June 30, 2003 and 2002. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. The Company makes its Securities and Exchange Commission filings available on its website at www.cnbnb.com. The analysis contains forward-looking statements with respect to
-------------
financial and business matters, which are subject to risks and uncertainties that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended June 30, 2003 were $1.7 million, or $0.26 per diluted share, compared to $1.3 million, or $0.21 per diluted share, in the second quarter of 2002. For the six months ended June 30, 2003, net income was $3.0 million or $0.47 per diluted share, compared to $2.3 million, or $0.38 per diluted share for the comparable 2002 period. Total assets increased to $792.3 million at June 30, 2003 compared to $730.7 million at December 31, 2002 and $660.9 million at June 30, 2002. Total outstanding loans and deposits rose 14% and 21% to $630.0 million and $712.0 million, respectively, at June 30, 2003 from $555.0 million and $587.5 million, respectively, at June 30, 2002.

Net Interest Income

Net interest income is the single largest source of revenue for the Bank and consists of interest and net loan fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income for the first half of 2003 was $13.3 million, compared to $12.3 million for the first six months in 2002, an increase of 9%. Interest income increased 6% while interest expense increased 7% for the 2003 second quarter over comparable 2002 amounts. The increase in net interest income reflects growth in loans, investments and interest bearing deposits, which were partially offset by higher time deposit balances and declining rates and spreads.

     Total average earning assets increased $141.9 million, or 25% to $715.5 million in 2003, compared to $573.6 million in 2002. The primary drivers of the increase was due to growth in the average balance of loans and interest bearing deposits to $611.9 million and $38.2 million at June 30, 2003 from $527.4 million and $0.6 million for the same period in 2002, respectively. Increases in time, money market and other interest bearing deposits, were the main contributors in the $123.0 million, or 25% growth in average interest bearing liabilities.

     Net interest margin was 3.76% in the second quarter 2003 compared to 4.37% in the second quarter 2002 and 3.79% in the first quarter 2003. Total earning asset yields for the first six months in 2003 decreased to 6.04% from 6.98% in 2002 and rates on interest-bearing liabilities decreased to 2.64% in 2003 from 3.08% in 2002. The decline in net interest margin reflects spread tightening as a result of declining loan yields and an increase in lower yielding, short-term investments. The Company continues to maintain an asset sensitive position with respect to net interest income. Maintaining this profile will allow the Company to take advantage of a rising rate environment. Tables 1 and 2 provide the

Company's average volume of interest earning assets and interest bearing liabilities for the first half of 2003 and 2002 and the three months ended June 30, 2003 and 2002, respectively.

            Table 1: Year to Date Average Balances - Yields and Rates
                                   (Unaudited)

                                                    Six Months Ended June 30, 2003               Six Months Ended June 30, 2002
                                              ---------------------------------------     ------------------------------------------
                                                               Interest                                  Interest
                                              Average         Income or      Average       Average      Income or          Average
                                              Balance          Expense         Rate        Balance       Expense             Rate
                                             ---------       -----------    ----------    ---------     ----------        ----------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                          $ 12,102        $     69           1.15%    $  5,234       $     43             1.66%
  Investment securities
    available for sale                          53,303             977           3.69       37,982            847             4.50
  Investment securities
    held to maturity                                 -               -           -           2,364             71             6.06
  Loans (1)                                    611,854          20,150           6.64      527,419         18,900             7.23
  Interest bearing deposits                     38,206             246           1.30          553              5             1.82
                                              --------        --------       --------     --------       --------         --------

TOTAL EARNING ASSETS                           715,465          21,442           6.04      573,552         19,866             6.98
  All other assets                              53,271                                      54,643
                                              --------                                    --------

TOTAL ASSETS                                  $768,736                                    $628,195
                                              ========                                    ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                       $227,205        $  1,842           1.63%    $179,827       $  1,580             1.77%
  Savings                                       23,627              58           0.50       21,526             80             0.75
  Time deposits                                347,303           5,826           3.38      272,248          5,517             4.09
  Repurchases and federal
     funds purchased                            11,986              56           0.94       14,555            108             1.50
 Short term borrowings                           1,000              14           2.82            -              -             -
 Other borrowings (2)                           10,000             324           6.53       10,000            324             6.53
                                              --------        --------       --------     --------       --------         --------
TOTAL INTEREST BEARING
  LIABILITIES                                  621,121           8,120           2.64      498,156          7,609             3.08
  Demand deposits                               89,142                                      77,613
  Other liabilities                              6,053                                       4,651
  Shareholders' equity                          52,420                                      47,775
                                              --------                                    --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $768,736                                    $628,195
                                              ========                                    ========

                                                                             --------                                     --------
INTEREST SPREAD (3)                                                              3.40%                                        3.90%
                                                                             ========                                     ========

                                                              --------                                   --------
NET INTEREST INCOME                                           $ 13,322                                   $ 12,257
                                                              ========                                   ========

                                                                             --------                                     --------
NET INTEREST MARGIN (4)                                                          3.75%                                        4.31%
                                                                             ========                                     ========

----------
(1) Interest income on average loans includes loan fee recognition of $282,000 and $234,000 in 2003 and 2002, respectively.
(2) Interest expense and average rate amounts include the impact of the Company's $10 million pay-fixed interest rate swap that is accounted for as a cash flow hedge of other borrowings.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

    Table 1a: Analysis of Year to Date Changes in Interest Income and Expense
                                   (Unaudited)

                                                                  NET CHANGE JUNE 30,                     NET CHANGE JUNE 30,
                                                               2002-2003 ATTRIBUTABLE TO:             2001-2002 ATTRIBUTABLE TO:
                                                         -----------------------------------     -----------------------------------
                                                                                       Net                                    Net
                                                         Volume (1)     Rate (2)     Change      Volume (1)    Rate (2)      Change
                                                         ----------     --------     -------     ----------    --------     --------
                                                                                          (thousands)
INTEREST INCOME:
   Federal funds sold                                      $    56      $   (30)     $    26      $    99      $   (84)     $    15
   Investment securities available for sale                    342         (212)         130          143         (275)        (132)
   Investment securities held to maturity                      (71)           -          (71)        (142)          (2)        (144)
   Loans                                                     3,026       (1,776)       1,250        4,810       (4,357)         453
   Interest bearing deposits                                   340          (99)         241            3            -            3
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  3,693       (2,117)       1,576        4,913       (4,718)         195
                                                           -------      -------      -------      -------      -------      -------


INTEREST EXPENSE:
   NOW and money markets                                       416         (154)         262          766       (1,126)        (360)
   Savings                                                       8          (30)         (22)          25          (54)         (29)
   Time deposits                                             1,521       (1,212)         309        2,002       (3,079)      (1,077)
   Repurchases and federal funds
     purchased                                                 (19)         (33)         (52)          (9)        (242)        (251)
   Short term borrowings                                        14            -           14         (866)           -         (866)
   Other borrowings                                              -            -            -          324            -          324
                                                           -------      -------      -------      -------      -------      -------
      Total                                                  1,940       (1,429)         511        2,242       (4,501)      (2,259)
                                                           -------      -------      -------      -------      -------      -------
Net interest income                                        $ 1,753      $  (688)     $ 1,065      $ 2,671      $  (217)     $ 2,454
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

             Table 2: Quarterly Average Balances - Yields and Rates
                                   (Unaudited)

                                                   Three Months Ended June 30, 2003            Three Months Ended June 30, 2002
                                             -----------------------------------------    ------------------------------------------
                                                               Interest                                  Interest
                                              Average         Income or      Average       Average      Income or          Average
                                              Balance          Expense         Rate        Balance       Expense             Rate
                                             ---------       -----------    ----------    ---------     ----------        ----------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                          $ 11,191        $     31           1.11%    $  7,290       $     29             1.60%
  Investment securities
    available for sale                          58,740             516           3.52       37,286            411             4.42
  Investment securities
    held to maturity                                 -               -           -           1,901             30             6.33
  Loans (1)                                    619,581          10,075           6.52      540,361          9,648             7.16
  Interest bearing deposits                     32,588             123           1.51          666              4             2.41
                                              --------        --------       --------     --------       --------         --------

TOTAL EARNING ASSETS                           722,100          10,745           5.97      587,504         10,122             6.91
  All other assets                              56,128                                      53,830
                                              --------                                    --------

TOTAL ASSETS                                  $778,228                                    $641,334
                                              ========                                    ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                       $231,501        $    899           1.56%    $187,711       $    817             1.75%
  Savings                                       24,005              29           0.48       22,043             41             0.75
  Time deposits                                347,706           2,856           3.29      275,859          2,654             3.86
  Repurchases and federal
     funds purchased                            12,331              29           0.94       13,026             47             1.45
 Short term borrowings                           1,000               7           2.81            -              -                -
 Other borrowings (2)                           10,000             163           6.54       10,000            163             6.54
                                              --------        --------       --------     --------       --------         --------
TOTAL INTEREST BEARING
  LIABILITIES                                  626,543           3,983           2.55      508,639          3,722             2.94
  Demand deposits                               92,525                                      79,987
  Other liabilities                              5,979                                       4,716
  Shareholders' equity                          53,181                                      47,992
                                              --------                                    --------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                        $778,228                                    $641,334
                                              ========                                    ========

                                                                             --------                                     --------
INTEREST SPREAD (3)                                                              3.42%                                        3.97%
                                                                             ========                                     ========

                                                              --------                                   --------
NET INTEREST INCOME                                           $  6,762                                   $  6,400
                                                              ========                                   ========

                                                                             --------                                     --------
NET INTEREST MARGIN (4)                                                          3.76%                                        4.37%
                                                                             ========                                     ========

----------
(1) Interest income on average loans includes loan fee recognition of $128,000 and $111,000 in 2003 and 2002, respectively.
(2) Interest expense and average rate amounts include the impact of the Company's $10 million pay-fixed interest rate swap that is accounted for as a cash flow hedge of other borrowings.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

     Table 2a: Analysis of Quarterly Changes in Interest Income and Expense
                                   (Unaudited)

                                                                          NET CHANGE JUNE 30,               NET CHANGE JUNE 30,
                                                                       2002-2003 ATTRIBUTABLE TO:       2001-2002 ATTRIBUTABLE TO:
                                                                    -------------------------------  -------------------------------
                                                                                            Net                               Net
                                                                    Volume (1)  Rate (2)   Change    Volume (1)  Rate (2)   Change
                                                                    ----------  --------  ---------  ---------   --------  ---------
                                                                       (thousands)
INTEREST INCOME:
   Federal funds sold                                                $    16    $   (14)   $     2    $    76    $   (60)   $    16
   Investment securities available for sale                              236       (132)       104         58       (107)       (49)
   Investment securities held to maturity                                (30)         -        (30)       (75)         1        (74)
   Loans                                                               1,414       (987)       427      2,116     (2,007)       109
   Interest bearing deposits                                             192        (73)       119          -          4          4
                                                                     -------    -------    -------    -------    -------    -------
      Total                                                            1,828     (1,206)       622      2,175     (2,169)         6
                                                                     -------    -------    -------    -------    -------    -------


INTEREST EXPENSE:
   NOW and money markets                                                 191       (109)        82        344       (506)      (162)
   Savings                                                                 4        (16)       (12)        11        (22)       (11)
   Time deposits                                                         691       (489)       202        794     (1,622)      (828)
   Repurchases and federal funds
     purchased                                                            (3)       (15)       (18)       (33)       (93)      (126)
   Short term borrowings                                                   7          -          7       (329)         -       (329)
   Other borrowings                                                        -          -          -        163          -         163
                                                                     -------    -------    -------    -------    -------    -------
      Total                                                              890       (629)       261        950     (2,243)    (1,293)
                                                                     -------    -------    -------    -------    -------    -------
Net interest income                                                  $   938    $  (577) $     361    $ 1,225    $   (74)   $ 1,299
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

Non-Interest Income

     Non-interest income for the three and six months ended June 30, 2003 increased $369,000, or 25% and $587,000, or 20%, respectively, from the comparable periods in 2002. The increases were primarily attributed to a $382,000 gain on the sale of investment securities during the 2003 second quarter. The securities sold were short dated, callable agency debt instruments with premiums resulting from continued interest rate declines and were sold as a partial hedge of the continued margin compression. Other changes in non-interest income for the three and six month periods include increases in deposit service charges of $90,000 and $205,000, respectively for the two periods. These increases were partially offset by declines in secondary market mortgage fees of $138,000 and $104,000 for three and six month periods ended June 30, 2003 compared to comparable periods in 2002. The lower level of secondary market mortgage income is attributable to a temporary reduction in loan production staff resulting from organizational changes within the mortgage function. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, discount brokerage fees and other miscellaneous fees, increased $39,000 and $95,000 for the three and six month periods ended June 30, 2003 compared to the corresponding 2002 periods.

     Non-interest income, annualized, as a percentage of average assets was 0.92% for the six months ended June 30, 2003, compared to 0.93% for the comparable period in 2002.

Non-Interest Expense

     Non-interest expense was $5.4 million and $10.8 million for the three and six month periods ended June 30, 2003 compared to $5.3 million and $10.5 million for the respective 2002 periods, an increase of 1% and 4%, respectively. This increase is primarily attributable to nominal increases in personnel, occupancy, equipment and data processing expenses. Annualized, non-interest expense as a percentage of average assets was 2.8% for the first half of 2003, compared to 3.4% for the 2002 comparable period, reflecting the Company's continued focus on overhead expense management. Salaries and employee benefits increased $24,000 or 1% to $5.6 million for the first half of 2003, compared to $5.5 million for the same period in 2002. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.5% from 1.8%, for the first half of 2003 and 2002, respectively. Average full-time equivalent employees increased by 8 from June 30, 2002 to June 30, 2003.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased in the three and six month periods of 2003 by $46,000, or 6% and $127,000, or 8%, respectively, over the comparable periods in 2002. The increase is primarily attributable to an increase in property taxes, building depreciation and data processing depreciation expenses. These expenses are expected to increase as the Company adds two additional branches over the remainder of 2003. One branch opened in July 2003 and the other is expected to open during the fourth quarter 2003.

     Other operating expenses increased $220,000, or 7%, in the first half of 2003 compared to the same period in 2002. The following table details the areas of significance in other operating expenses. The increase in data processing fees is due to higher core processing expenses associated with higher transaction volumes and costs associated with information technology enhancements implemented during the second quarter. Loan expenses increased as a result of the increase in non-performing loans in the fourth quarter of 2002. The increase in other expenses was due to a $63,000 loss on the sale of certain excess bank real estate during the second quarter.

                        Table 3: Other Operating Expenses
                                                      Six Months Ended June 30,
                                                            2003     2002
                                                          ------   ------
                                                             (thousands)
Data processing                                           $  734   $  662
Legal and professional                                       392      408
Communications                                               374      362
Postage and delivery                                         373      354
Amortization of intangible assets                            363      374
Advertising and promotion                                    241      218
Supplies                                                     192      217
Regulatory fees                                              133      117
Loan expenses                                                126       71
Administrative                                                71       86
Other general operating                                       64       49
Education expense                                             62       64
Insurance and bonding                                         60       39
Dues and subscriptions                                        51       49
Directors fees                                                47       42
Other                                                        218      169
                                                          ------   ------
Total other operating expenses                            $3,501   $3,281
                                                          ======   ======

Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2003 is approximately 36%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $123.3 million and represented 18% of average total deposits during the first half of 2003, compared to $61.1 million and 11% for 2002. Average loans were 89% and 96% of average deposits for the six-month period ended June 30, 2003 and 2002, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2003 (subsequently renewed through June 30, 2004) with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at June 30, 2003 was approximately ($759,000). There was $1 million outstanding on the $3 million line of credit on June 30, 2003. The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

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

     Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of June 30, 2003, the Company was in compliance with all covenants.

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

     The Company's liquidity position increased during the first half of 2003 as compared to the first half of 2002 as average loan balances increased $84.4 million while deposit growth increased $136.1 million. Excess funds were deployed in investment securities, interest bearing deposits with banks and federal funds sold. The Company continues to maintain an asset sensitive position with respect to net interest income. The Company currently anticipates that market interest rates will remain at current low levels into 2004 with increases then expected to be slow and protracted.

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at June 30, 2003, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 5.10% as compared to a projection under stable rates. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 5.28% as compared to a stable rate environment. At June 30, 2003, the Bank's net economic value ratio was 10.10% and 10.38%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank's capitalization, talking into account balance sheet gains and losses. The computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

     Table 4, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating the assets and liabilities into fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 4: Rate Sensitivity Analysis
June 30, 2003

(dollars in thousands)                                                                                                        Fair
                                       1 Year      2 Years      3 Years     4 Years     5 Years      Beyond      TOTAL       Value
                                      ---------   ---------    ---------   ---------   ---------   ---------   ---------   ---------
INTEREST-EARNING ASSETS:

Gross Loans
     Fixed rate loans                 $ 122,143   $  51,772    $  41,089   $  48,163   $  48,497   $ 107,395   $ 419,059   $ 431,507
       Average interest rate              6.58%       7.24%        7.17%       7.07%       6.77%       6.55%       6.79%

     Variable rate loans                 67,523      12,636       26,180      11,529      10,804      82,271     210,943     216,949
       Average interest rate              4.89%       5.66%        4.86%       5.65%       6.59%       6.90%       5.84%

Investment securities (1)
     Fixed rate investments               4,541           -        1,487       5,514           -      49,496      61,038      61,589
       Average interest rate              1.20%                    4.71%       2.15%                   4.09%       3.71%

     Variable rate investments                -           -            -           -           -         370         370         380
       Average interest rate                                                                           4.04%       4.04%

Federal funds sold                       17,900           -            -           -           -           -      17,900      17,900
       Average interest rate              1.10%                                                                    1.10%

Other earning assets (2)                 30,529           -            -           -           -           -      30,529      30,529
       Average interest rate              1.64%                                                                    1.64%
                                      ---------   ---------    ---------   ---------   ---------   ---------   ---------   ---------

Total interest-earning assets         $ 242,636   $  64,408    $  68,756   $  65,206   $  59,301   $ 239,532   $ 739,839   $ 758,854
       Average interest rate              4.98%       6.93%        6.24%       6.40%       6.74%       6.16%       5.91%
                                      =========   =========    =========   =========   =========   =========   =========   =========

INTEREST-BEARING LIABILITIES:

NOW                                   $  69,098   $       -    $       -   $       -   $       -   $  64,512   $ 133,610   $ 133,610
       Average interest rate              1.86%                                                        0.40%       1.16%

Money market                            102,701           -            -           -           -       4,519     107,220     107,220
       Average interest rate              2.29%                                                        1.25%       2.25%

Savings                                       -           -            -           -           -      24,628      24,628      24,628
       Average interest rate                                                                           0.50%       0.50%

CD's under $100,000                     108,432      39,701       20,032       8,524         848           -     177,537     179,122
       Average interest rate              2.55%       3.83%        3.98%       4.17%       4.49%                   3.08%

CD's $100,000 and over                  116,782      29,136       13,480       6,077       2,496           -     167,971     169,400
       Average interest rate              3.03%       3.87%        4.22%       4.27%       4.94%                   3.34%

Securities sold under
   repurchase agreements and
   federal funds purchased                9,627           -            -           -           -           -       9,627       9,627
       Average interest rate              0.95%                                                                    0.95%

Short-term borrowings                     1,000           -            -           -           -           -       1,000       1,000
       Average interest rate              2.74%                                                                    2.74%

Other borrowings  (3)                       714       1,428        7,858           -           -           -      10,000      10,000
       Average interest rate              3.46%       3.46%        3.46%                                           3.46%
                                      ---------   ---------    ---------   ---------   ---------   ---------   ---------   ---------

Total interest-bearing liabilities    $ 408,354   $  70,265    $  41,370   $  14,601   $   3,344   $  93,659   $ 631,593   $ 634,607
       Average interest rate              2.47%       3.84%        3.96%       4.21%       4.83%       0.47%       2.48%
                                      =========   =========    =========   =========   =========   =========   =========   =========

----------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $561,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 76% of total deposits at June 30, 2003, up slightly from 75% at December 31, 2002. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 5, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits. Essentially all of the time deposits with balances of $100,000 or more are from customers in the Bank's primary markets.

             Table 5: Maturity of Time Deposits of $100,000 or More
                                  June 30, 2003
                             (dollars in thousands)

                                                                         Amount
                                                                         ------
Three months or less                                                    $ 41,829
Three through six months                                                  33,391
Six through twelve months                                                 41,562
Over twelve months                                                        51,189
                                                                        --------
      Total                                                             $167,971
                                                                        ========


EARNING ASSETS

Loans

     Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. During the first half of 2003, average loans were $611.9 million and were 89% of average deposits, compared to $527.4 million and 96% for the same period in 2002. The following table reflects the composition of the Company's loan portfolio as of June 30, 2003 compared to December 31, 2002.

                       Table 6: Loan Portfolio Composition
                                                   June 30,      December 31,
                                                     2003            2002
                                                --------------  ---------------
                                                          (thousands)
Commercial                                        $ 104,778        $ 111,033
Commercial real estate                              341,088          324,525
Mortgages (including home equity)                   144,367          132,513
Consumer                                             31,823           32,199
Credit card                                           1,060            1,164
Tax free                                              6,886            4,351
                                                  ---------        ---------

Total loans, net of unearned income                 630,002          605,785
Less: allowance for loan losses                      (6,788)          (6,574)
                                                  ---------        ---------

Net loans                                         $ 623,214        $ 599,211
                                                  =========        =========


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations of loans from the North Florida region as well as the types of loans funded. The Bank's four largest concentration categories are: Land Development ($35.6 million), Commercial Real Estate ($30.6 million), Professional ($29.5 million) and Commercial Construction ($24.5 million).

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

     The allowance for loan losses on June 30, 2003, was 1.08% of total loans, compared to 1.09% at December 31, 2002 and 1.04% at June 30, 2002. Table 7:
"Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                         June 30,                December 31,
                                           2003                      2002
                                  ------------------------  -------------------------
                                               Percent of                Percent of
                                             Loans in Each              Loans in Each
                                              Category to               Category to
                                   Amount     Total Loans    Amount     Total Loans
                                  ---------  -------------  ---------   -------------
                                               (dollars in thousands)
Commercial                          $2,151       16.6%       $1,991         18.3%
Commercial real estate               3,172       54.1         3,180         53.6
Mortgages (including home equity)      672       22.9           495         21.9
Consumer                               647        5.1           802          5.3
Credit card                            130        0.2           106          0.2
Tax free                                 -        1.1             -          0.7
Unallocated                             16          -             -            -
                                    ------      -----        ------        -----
Total                               $6,788      100.0%       $6,574        100.0%
                                    ======      =====        ======        =====

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets decreased 18% from December 31, 2002 to $6.6 million at June 30, 2003. Non-performing assets as a percentage of total assets decreased to 0.84% on June 30, 2003 from 1.11% on December 31, 2002.

                         Table 8: Non-Performing Assets
                                                   June 30,       December 31,
                                                     2003            2002
                                                  ----------      ----------
                                                     (dollars in thousands)
Non-accrual loans                                  $  6,116        $  5,611
Past due loans 90 days or
   more and still accruing                              352           2,439
Other real estate owned
   and repossessions                                    171              24
                                                     ------         -------
Total non-performing assets                         $ 6,639        $  8,074
                                                     ======         =======

Percent of total assets                               0.84%           1.11%

                 Table 9: Activity in Allowance for Loan Losses

                                                                  June 30,
                                                              2003         2002
                                                           ----------    ----------
                                                             (dollars in thousands)
Balance at beginning of year                               $   6,574     $   5,205
Loans charged-off:
  Commercial                                                    (709)         (284)
  Commercial real estate                                         (90)          (33)
  Mortgage (including home equity)                               (41)          (68)
  Consumer                                                      (286)         (133)
  Credit card                                                    (31)          (46)
  Tax free                                                         -             -
                                                           ---------     ---------
      Total loans charged-off                                 (1,157)         (564)
Recoveries on loans previously charged-off:
  Commercial                                                      10             9
  Commercial real estate                                           -             2
  Mortgage (including home equity)                                 1            29
  Consumer                                                        31            39
  Credit card                                                      4             5
  Tax free                                                         -             -
                                                           ---------     ---------
      Total loan recoveries                                       46            84
                                                           ---------     ---------
        Net loans charged-off                                 (1,111)         (480)
                                                           ---------     ---------

Provision for loan losses charged to expense                   1,325         1,025
                                                           ---------     ---------
Ending balance                                             $   6,788     $   5,750
                                                           =========     =========

Total loans outstanding                                    $ 630,002     $ 554,992
Average loans outstanding                                  $ 611,854     $ 527,419
Allowance for loan losses to loans outstanding                 1.08%         1.04%
Net charge-offs to average loans outstanding, annualized       0.37%         0.18%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $65.1 million at June 30, 2003, an increase of 31% from $49.7 million at the end of 2002. The increase was partially the result of the Company's desire to invest a portion of its excess liquidity into longer-dated investments in order to take advantage of higher yields on funds that were not expected to be immediately deployed into loans.

     Securities are classified as either held-to-maturity or available-for-sale. At June 30, 2003 investment securities available-for-sale made up 100% of the total investment portfolio of $65.1 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of deferred income tax, as accumulated other comprehensive income (loss). Also included in other comprehensive income (loss) are accumulated net gains (losses) on cash flow hedges. At June 30, 2003, accumulated other comprehensive income
(loss), net of tax, was ($124,000), compared to $108,000 at December 31, 2002. Of this amount, $352,000 of unrealized gains, net of deferred income tax, were related to the securities available for sale portfolio while ($476,000) of unrealized losses, net of deferred income tax, were associated with cash flow hedges.

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

         The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.'

          Table 10: Maturity Distribution of Investment Securities (1)
                                  June 30, 2003

(dollars in thousands)                                                       Held to Maturity              Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Amortized       Estimated       Amortized       Estimated
                                                                         Cost         Market Value       Cost         Market Value
                                                                       ---------      ------------     ----------     ------------
U.S. Treasury:
   One year or less                                                     $     -         $     -         $ 4,041         $ 4,051
                                                                        -------         -------         -------         -------
Total U.S. Treasury                                                           -               -           4,041           4,051

U.S. Government Agencies
and Corporations (2):
   One year or less                                                           -               -             500             500
   Over one through five years                                                -               -           7,001           7,023
   Over five through ten years                                                -               -          10,000          10,237
   Over ten years                                                             -               -          10,000          10,000
                                                                        -------         -------         -------         -------
Total U.S. Government Agencies
and Corporations                                                              -               -          27,501          27,760

Obligations of State and Political
 Subdivisions:
   Over ten years                                                             -               -           2,172           2,305
                                                                        -------         -------         -------         -------
Total Obligations of State and
 Political Subdivisions                                                       -               -           2,172           2,305

Mortgage-Backed Securities (3):
   Over five through ten years                                                -               -          20,339          20,389
   Over ten years                                                             -               -           7,355           7,464
                                                                        -------         -------         -------         -------
Total Mortgage-Backed Securities                                              -               -          27,694          27,853

Other Securities:
   Over ten years (4)                                                         -               -           3,119           3,119
                                                                        -------         -------         -------         -------
Total Other Securities                                                        -               -           3,119           3,119

Total Securities                                                        $     -         $     -         $64,527         $65,088
                                                                        =======         =======         =======         =======

----------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Includes securities that may be callable prior to their stated maturity date.
(3) Represents investments in mortgage-backed securities which are subject to early repayment.
(4) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.


             Table 11: Weighted Average Yield by Range of Maturities

                                 June 30, 2003  December 31, 2002  June 30, 2002
                                 -------------  -----------------  -------------
One Year or Less                     1.21%            2.41%             2.44%
More than One through Five Years     2.69%            4.87%             5.23%
More than Five through Ten Years     3.61%            4.48%             4.99%
More than Ten Years (1)              4.16%            4.46%             4.58%

----------
(1) Includes adjustable rate mortgage-backed securities which are repriceable within one year.

Other Earning Assets

     Temporary investment needs are created in the day-to-day liquidity movement of the Bank and are satisfied by selling excess funds overnight (Fed Funds Sold) to larger, well capitalized banking institutions. If these funds become excessive, management determines what portion, if any, of the liquidity may be rolled into longer term investments as securities.


FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended June 30, 2003 and December 31, 2002.

                            Table 12: Total Deposits

                                                    June 30,        December 31,
                                                      2003             2002
                                                   -----------     ------------
                                                            (thousands)
Non-interest bearing:
        Demand checking                           $  101,022        $   80,065
Interest bearing:
        NOW checking                                 133,610           118,619
        Money market checking                        107,220            95,354
        Savings                                       24,628            22,311
        Certificates of deposit                      345,508           332,287
                                                    --------          --------

Total deposits                                    $  711,988        $  648,636
                                                    ========          ========


CAPITAL RESOURCES

     Shareholders' equity at June 30, 2003 was $53.6 million, as compared to $50.9 million at December 31, 2002. During the first and second quarter of 2003, the Board of Directors declared quarterly dividends of $0.06 per share, an increase of 20% from the fourth quarter 2002 dividend. At June 30, 2003, the Company's common stock had a book value of $8.61 per share compared to $8.31 per share at December 31, 2002.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of June 30, 2003, the Bank met all capital adequacy requirements to which it is subject.

     At June 30, 2003 and 2002, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:


                            Table 13: Capital Ratios

                                           June 30,            Well-Capitalized     Regulatory
                                     2003             2002       Requirements        Minimums
                                 ------------    ------------    ------------        --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio            7.8%             7.6%           6.0%              4.0%

     Total Capital to
       Risk-Weighted Assets          8.9%             8.7%          10.0%              8.0%

Tier 1 Leverage Ratio                6.2%             6.6%           5.0%              4.0%


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

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through June 30, 2003, the performance of the depositor relationships did not differ materially from expectations.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In 1997 the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at June 30, 2003, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at June 30, 2003, including interest accruals, was approximately ($759,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at June 30, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2003 would not necessarily be considered to apply at subsequent dates.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control

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

Item 2.   Changes in Securities and Use of Proceeds - Not applicable.

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - On May 28, 2003, the Company held its Annual Meeting of Shareholders, whereby the Board of Directors (Thomas R. Andrews, Lewis Ansbacher, Audrey S. Bullard, Raymon Land, Sr., Jon W. Pritchett, Marvin H. Pritchett, Halcyon E. Skinner, William Streicher and K. C. Trowell) were elected. The following summarizes all matters submitted and voted upon at this annual meeting:

(a) The following directors were elected to serve on the Board of Directors. Except for Mr. Ansbacher, these individuals served on the Board of Directors prior to the Annual Meeting. The number of votes cast were as follows:

                                                 Against/        Abstentions/
                                   For           Withheld     Broker Non-Votes
          Thomas R. Andrews      5,073,155        16,526             0
          Lewis Ansbacher        5,073,155        16,526             0
          Audrey S. Bullard      5,066,997        22,684             0
          Raymon Land, Sr.       5,033,363        56,318             0
          Jon W. Pritchett       5,066,997        22,684             0
          Marvin H. Pritchett    5,066,997        22,684             0
          Halcyon E. Skinner     5,073,155        16,526             0
          William Streicher      5,073,155        16,526             0
          K. C. Trowell          5,063,747        25,934             0

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports -

(a)       Exhibits:

          3i        Articles of  Incorporation of CNB Florida  Bancshares,  Inc.
                    (Exhibit 3(i) to the Company's Annual Report on Form 10-Q/A filed with the Commission on May 21, 2003 is hereby incorporated by reference.)

          3ii By-Laws of CNB Florida Bancshares, Inc. (Exhibit 3(ii) to the Company's Annual Report on Form 10-Q/A filed with the Commission on May 21, 2003 is hereby incorporated by reference.)

          31(a) Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32(a) Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32(b) Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

     On April 28, 2003, the Company filed a Form 8-K to report its 2003 first quarter results.

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

                                      Date:   August 12, 2003