Form 10-Q
period 2003-09-30
CNB FLORIDA BANCSHARES INC
filed 2003-11-13
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended   September 30, 2003
                                        ---------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________





                           Commission File No. 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                                 59-2958616
------------------------------                               -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


9715 Gate Parkway North
Jacksonville, Florida                                               32246
---------------------------------------                       ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (904) 997-8484





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


The number of shares of the registrant's common stock outstanding as of October 31, 2003 was 6,249,740 shares, $0.01 par value per share.

                          CNB FLORIDA BANCSHARES, INC.
                          FINANCIAL REPORT ON FORM 10-Q




                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition ..........................................................3
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

         Item 5.  Other Information .............................................................................28

         Item 6.  Exhibits and Reports ..........................................................................28

                                     PART I
                              FINANCIAL INFORMATION

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                      (Unaudited)
                                                                ASSETS                                September 30,     December 31,
                                                                                                          2003              2002
                                                                                                      ------------      ------------
Cash and cash equivalents:                                                                                      (thousands)

     Cash and due from banks                                                                           $  20,747          $  15,986
     Federal funds sold                                                                                      500              5,400
     Interest-bearing deposits in other banks                                                             10,487             12,215
                                                                                                       ---------          ---------
       Total cash and cash equivalents                                                                    31,734             33,601
Investment securities held to maturity (market value of $29,603)                                          29,693                  -
Investment securities available for sale                                                                  60,895             49,682
Loans:
     Commercial                                                                                          111,234            111,033
     Commercial real estate                                                                              356,839            324,525
     Mortgages (including home equity)                                                                   149,304            132,513
     Consumer                                                                                             31,325             32,199
     Credit card                                                                                               -              1,164
     Tax free                                                                                              5,938              4,351
                                                                                                       ---------          ---------
       Total loans, net of unearned income                                                               654,640            605,785
Less:  Allowance for loan losses                                                                          (7,048)            (6,574)
       Net loans                                                                                         647,592            599,211
                                                                                                       ---------          ---------
Loans held for sale                                                                                        2,734             10,893
Premises and equipment, net                                                                               24,760             25,086
Intangible assets, net                                                                                     5,512              6,056
Other assets                                                                                               7,379              6,145
                                                                                                       ---------          ---------
         TOTAL ASSETS                                                                                  $ 810,299          $ 730,674
                                                                                                       =========          =========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
     Non-interest bearing demand                                                                       $  94,720          $  80,065
     Savings, NOW and money market                                                                       288,549            236,284
     Time under $100,000                                                                                 176,861            172,671
     Time $100,000 and over                                                                              167,673            159,616
                                                                                                       ---------          ---------
       Total deposits                                                                                    727,803            648,636
Securities sold under repurchase agreements and federal funds purchased                                   11,476             14,446
Other borrowings                                                                                          11,500             11,000
Other liabilities                                                                                          5,301              5,671
                                                                                                       ---------          ---------
       Total liabilities                                                                                 756,080            679,753
                                                                                                       ---------          ---------
SHAREHOLDERS' EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
     no shares issued or outstanding                                                                           -                  -
Common stock; $.01 par value; 10,000,000 shares authorized,
     6,220,490 shares issued and outstanding at September 30, 2003 and
     6,125,500 shares issued and outstanding at December 31, 2002                                             62                 61

Additional paid-in capital                                                                                31,802             30,840
Retained earnings                                                                                         23,193             19,912
Accumulated other comprehensive (loss) income, net of taxes                                                 (838)               108
                                                                                                       ---------          ---------
       Total shareholders' equity                                                                         54,219             50,921
                                                                                                       ---------          ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $ 810,299          $ 730,674
                                                                                                       =========          =========


     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                            Three Months Ended
                                                                                                               September 30,
                                                                                                      2003                   2002
                                                                                                   ---------              ----------
                                                                                                                (thousands)
Interest Income
    Interest and fees on loans                                                                     $   10,101             $   10,119
    Interest on investment securities available for sale                                                  509                    552
    Interest on investment securities held to maturity                                                    202                     24
    Interest on federal funds sold                                                                         18                     11
    Interest on interest-bearing deposits                                                                  59                     10
                                                                                                   ----------             ----------
      Total interest income                                                                            10,889                 10,716

Interest Expense
    Interest on deposits                                                                                3,564                  3,733
    Interest on repurchases and federal funds purchased                                                    23                     50
    Interest on other borrowings                                                                          174                    165
                                                                                                   ----------             ----------
      Total interest expense                                                                            3,761                  3,948
                                                                                                   ----------             ----------
        Net interest income                                                                             7,128                  6,768

Provision for Loan Losses                                                                                 325                    600
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                 6,803                  6,168

Non-Interest Income
    Service charges                                                                                       890                    823
    Secondary market mortgage sales                                                                       300                    568
    Other fees and charges                                                                                245                    161
    Securities gains                                                                                       11                      -
                                                                                                   ----------             ----------
      Total non-interest income                                                                         1,446                  1,552

Non-Interest Expense
    Salaries and employee benefits                                                                      2,752                  2,828
    Occupancy and equipment expense                                                                       944                    882
    Other operating expense                                                                             1,784                  1,645
                                                                                                   ----------             ----------
      Total non-interest expense                                                                        5,480                  5,355
                                                                                                   ----------             ----------

Income before income taxes                                                                              2,769                  2,365
    Provision for income taxes                                                                          1,032                    888
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    1,737             $    1,477
                                                                                                   ==========             ==========

Earnings Per Share (Note 3):

    Basic earnings per common share                                                                $     0.28             $     0.24
                                                                                                   ==========             ==========
    Weighted average shares outstanding                                                             6,220,490              6,104,021
                                                                                                   ==========             ==========

    Diluted earnings per common share                                                              $     0.27             $     0.24
                                                                                                   ==========             ==========
    Diluted weighted average shares outstanding                                                     6,399,338              6,213,422
                                                                                                   ==========             ==========

Dividends Per Share                                                                                $     0.06             $     0.05
                                                                                                   ==========             ==========


     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                     2003                    2002
                                                                                                   ---------              ---------
                                                                                                              (thousands)
Interest Income
    Interest and fees on loans                                                                     $   30,251             $   29,019
    Interest on investment securities available for sale                                                1,486                  1,399
    Interest on investment securities held to maturity                                                    202                     95
    Interest on federal funds sold                                                                         87                     54
    Interest on interest-bearing deposits                                                                 305                     15
                                                                                                   ----------             ----------
      Total interest income                                                                            32,331                 30,582

Interest Expense
    Interest on deposits                                                                               11,290                 10,910
    Interest on repurchases and federal funds purchased                                                    79                    158
    Interest on other borrowings                                                                          512                    489
                                                                                                   ----------             ----------
      Total interest expense                                                                           11,881                 11,557
                                                                                                   ----------             ----------
        Net interest income                                                                            20,450                 19,025

Provision for Loan Losses                                                                               1,650                  1,625
                                                                                                   ----------             ----------
    Net interest income after provision for loan losses                                                18,800                 17,400

Non-Interest Income
    Service charges                                                                                     2,657                  2,385
    Secondary market mortgage sales                                                                     1,190                  1,562
    Other fees and charges                                                                                684                    505
    Securities gains                                                                                      406                      4
                                                                                                   ----------             ----------
      Total non-interest income                                                                         4,937                  4,456

Non-Interest Expense
    Salaries and employee benefits                                                                      8,302                  8,354
    Occupancy and equipment expense                                                                     2,727                  2,538
    Other operating expense                                                                             5,285                  4,926
                                                                                                   ----------             ----------
      Total non-interest expense                                                                       16,314                 15,818
                                                                                                   ----------             ----------

Income before income taxes                                                                              7,423                  6,038
    Provision for income taxes                                                                          2,716                  2,233
                                                                                                   ----------             ----------

NET INCOME                                                                                         $    4,707             $    3,805
                                                                                                   ==========             ==========

Earnings Per Share (Note 3):

    Basic earnings per common share                                                                $     0.76             $     0.62
                                                                                                   ==========             ==========
    Weighted average shares outstanding                                                             6,184,962              6,100,368
                                                                                                   ==========             ==========

    Diluted earnings per common share                                                              $     0.74             $     0.61
                                                                                                   ==========             ==========
    Diluted weighted average shares outstanding                                                     6,373,149              6,189,081
                                                                                                   ==========             ==========

Dividends Per Share                                                                                $     0.17             $     0.15
                                                                                                   ==========             ==========


     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                           2003              2002
                                                                                                         --------          ---------
                                                                                                                (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                               $  4,707          $  3,805
Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of investment securities available for sale                                                 (382)                -
    Gain on called investment securities available for sale                                                   (24)               (4)
    Gain on sale of credit card portfolio                                                                     (55)                -
    Depreciation and amortization                                                                           1,936             1,864
    Provision for loan losses                                                                               1,650             1,625
    Investment securities amortization, net                                                                   457               150
    Loss on sale of premises and equipment                                                                     63                 -
    Changes in assets and liabilities:
       Loans held for sale                                                                                  8,159             3,485
       Other assets                                                                                           431            (1,403)
       Other liabilities                                                                                     (662)              915
                                                                                                         --------          --------
          Net cash provided by operating activities                                                        16,280            10,437
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale                                                     (59,177)          (32,483)
Purchases of investment securities held to maturity                                                       (29,850)                -
Proceeds from maturities of securities available for sale                                                  22,107             5,466
Proceeds from sales of securities available for sale                                                       10,382                 -
Proceeds from called securities available for sale                                                         14,000             8,140
Proceeds from called securities held to maturity                                                                -             2,930
Net increase in loans                                                                                     (51,006)          (62,905)
Sale of premises and equipment                                                                                245                 -
Purchases of premises and equipment                                                                        (1,373)             (390)
                                                                                                         --------          --------
          Net cash used in investing activities                                                           (94,672)          (79,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                                   79,166            80,139
Net decrease in securities sold under repurchase agreements
   and federal funds purchased                                                                             (2,970)           (9,134)
Proceeds from other borrowings                                                                                500                 -
Cash dividends                                                                                             (1,052)             (915)
Repurchase of common stock                                                                                      -              (100)
Proceeds from exercise of stock options                                                                       881               104
                                                                                                         --------          --------
          Net cash provided by financing activities                                                        76,525            70,094
                                                                                                         --------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                       (1,867)            1,289

CASH AND CASH EQUIVALENTS, beginning of period                                                             33,601            20,677
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period                                                                 $ 31,734          $ 21,966
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURES:
          Interest paid                                                                                  $ 12,056          $ 12,590
                                                                                                         ========          ========

          Income taxes paid                                                                              $  3,014          $  2,266
                                                                                                         ========          ========


     See accompanying notes to unaudited consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

Note 1. Basis of Presentation and Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.
Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Management's discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2002 have been reclassified to conform to current year presentation.

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

Note 3.  Earnings Per Share
Basic earnings per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a dilutive effect on earnings per share. Common stock equivalents are determined using the treasury stock method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended September 30, 2003 and 2002.

The following table sets forth the computation of earnings per share for the each of the three and nine month periods ended September 30, 2003 and 2002.

                                                                     Three Months Ended               Nine Months Ended
                                                               September 30,   September 30,     September 30,    September 30,
                                                                    2003             2002            2003              2002
                                                                ----------       ----------       ----------       ----------
Numerator:
   Net income available to common shareholders                  $    1,737       $    1,477       $    4,707       $    3,805
                                                                ==========       ==========       ==========       ==========

Denominator:
   Denominator for basic earnings per common share
      Weighted-average shares                                    6,220,490        6,104,021        6,184,962        6,100,368
 Effect of dilutive securities:
      Common stock options                                         178,848          109,401          188,187           88,713
                                                                ----------       ----------       ----------       ----------
   Dilutive potential common shares                                178,848          109,401          188,187           88,713
                                                                ----------       ----------       ----------       ----------
   Denominator for diluted earnings per common share
      Adjusted weighted average shares                           6,399,338        6,213,422        6,373,149        6,189,081
                                                                ==========       ==========       ==========       ==========

Basic earnings per common share                                 $     0.28       $     0.24       $     0.76       $     0.62
                                                                ==========       ==========       ==========       ==========


Diluted earnings per common share                               $     0.27       $     0.24       $     0.74       $     0.61
                                                                ==========       ==========       ==========       ==========


Note 4.  Comprehensive Income
Comprehensive income is defined as the change in equity during a period arising from non-owner transactions and events. The following table details the Company's comprehensive income for the three and nine months ending September 30, 2003 and 2002.

                                                                      Three Months Ended                    Nine Months Ended
                                                                September 30,     September 30,       September 30,    September 30,
                                                                    2003              2002                2003              2002
                                                                -------------     -------------       -------------    -------------

Unrealized (loss) gain recognized in other
comprehensive income (net):
   Available for sale securities                                  $(1,279)          $   385             $(1,581)          $   545
   Interest rate swap designated as cash flow hedge                   131              (450)                 63              (676)
                                                                  -------           -------             -------           -------
   Total unrealized (loss) gain before income taxes                (1,148)              (65)             (1,518)             (131)
   Deferred income taxes                                              425                24                 562                49
                                                                  -------           -------             -------           -------
     Net of deferred income tax                                   $  (723)          $   (41)            $  (956)          $   (82)
                                                                  =======           =======             =======           =======

Amounts reported in net income:
   Securities gains                                               $    11           $     4             $   406           $     4
   Interest rate swap designated as cash flow hedge                   (93)              (74)               (264)             (214)
   Net amortization (accretion)                                       195                59                 457               150
                                                                  -------           -------             -------           -------
   Reclassification adjustment                                        113               (11)                599               (60)
   Deferred income taxes                                              (42)                4                (222)               22
                                                                  -------           -------             -------           -------
     Reclassification adjustment, net of deferred income tax      $    71           $    (7)            $   377           $   (38)
                                                                  =======           =======             =======           =======

Amounts reported in other comprehensive income:
   Net unrealized (loss) gain arising during period, net of tax   $  (652)          $   (48)            $  (579)          $  (120)
   Reclassification adjustment, net of tax                            (71)                7                (377)               38
                                                                  -------           -------             -------           -------
   Unrealized (loss) gain arising during period, net of tax          (723)              (41)               (956)              (82)
   Net income                                                       1,737             1,477               4,707             3,805
                                                                  -------           -------             -------           -------
      Total comprehensive income                                  $ 1,014           $ 1,436             $ 3,751           $ 3,723
                                                                  =======           =======             =======           =======


Note 5.  Stock-Based Compensation
The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted over the vesting life of the options, pro forma stock-based compensation expense (net of tax) for the three and nine months ended September 30, 2003 would have been $46,000 and $158,000, respectively. Pro forma stock-based compensation expense (net of tax) for the three and nine months ended September 30, 2002 would have been $55,000 and $220,000, respectively. The following table outlines pro forma net income and earnings per share that would have been reported if the Company had adopted the fair value provisions of SFAS 123 (dollars in thousands, except per share data):

                                                                                 For the Nine Months Ended
                                                              ---------------------------------------------------------------
                                                                        As Reported                       Pro Forma
                                                              -----------------------------     -----------------------------
                                                              September 30,    September 30,    September 30,    September 30,
                                                                  2003             2002             2003             2002
                                                              ------------     ------------     ------------     ------------

Net income                                                     $   4,707        $   3,805        $   4,549        $   3,585
Basic earnings per common share                                $    0.76        $    0.62        $    0.74        $    0.59
Diluted earnings per common share                              $    0.74        $    0.61        $    0.71        $    0.58

                                                                    For the Three Months Ended
                                                      ---------------------------------------------------------------
                                                           As Reported                        Pro Forma
                                                      -----------------------------     -----------------------------
                                                  September 30,    September 30,       September 30,  September 30,
                                                       2003           2002                 2003          2002
                                                     ------------     ------------     ------------     ------------
Net income  .............................            $1,737          $1,477               $1,691        $1,422
Basic earnings per common share  ........            $ 0.28          $ 0.24               $ 0.27        $ 0.23
Diluted earnings per common share  ......            $ 0.27          $ 0.24               $ 0.26        $ 0.23

In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Options to purchase 91,500 shares of stock with an estimated average fair value of $4.50 per option were granted during the nine months ended September 30, 2003. Options to purchase 112,000 shares with an estimated average fair value of $4.12 per option were granted during the nine months ended September 30, 2002. The weighted-average grant date fair values of options granted during 2003 and 2002 were based on the following assumptions:

                                                     2003        2002
                                                     ----        ----
       Risk-free interest rate ............          2.49%       5.13%
       Dividend yield .....................          1.54%       1.88%
       Volatility .........................         37.00%      38.00%
       Expected lives .....................        6 years     6 years

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options and is based on the estimated number of shares expected to actually vest. Accordingly, the pro forma results of applying SFAS 123 in 2003 and 2002 may not be indicative of future amounts.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, the provisions of SFAS 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that financial instruments within its scope be classified as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.

In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Staff Position defers the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. This adoption of this Staff Position is not expected to have a material impact on the Company's consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
                             Selected Financial Data





                                                                                                         Nine Months Ended
                                                                                                            September 30,
Dollars in thousands except per share information.                                                   2003                  2002
====================================================================================================================================
SUMMARY OF OPERATIONS:

Total interest income                                                                            $    32,331           $    30,582
Total interest expense                                                                               (11,881)              (11,557)
                                                                                                 -----------           -----------
Net interest income                                                                                   20,450                19,025
Provision for loan losses                                                                             (1,650)               (1,625)
                                                                                                 -----------           -----------
Net interest income after provision for loan losses                                                   18,800                17,400
Non-interest income                                                                                    4,937                 4,456
Non-interest expense                                                                                 (16,314)              (15,818)
                                                                                                 -----------           -----------
Income before taxes                                                                                    7,423                 6,038
Income taxes                                                                                          (2,716)               (2,233)
                                                                                                 -----------           -----------
Net income                                                                                       $     4,707           $     3,805
                                                                                                 -----------           -----------

====================================================================================================================================
PER COMMON SHARE:
Basic earnings                                                                                   $      0.76           $      0.62
Diluted earnings                                                                                        0.74                  0.61
Book value                                                                                              8.72                  8.12
Dividends declared                                                                                      0.18                  0.15
Actual shares outstanding                                                                          6,220,490             6,106,703
Weighted average shares outstanding                                                                6,184,962             6,100,368
Diluted weighted average shares outstanding                                                        6,373,149             6,189,081

====================================================================================================================================
KEY RATIOS:
Return on average assets                                                                                0.81%                 0.79%
Return on average shareholders' equity                                                                 11.90                 10.54
Dividend payout                                                                                        23.68                 24.19
Efficiency ratio                                                                                       64.26                 67.37
Total risk-based capital ratio                                                                          8.81                  8.69
Average shareholders' equity to average assets                                                          6.80                  7.49
Tier 1 leverage                                                                                         7.72                  6.42

====================================================================================================================================
FINANCIAL CONDITION AT PERIOD-END:
Assets                                                                                           $   810,299           $   686,860
Loans                                                                                                654,640               573,767
Deposits                                                                                             727,803               613,030
Shareholders' equity                                                                                  54,219                49,587

====================================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three and nine months ended September 30, 2003 and 2002. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. ("the Company") and its wholly owned subsidiary, CNB National Bank ("the Bank"), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. The Company makes its Securities and Exchange Commission filings available on its website at www.cnbnb.com. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.


RESULTS OF OPERATIONS

     The Company's earnings for the three month period ended September 30, 2003 were $1.7 million, or $0.27 per diluted share, compared to $1.5 million, or $0.24 per diluted share, in the third quarter of 2002. For the nine months ended September 30, 2003, net income was $4.7 million or $0.74 per diluted share, compared to $3.8 million, or $0.61 per diluted share for the comparable 2002 period. Total assets increased to $810.3 million at September 30, 2003 compared to $730.7 million at December 31, 2002 and $686.9 million at September 30, 2002. Total outstanding loans and deposits rose 14% and 19% to $654.6 million and $727.8 million, respectively, at September 30, 2003 from $573.8 million and $613.0 million, respectively, at September 30, 2002.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and net loan fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income was $20.5 million for the nine month period ended September 30, 2003, compared to $19.0 million for the comparable period in 2002, an increase of 7%. Interest income increased 2% while interest expense decreased 5% for the 2003 third quarter over comparable 2002 amounts. The increase in net interest income reflects growth in loans, investments and non-interest bearing deposits, which were partially offset by growth in time deposits and declining rates and spreads.

     Total average earning assets increased $135.4 million, or 23% to $725.8 million in 2003, compared to $590.5 million in 2002. The increase was primarily due to growth in the average balance of loans and investment securities available for sale to $619.7 million and $56.9 million at September 30, 2003 from $540.5 million and $42.5 million for the same period in 2002, respectively. Increases in time, money market and other interest bearing deposits, were the main contributors in the $114.9 million, or 22% growth in average interest bearing liabilities.

     Net interest margin was 3.79% in the third quarter 2003 compared to 4.30% in the third quarter 2002 and 3.76% in the second quarter 2003. Total earning asset yields for the first nine months in 2003 decreased to 5.96% from 6.92% in 2002 and rates on interest-bearing liabilities decreased to 2.53% in 2003 from 3.01% in 2002. The decline in net interest margin reflects spread tightening as a result of declining loan yields and an increase in lower yielding, short-term investments. The Company continues to maintain an asset sensitive position with respect to net interest income. Maintaining this profile will allow the Company to take advantage of a rising rate environment.

Tables 1 and 2 provide the Company's average volume of interest earning assets and interest bearing liabilities for the nine and three months ended September 30, 2003 and 2002, respectively.

            Table 1: Year to Date Average Balances - Yields and Rates


                                                  Nine Months Ended                      Nine Months Ended
                                                  September 30, 2003                     September 30, 2002
                                       -----------------------------------      ---------------------------------
                                                      Interest                               Interest
                                        Average      Income or    Average        Average    Income or    Average
                                        Balance       Expense       Rate         Balance     Expense       Rate
                                       ----------    ----------   --------      ---------   ---------    --------
                                                                   (dollars in thousands)
ASSETS:
  Federal funds sold                   $   10,634    $       87      1.09%      $   4,337   $      54       1.66%
  Investment securities
    available for sale                     56,894         1,486      3.49          42,500       1,399       4.40
  Investment securities
    held to maturity                        5,351           202      5.05           2,113          95       6.01
  Loans (1)                               619,712        30,251      6.53         540,500      29,019       7.18
  Interest bearing deposits                33,231           305      1.23           1,021          15       1.96
                                       ----------    ----------   --------      ---------   ---------    --------

TOTAL EARNING ASSETS                      725,822        32,331      5.96         590,471      30,582       6.92
  All other assets                         52,288                                  54,372
                                       ----------                               ---------

TOTAL ASSETS                           $  778,110                               $ 644,843
                                       ==========                               =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  233,882    $    2,691      1.54%      $ 186,829   $   2,504       1.79%
  Savings                                  24,065            80      0.44          21,795         122       0.75
  Time deposits                           347,005         8,519      3.28         280,672       8,284       3.95
  Repurchases and federal
     funds purchased                       12,135            79      0.87          13,964         158       1.51
 Short term borrowings                      1,115            23      2.76               -           -          -
 Other borrowings (2)                      10,000           489      6.54          10,000         489       6.54
                                       ----------     ---------   --------      ---------   ---------    --------
TOTAL INTEREST BEARING
  LIABILITIES                             628,202        11,881      2.53         513,260      11,557       3.01
  Demand deposits                          90,970                                  78,181
  Other liabilities                         6,032                                  5,117
  Shareholders' equity                     52,906                                  48,285
                                       ----------                               ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  778,110                               $ 644,843
                                       ==========                               =========

                                                                  --------                              --------
INTEREST SPREAD (3)                                                  3.43%                                  3.91%
                                                                  ========                               ========

                                                     ----------                             ---------
NET INTEREST INCOME                                  $   20,450                             $  19,025
                                                     ==========                             =========

NET INTEREST MARGIN (4)                                              3.77%                                  4.31%
                                                                  ========                               =========

------------

(1) Interest income on average loans includes loan fee recognition of $396,000 and $380,000 in 2003 and 2002, respectively.
(2) Interest expense and average rate amounts include the impact of the Company's $10 million pay-fixed interest rate swap that is accounted for as a cash flow hedge of other borrowings.
(3)  Represents the average rate earned minus average rate paid.
 (4)  Represents net interest income divided by total earning assets.

    Table 1a: Analysis of Year to Date Changes in Interest Income and Expense


                                                      NET CHANGE SEPTEMBER 30,            NET CHANGE SEPTEMBER 30,
                                                     2002-2003 ATTRIBUTABLE TO:          2001-2002 ATTRIBUTABLE TO:
                                                     --------------------------          --------------------------
                                                                            Net                                      Net
                                                 Volume (1)    Rate (2)     Change     Volume (1)    Rate (2)       Change
                                                 ----------    --------     ------     ----------    --------       ------
                                                                                (thousands)
INTEREST INCOME:
   Federal funds sold                             $    78      $   (45)     $    33      $    34      $   (74)     $   (40)
   Investment securities available for sale           474         (387)          87          457         (497)         (40)
   Investment securities held to maturity             146          (39)         107         (208)          (2)        (210)
   Loans                                            4,254       (3,022)       1,232        6,378       (5,708)         670
   Interest bearing deposits                          472         (182)         290           16           (9)           7
                                                  -------      -------      -------      -------      -------      -------
      Total                                         5,424       (3,675)       1,749        6,677       (6,290)         387
                                                  -------      -------      -------      -------      -------      -------


INTEREST EXPENSE:
   NOW and money markets                              630         (443)         187        1,004       (1,518)        (514)
   Savings                                             13          (55)         (42)          31          (67)         (36)
   Time deposits                                    1,960       (1,725)         235        2,560       (4,538)      (1,978)
   Repurchases and federal funds
     purchased                                        (21)         (58)         (79)          (9)        (313)        (322)
   Short term borrowings                               23            -           23            -            -            -
   Other borrowings                                     -            -            -         (726)          73         (653)
                                                  -------      -------      -------      -------      -------      -------
      Total                                         2,605       (2,281)         324        2,860       (6,363)      (3,503)
                                                  -------      -------      -------      -------      -------      -------
 Net interest income                              $ 2,819      $(1,394)     $ 1,425      $ 3,817      $    73      $ 3,890
                                                  =======      =======      =======      =======      =======      =======


-----------

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

             Table 2: Quarterly Average Balances - Yields and Rates


                                                Three Months Ended                     Three Months Ended
                                                 September 30, 2003                     September 30, 2002
                                       ----------------------------------     -----------------------------------
                                                      Interest                              Interest
                                        Average      Income or    Average      Average     Income or      Average
                                        Balance       Expense       Rate       Balance      Expense         Rate
                                       ----------    ----------    ------     ---------    ----------      ------
                                                                       (dollars in thousands)
ASSETS:
  Federal funds sold                   $    7,745    $       18     0.92%     $   2,572    $       11       1.70%
  Investment securities
    available for sale                     63,960           509     3.16         51,388           552       4.26
  Investment securities
    held to maturity                       15,878           202     5.05          1,620            24       5.88
  Loans (1)                               635,170        10,101     6.31        566,236        10,119       7.09
  Interest bearing deposits                23,443            59     1.00          1,942            10       2.04
                                       ----------    ----------    ------     ---------    ----------      ------

TOTAL EARNING ASSETS                      746,196        10,889     5.79        623,758        10,716       6.82
  All other assets                         50,356                                53,927
                                       ----------                             ---------

TOTAL ASSETS                           $  796,552                             $ 677,685
                                       ==========                             =========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  NOW and money markets                $  247,017    $      849     1.36%     $ 200,605    $      924       1.83%
  Savings                                  24,926            22     0.35         22,323            42       0.75
  Time deposits                           346,420         2,693     3.08        297,245         2,767       3.69
  Repurchases and federal
     funds purchased                       12,428            23     0.73         12,803            50       1.55
 Short term borrowings                      1,342             9     2.66              -             -          -
 Other borrowings (2)                      10,000           165     6.55         10,000           165       6.55
                                       ----------    ----------    ------     ---------    ----------      ------
TOTAL INTEREST BEARING
  LIABILITIES                             642,133         3,761     2.32        542,976         3,948       2.88
  Demand deposits                          94,566                                80,029
  Other liabilities                         5,991                                 5,389
  Shareholders' equity                     53,862                                49,291
                                       ----------                             ---------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $  796,552                             $ 677,685
                                       ==========                             =========

                                                                   ------                                  ------
INTEREST SPREAD (3)                                                 3.47%                                   3.94%
                                                                   ======                                  ======

                                                     ----------                            ----------
NET INTEREST INCOME                                  $    7,128                            $    6,768
                                                     ==========                            ==========

NET INTEREST MARGIN (4)                                             3.79%                                   4.30%
                                                                   ======                                  ======

---------------

(1) Interest income on average loans includes loan fee recognition of $114,000 and $146,000 in 2003 and 2002, respectively.
(2) Interest expense and average rate amounts include the impact of the Company's $10 million pay-fixed interest rate swap that is accounted for as a cash flow hedge of other borrowings.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

     Table 2a: Analysis of Quarterly Changes in Interest Income and Expense


                                                                NET CHANGE SEPTEMBER 30,               NET CHANGE SEPTEMBER 30,
                                                               2002-2003 ATTRIBUTABLE TO:             2001-2002 ATTRIBUTABLE TO:
                                                               --------------------------             --------------------------
                                                                                      Net                                    Net
                                                          Volume (1)    Rate (2)     Change      Volume (1)   Rate (2)      Change
                                                          ---------    ----------   ---------    ----------   ---------    ---------
                                                                                         (thousands)
INTEREST INCOME:
   Federal funds sold                                      $    22      $   (15)     $     7      $   (43)     $   (12)     $   (55)
   Investment securities available for sale                    135         (178)         (43)         252         (160)          92
   Investment securities held to maturity                      211          (33)         178          (66)           -          (66)
   Loans                                                     1,232       (1,250)         (18)       1,688       (1,471)         217
   Interest bearing deposits                                   111          (62)          49           13           (9)           4
                                                           --------     --------     --------     --------     --------     --------
      Total                                                  1,711       (1,538)         173        1,844       (1,652)         192
                                                           --------     --------     --------     --------     --------     --------


INTEREST EXPENSE:
   NOW and money markets                                       214         (289)         (75)         253         (407)        (154)
   Savings                                                       5          (25)         (20)           7          (14)          (7)
   Time deposits                                               457         (531)         (74)         596       (1,497)        (901)
   Repurchases and federal funds
     purchased                                                  (2)         (25)         (27)         (13)         (58)         (71)
   Short term borrowings                                         9            -            9         (210)           -         (210)
   Other borrowings                                              -            -            -           64           35           99
                                                           --------     --------     --------     --------     --------     --------

      Total                                                    683         (870)        (187)         697       (1,941)      (1,244)
                                                           --------     --------     --------     --------     --------     --------
Net interest income                                        $ 1,028      $  (668)     $   360      $ 1,147      $   289      $ 1,436
                                                           ========     ========     ========     ========     ========     ========

-----------

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


Non-Interest Income

     Non-interest income for the three months ended September 30, 2003 decreased $106,000, or 7% compared to the comparable period in 2002. The decrease was primarily attributed to the lower level of secondary market mortgage income due to a temporary reduction in loan production staff resulting from organizational changes within the mortgage function and a decline in mortgage production volume resulting from a general increase in mortgage rates during the third quarter. Non-interest income for the nine months ended September 30, 2003 increased $481,000, or 11%, compared to the nine months ended September 30, 2002. The increase was attributed to a $382,000 gain on the sale of investment securities during the 2003 second quarter. The securities sold were short dated, callable agency debt instruments with premiums resulting from continued interest rate declines and were sold as a partial hedge of the continued margin compression. Other changes in non-interest income for the three and nine month periods include increases in deposit service charges of $67,000 and $272,000, respectively, and a $55,000 gain on the sale of the Company's credit card portfolio during the third quarter of 2003. These increases were partially offset by declines in secondary market mortgage fees of $268,000 and $372,000 for three and nine month periods ended September 30, 2003 compared to comparable periods in 2002. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, discount brokerage fees and other miscellaneous fees, increased $84,000 and $179,000 for the three and nine month periods ended September 30, 2003 compared to the corresponding 2002 periods.

     Non-interest income, annualized, as a percentage of average assets was 0.85% for the nine months ended September 30, 2003, compared to 0.92% for the comparable period in 2002.

Non-Interest Expense

     Non-interest expense was $5.5 million and $16.3 million for the three and nine month periods ended September 30, 2003 compared to $5.4 million and $15.8 million for the respective 2002 periods, an increase of 2% and 3%, respectively. This increase is primarily attributable to nominal increases in occupancy, equipment and data processing expenses. Annualized, non-interest expense as a percentage of average assets was 2.8% for the first nine months of 2003, compared to 3.3% for the 2002 comparable period, reflecting the Company's continued focus on overhead expense management. Salaries and employee benefits decreased $52,000 or 1% to $8.3 million for the nine months ended September 30, 2003, compared to $8.4 million for the same period in 2002. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.4% from 1.7%, for the first nine months of 2003 and 2002, respectively. Average full-time equivalent employees increased by nine from September 30, 2002 to September 30, 2003.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased in the three and nine month periods of 2003 by $62,000, or 7% and $189,000, or 7%, respectively, over the comparable periods in 2002. The increase is primarily attributable to an increase in property taxes, building and data processing depreciation expenses and the opening of one branch in Gainesville. These expenses are expected to increase as the Company adds one additional branch over the remainder of 2003. During the third quarter, the Company opened its third Alachua County branch in the Magnolia Parke section of Gainesville. The Company also anticipates opening its new Glen St. Mary branch in Baker County during the fourth quarter of this year.

     Other operating expenses increased $359,000, or 7%, in the first nine months of 2003 compared to the same period in 2002. The following table details the areas of significance in other operating expenses. The increase in data processing fees is due to higher core processing expenses associated with higher transaction volumes and costs associated with information technology enhancements implemented during the year. Loan expenses increased as a result of the increase in non-performing loans in the fourth quarter of 2002. The increase in other expenses was due to a $63,000 loss on the sale of certain excess bank real estate during the second quarter.

                       Table 3: Other Operating Expenses

                                                 Nine Months Ended
                                                     September 30,
                                             2003                    2002
                                         ------------             -----------
                                                     (thousands)
Data processing                            $1,111                  $  990
Communications                                591                     572
Legal and professional                        579                     544
Postage and delivery                          557                     532
Amortization of intangible assets             545                     561
Advertising and promotion                     391                     361
Supplies                                      294                     320
Regulatory fees                               203                     177
Loan expenses                                 201                     130
Administrative                                110                     124
Other general operating                        90                      79
Education expense                              82                      96
Insurance and bonding                          77                      56
Directors fees                                 73                      65
Dues and subscriptions                         70                      70
Other                                         311                     249
                                           ------                  ------
Total other operating expenses             $5,285                  $4,926
                                           ======                  ======

Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2003 is approximately 36.5%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $125.8 million and represented 18% of average total deposits during the first nine months of 2003, compared to $65.1 million and 11% for 2002. Average loans were 89% and 95% of average deposits for the nine-month periods ended September 30, 2003 and 2002, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Bank from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2004 with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at September 30, 2003 was approximately ($628,000). There was $1.5 million outstanding on the $3 million line of credit on September 30, 2003. The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

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

     Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of September 30, 2003, the Company was in compliance with all covenants.

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

     The Company's liquidity position increased during the first nine months of 2003 as compared to the first nine months of 2002 as average loan balances increased $79.2 million while deposit growth increased $128.4 million. Excess funds were deployed in investment securities, interest bearing deposits with banks and federal funds sold. The Company continues to maintain an asset sensitive position with respect to net interest income. The Company currently anticipates that market interest rates will remain at current low levels into 2004 with increases then expected to be slow and protracted.

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at September 30, 2003, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 6.57% as compared to a projection under stable rates. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 5.47% as compared to a stable rate environment. At September 30, 2003, the Bank's net economic value ratio was 8.93% and 9.43%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank's capitalization, talking into account balance sheet gains and losses. The net economic value ratio, however, does not place a value on the Company's core deposit relationships. The computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

     Table 4, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating the assets and liabilities into fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.


Table 4: Rate Sensitivity Analysis
September 30, 2003

(dollars in thousands)                                                                                                      Fair
                                      1 Year      2 Years     3 Years     4 Years     5 Years     Beyond      TOTAL         Value
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
INTEREST-EARNING ASSETS:
------------------------
Gross Loans
     Fixed rate loans                $ 127,846   $  57,041   $  42,885   $  48,982   $  50,886   $ 124,357   $ 451,997    $ 460,974
       Average interest rate              6.24%       6.78%       6.83%       6.87%       6.43%       6.07%       6.41%

     Variable rate loans                56,034      25,344      25,284       9,539      11,178      75,264     202,643      207,057
       Average interest rate              4.43%       4.64%       4.76%       5.94%       6.04%       6.84%       5.55%

Investment securities (1)
     Fixed rate investments              4,023           -           -       5,510           -      78,311      87,844       87,026
       Average interest rate              1.22%                               2.15%                   4.34%       4.06%

     Variable rate investments               -           -           -           -           -         344         344          353
       Average interest rate                                                                          4.06%       4.06%

Federal funds sold                         500           -           -           -           -           -         500          500
       Average interest rate              0.90%                                                                   0.90%

Other earning assets (2)                13,606           -           -           -           -           -      13,606       13,606
       Average interest rate              1.87%                                                                   1.87%
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Total interest-earning assets        $ 202,009   $  82,385   $  68,169   $  64,031   $  62,064   $ 278,276   $ 756,934    $ 769,516
       Average interest rate              5.33%       6.12%       6.06%       6.33%       6.36%       5.79%       5.82%
                                     =========   =========   =========   =========   =========   =========   =========    =========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                  $  66,764   $       -   $       -   $       -   $       -   $  65,914   $ 132,678    $ 132,678
       Average interest rate              1.50%                                                       0.21%       0.86%

Money market                           125,917           -           -           -           -       4,553     130,470      130,470
       Average interest rate              1.97%                                                       1.08%       1.94%

Savings                                      -           -           -           -           -      25,401      25,401       25,401
       Average interest rate                                                                          0.35%       0.35%

CD's under $100,000                    114,712      36,222      19,031       6,343         553           -     176,861      178,467
       Average interest rate              2.38%       3.77%       3.89%       3.76%       4.08%                   2.88%

CD's $100,000 and over                 116,355      30,323      11,553       7,746       1,696           -     167,673      169,536
       Average interest rate              2.77%       3.75%       3.87%       4.20%       4.72%                   3.11%

Securities sold under
   repurchase agreements and
   federal funds purchased              11,476           -           -           -           -           -      11,476       11,476
       Average interest rate              0.72%                                                                   0.72%

Short-term borrowings                    1,500           -           -           -           -           -       1,500        1,500
       Average interest rate              2.58%                                                                   2.58%

Other borrowings  (3)                      714       1,428       7,858           -           -           -      10,000       10,000
       Average interest rate              3.64%       3.64%       3.64%                                           3.64%
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------

Total interest-bearing liabilities   $ 437,438   $  67,973   $  38,442   $  14,089   $   2,249   $  95,868   $ 656,059    $ 659,528
       Average interest rate              2.19%       3.76%       3.83%       4.00%       4.56%       0.29%       2.22%
                                     =========   =========   =========   =========   =========   =========   =========    =========

-------------

(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized losses of ($719,000).
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 77% of total deposits at September 30, 2003, up slightly from 75% at December 31, 2002. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 5, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits. Essentially all of the time deposits with balances of $100,000 or more are from customers in the Bank's primary markets.

             Table 5: Maturity of Time Deposits of $100,000 or More
                               September 30, 2003
                             (dollars in thousands)

                                                       Amount
                                                       ------
Three months or less                                 $  33,600
Three through six months                                29,265
Six through twelve months                               53,490
Over twelve months                                      51,318
                                                     ---------
      Total                                          $ 167,673
                                                     =========

EARNING ASSETS

Loans

     Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. For the first nine months of 2003, average loans were $619.7 million and were 89% of average deposits, compared to $540.5 million and 95% for the same period in 2002. During the third quarter 2003, the Company sold its credit card portfolio to another financial institution. The Company sold accounts with an outstanding balance of $976,000 for proceeds, net of transaction costs, of $1,031,000. In addition to the sale, the Company also entered into a credit card marketing arrangement with the same financial institution. Under the marketing agreement, the Company will offer credit card products issued through the other financial institution. The cards will display the CNB logo and the Company will receive a fee for each account opened, along with a share of interchange income. The card balances will be retained by the other institution. The following table reflects the composition of the Company's loan portfolio as of September 30, 2003 compared to December 31, 2002.

                       Table 6: Loan Portfolio Composition

                                            September 30,      December 31,
                                                2003              2002
                                            ------------       -----------
                                                      (thousands)
Commercial                                   $ 111,234           $ 111,033
Commercial real estate                         356,839             324,525
Mortgages (including home equity)              149,304             132,513
Consumer                                        31,325              32,199
Credit card                                          -               1,164
Tax free                                         5,938               4,351
                                             ---------           ---------
Total loans, net of unearned income            654,640             605,785
Less: allowance for loan losses                 (7,048)             (6,574)
                                             ---------           ---------

Net loans                                    $ 647,592           $ 599,211
                                             =========           =========

     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations of loans from the North Florida region as well as the types of loans funded. The Bank's four largest concentration categories are: Land Development ($34.5 million), Professional ($32.4 million), Commercial Real Estate ($29.2 million) and Commercial Construction ($25.8 million).

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

     The allowance for loan losses on September 30, 2003, was 1.08% of total loans, compared to 1.09% at December 31, 2002 and 1.05% at September 30, 2002. Table 7: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

                Table 7: Allocation of Allowance for Loan Losses

                                                  September 30,                 December 31,
                                                      2003                         2002
                                              ------------------------    --------------------------
                                                         Percent of                    Percent of
                                                         Loans in Each                 Loans in Each
                                                         Category to                   Category to
                                              Amount     Total Loans       Amount      Total Loans
                                             --------   -------------     --------   ---------------
                                                            (dollars in thousands)
Commercial                                    $2,235        17.0 %         $1,991          18.3%
Commercial real estate                         3,358        54.5            3,180          53.6
Mortgages (including home equity)                663        22.8              495          21.9
Consumer                                         753         4.8              802           5.3
Credit card                                        -           -              106           0.2
Tax free                                           -         0.9                -           0.7
Unallocated                                       39           -                -             -
                                              ------       -----           ------         -----
Total                                         $7,048       100.0%          $6,574         100.0%
                                              ======       =====           ======         =====

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets decreased 47% from December 31, 2002 to $4.3 million at September 30, 2003. Non-performing assets as a percentage of total assets decreased to 0.53% on September 30, 2003 from 1.11% on December 31, 2002. The decline was primarily the result of the placement of a single commercial real estate loan back into performing status during the third quarter 2003. The loan was placed back on performing status due to favorable resolution of certain outstanding issues and an adequate demonstration of repayment.

                         Table 8: Non-Performing Assets
                                              September 30,       December 31,
                                                  2003               2002
                                                 ------             -------
                                                   (dollars in thousands)
Non-accrual loans                                $3,876             $5,611
Past due loans 90 days or
   more and still accruing                          236              2,439
Other real estate owned
   and repossessions                                161                 24
                                                 ------             ------
Total non-performing assets                      $4,273             $8,074
                                                 ======             ======

Percent of total assets                           0.53%              1.11%

                 Table 9: Activity in Allowance for Loan Losses

                                                                        September 30,
                                                                 2003                  2002
                                                              ----------            ----------
                                                                   (dollars in thousands)

Balance at beginning of year                                  $    6,574            $    5,205
Loans charged-off:
  Commercial                                                       (731)                 (545)
  Commercial real estate                                            (99)                  (33)
  Mortgage (including home equity)                                 (41)                   (68)
  Consumer                                                         (338)                 (230)
  Credit card                                                       (47)                  (84)
  Tax free                                                             -                    -
                                                              ----------            ----------
      Total loans charged-off                                     (1,256)                 (960)
Recoveries on loans previously charged-off:
  Commercial                                                          23                    34
  Commercial real estate                                               -                    32
  Mortgage (including home equity)                                     1                    29
  Consumer                                                            50                    75
  Credit card                                                          6                     5
  Tax free                                                             -                    -
                                                              ----------            ----------
      Total loan recoveries                                           80                   175
                                                               ---------            ----------
        Net loans charged-off                                     (1,176)                 (785)
                                                              ----------            ----------

Provision for loan losses charged to expense                       1,650                 1,625
                                                              ----------            ----------
Ending balance                                                $    7,048            $    6,045
                                                              ==========            ==========

Total loans outstanding                                       $  654,640            $  573,767
Average loans outstanding                                     $  619,712            $  540,500
Allowance for loan losses to loans outstanding                     1.08%                 1.05%
Net charge-offs to average loans outstanding, annualized           0.25%                 0.19%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $90.6 million at September 30, 2003, an increase of 82% from $49.7 million at the end of 2002. The increase was primarily the result of the Company's desire to invest a portion of its excess liquidity into longer-dated investments in order to take advantage of higher yields on funds that were not expected to be immediately deployed into loans.

     Securities are classified as either held-to-maturity or available-for-sale. At September 30, 2003 investment securities available-for-sale made up 67% of the total investment portfolio of $90.6 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of deferred income tax, as accumulated other comprehensive income (loss). Also included in other comprehensive income (loss) are accumulated net gains (losses) on cash flow hedges. At September 30, 2003, accumulated other comprehensive income (loss), net of tax, was ($838,000), compared to $108,000 at December 31, 2002. Of this amount, ($451,000) of unrealized losses, net of deferred income tax, were related to the securities available for sale portfolio while ($387,000) of unrealized losses, net of deferred income tax, were associated with cash flow hedges.

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

          Table 10: Maturity Distribution of Investment Securities (1)
                               September 30, 2003

(dollars in thousands)                            Held to Maturity                    Available for Sale
-------------------------------------------------------------------------------------------------------------
                                            Amortized        Estimated          Amortized         Estimated
                                              Cost          Market Value          Cost           Market Value
                                            ---------       ------------        ---------        ------------
U.S. Treasury:
   One year or less                          $     -          $      -           $ 4,023           $ 4,027
                                             -------           -------           -------           -------
Total U.S. Treasury                                -                 -             4,023             4,027

 U.S. Government Agencies
 and Corporations (2):
   Over one through five years                     -                 -            13,010            12,939
   Over five through ten years                 7,500             7,479             2,500             2,522
   Over ten years                             17,500            17,436            10,000             9,481
                                             -------           -------           -------           -------
Total U.S. Government Agencies
 and Corporations                             25,000            24,915            25,510            24,942

Obligations of State and Political
 Subdivisions:
   Over five through ten years                     -                 -               609               639
   Over ten years                                  -                 -             1,562             1,579
                                             -------           -------           -------           -------
Total Obligations of State and
 Political Subdivisions                            -                 -             2,171             2,218

Mortgage-Backed Securities (3):
   Over one through five years                     -                 -             1,448             1,466
   Over five through ten years                 4,693             4,688            17,008            16,852
   Over ten years                                  -                 -             8,335             8,271
                                             -------           -------           -------           -------
Total Mortgage-Backed Securities               4,693             4,688            26,791            26,589

Other Securities:
   Over ten years (4)                              -                 -             3,119             3,119
                                             -------           -------           -------           -------
Total Other Securities                             -                 -             3,119             3,119
                                             =======           =======           =======           =======
Total Securities                             $29,693           $29,603           $61,614           $60,895
                                             =======           =======           =======           =======


-----------

(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Includes securities that may be callable prior to their stated maturity date.
(3) Represents investments in mortgage-backed securities which are subject to early repayment.
(4) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

             Table 11: Weighted Average Yield by Range of Maturities

                                              September                 December               September
                                                30, 2003                 31,2002                30, 2002


One Year or Less                                 1.22%                     2.41%                  2.44%
More than One through Five Years                 2.15%                     4.87%                  5.23%
More than Five through Ten Years                 3.87%                     4.48%                  4.99%
More than Ten Years (1)                          4.84%                     4.46%                  4.58%

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


FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended September 30, 2003 and December 31, 2002.

                            Table 12: Total Deposits

                                                    September 30,   December 31,
                                                        2003            2002
                                                      --------       ----------
                                                              (thousands)
Non-interest bearing:
        Demand checking                                $ 94,720         $ 80,065
Interest bearing:
        NOW checking                                    132,678          118,619
        Money market checking                           130,470           95,354
        Savings                                          25,401           22,311
        Certificates of deposit                         344,534          332,287
                                                       --------         --------

Total deposits                                         $727,803         $648,636
                                                       ========         ========


CAPITAL RESOURCES

     Shareholders' equity at September 30, 2003 was $54.2 million, as compared to $50.9 million at December 31, 2002. During the first, second and third quarters of 2003, the Board of Directors declared quarterly dividends of $0.06 per share, an increase of 20% from the fourth quarter 2002 dividend. At September 30, 2003, the Company's common stock had a book value of $8.72 per share compared to $8.31 per share at December 31, 2002.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of September 30, 2003, the Bank met all capital adequacy requirements to which it is subject.

     At September 30, 2003 and 2002, the Company's Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:

                            Table 13: Capital Ratios

                                                  September 30,             Well-Capitalized       Regulatory
                                            2003              2002            Requirements          Minimums
                                        ------------       ------------       ------------          --------
Risk Based Capital Ratios:
     Tier 1 Capital Ratio                   7.7%               7.6%                6.0%               4.0%

     Total Capital to
       Risk-Weighted Assets                 8.8%               8.7%               10.0%               8.0%

Tier 1 Leverage Ratio                       6.3%               6.4%                5.0%               4.0%


CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and requires management's most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The Company considers the establishment and maintenance of the allowance for loan loss and the accounting for its core deposit intangible asset to be critical accounting policies.

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

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through September 30, 2003, the performance of the depositor relationships did not differ materially from expectations.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In 1997 the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at September 30, 2003, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled "Liquidity and Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.

     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at September 30, 2003, including interest accruals, was approximately ($628,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis". These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at September 30, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at September 30, 2003 would not necessarily be considered to apply at subsequent dates.

                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Financial Officer and Chief Executive Officer. Based upon that evaluation, the Company's Chief Financial Officer and Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

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

(a)      Reports on Form 8-K:

         On July 24, 2003, the Company filed a Form 8-K to report its 2003 second quarter results.

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

                                              Date:  November 12, 2003