Form 10-K
period 2003-12-31
CNB FLORIDA BANCSHARES INC
filed 2004-03-11
CIK 852618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934 For the fiscal year ended December 31, 2003
                                       OR
___     TRANSITION  REPORT  PURSUANT TO  SECTION 13 or 15(d)  OF THE  SECURITIES
        EXCHANGE   ACT OF 1934
        For the transition period from ________ to ________

                           Commission File No: 0-25988

                          CNB Florida Bancshares, Inc.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             FLORIDA                                             59-2958616
---------------------------------                            -----------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

9715 Gate Parkway North
Jacksonville, Florida                                               32246
------------------------------------                        --------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                       ---    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $60,174,343.90 (based on the closing price of the Registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation ("NASDAQ") on June 30, 2003 of $15.65 per share).

The number of shares of the Registrant's common stock outstanding as of March 5, 2004 was 6,256,662 shares, $0.01 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

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

PART II


        Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .......................12
        Item 6.     Selected Financial Data .....................................................................13
        Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .......14
                    Overview ....................................................................................14
                    Results of Operations .......................................................................15
                    Income Taxes ................................................................................19
                    Liquidity....................................................................................19
                    Obligations and Commitments..................................................................20
                    Interest Rate Sensitivity....................................................................20
                    Earning Assets...............................................................................24
                    Loan Quality ................................................................................25
                    Investment Portfolio ........................................................................27
                    Capital Resources ...........................................................................29
                    Quarterly Financial Information .............................................................30
        Item 7a.    Quantitative and Qualitative Disclosure About Market Risk ...................................33
                    Critical Accounting Policies ................................................................33
        Item 8.     Consolidated Financial Statements ...........................................................35
        Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........69
        Item 9a     Controls and Procedures......................................................................69


PART III


        Item 10.    Directors and Executive Officers of the Registrant ..........................................70
        Item 11.    Executive Compensation ......................................................................75
        Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                    Matters .....................................................................................79
        Item 13.    Certain Relationships and Related Transactions ..............................................80
        Item 14.    Principal Accountant Fees and Services ......................................................80


PART IV


        Item 15.    Exhibits and Reports on Form 8-K ............................................................81


SIGNATURES AND CERTIFICATIONS

                                     PART I


                                ITEM 1. BUSINESS


     This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties which are described in this Annual Report and in other filings with the Securities and Exchange Commission (the "SEC"). The Company makes this Form 10-K and other SEC filings available on its web site at www.cnbnb.com. The actual results of CNB Florida Bancshares, Inc. (the "Company" or "CNB") may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competitive pressures among depository and other financial institutions, changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company's markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company's success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with Selected Historical Financial Information and the Consolidated Financial Statements of the Company, which are included in Part II of this Form 10-K.


     On January 21, 2004, the Company announced that it had entered into a definitive agreement to be acquired by The South Financial Group, Inc. in an all-stock transaction. Under terms of the agreement, the Company's shareholders will receive 0.84 shares of The South Financial Group, Inc. common stock for each CNB Florida Bancshares, Inc. share. In addition, outstanding options to purchase the Company's stock will be converted into options to acquire The South Financial Group, Inc.'s common stock at the 0.84 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company's subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.'s Florida banking subsidiary, Mercantile Bank.


GENERAL

     The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), which commenced operations in 1987 by acquiring the capital stock of CNB National Bank (the "Bank"), which was formed in 1986. The Company relocated its headquarters from Lake City, Florida to Jacksonville, Florida during 2000 in connection with its expansion plans described below. The Bank is a national banking association subject to the supervision of the Office of the Comptroller of the Currency ("Comptroller"). It provides traditional deposit, lending and mortgage products and services to its commercial and retail customers through sixteen full service branches located within the following contiguous counties in Northeast Florida: Alachua, Baker, Bradford, Columbia, Duval, St. Johns, Suwannee and Union County. At December 31, 2003, the Company had total assets of $819.9 million, total gross loans of $681.8 million, total deposits of $723.7 million, and total shareholders' equity of $56.4 million. Net income for the years ended December 31, 2003, 2002 and 2001 was $6.6 million, $5.4 million and $2.9 million, respectively. For additional financial information related to the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" in Part II of this Form 10-K.

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

     The Company has observed a similar consolidation trend in the markets in and around Gainesville and Jacksonville (the "Expansion Markets"). Historically the Company competed successfully against larger bank holding companies for middle market customers in Columbia, Suwannee, Baker, Bradford and Union Counties (the "Core Markets"). In the Company's Expansion Markets, many of these customers have preferred the banking services and products of banks that are locally headquartered. Increasingly, however, large regional bank holding companies have entered the Company's Expansion Markets by acquiring such previously locally headquartered banks. For example, in January 1998, Bank of America Corporation, formerly known as NationsBank Corporation, completed its acquisition of Jacksonville-based Barnett Banks, Inc. ("Barnett"), which prior to its acquisition was the largest bank headquartered in Florida. The acquisition of Barnett closely followed the acquisition of three of Jacksonville's community banks by SouthTrust Bank Corporation ("SouthTrust") and Compass Bancshares, Inc. ("Compass") in 1996 and 1997. Similarly, Gainesville State Bank, the largest community bank in Gainesville and Alachua County (the "Gainesville Market"), was acquired by Compass in 1997. Consolidation continued into 2002 and 2003 as both BB&T of Winston-Salem, North Carolina and Alabama National BanCorporation of Birmingham, Alabama entered the First Coast and Gainesville markets by acquiring Florida-based community banks. As a result, the Company now competes in its Core and Expansion Markets, primarily with SunTrust Banks, Bank of America, Wachovia, SouthTrust, AmSouth and Compass, all of which are headquartered outside of Florida.

BUSINESS STRATEGY

     The Company's primary goal is to enhance profitability and shareholder returns through aggressive but sound growth. The Company's long-term strategy is to (i) continue to grow its full service banking capabilities in the Expansion Markets, (ii) leverage existing branch capacity, (iii) expand its mortgage, consumer and commercial lending activities, and (iv) continue to differentiate itself from its larger competitors by emphasizing personalized, relationship-driven service provided by a locally-headquartered financial institution. The Company believes that this strategy will continue to be pursued subsequent to its expected acquisition by The South Financial Group, Inc. in July 2004. CNB National Bank will be merged into The South Financial Group,
Inc.'s Florida banking subsidiary, Mercantile Bank. The combined banking subsidiary will be headquartered in Florida and will continue to stress a locally-driven, personalized approach to banking services.

EXPAND IN UNDER-SERVED MARKETS

     The consolidation of the banking industry in Northeast Florida has created a window of opportunity for the Company to expand its operations in the Expansion Markets. The Expansion Markets are contiguous and culturally similar to the Core Markets. Like the Core Markets, the Expansion Markets consist in large part of individuals and small and medium-sized businesses. The Company believes that its familiarity with meeting the banking needs and expectations of similar customers in the Core Markets makes the Company particularly qualified to attract banking customers accustomed to banking with community banks in the Expansion Markets. The recent consolidation also has dislocated qualified banking professionals who have strong ties to and an understanding of their local markets. The Company believes that it has attracted and will continue to attract qualified banking professionals, thereby benefiting from their experience and their ability, in many instances, to bring with them the banking business of their loyal customers. These factors, together with the Bank's asset size and its capital base, position the Company to work more effectively with middle-market customers than many smaller community banks in the Expansion Markets. The pending merger of CNB into Mercantile Bank will further increase the institutional capital platform and asset size needed to expand our customer base and deepen existing banking relationships.

PROVIDE COMMUNITY BANKING SERVICE

     The Company believes that it can achieve the goals outlined above through a continued commitment to the "community bank philosophy," which emphasizes offering a broad range of personalized products and services through banking professionals who understand the banking industry and the banking needs of the local communities they serve. Each branch manager and individual loan officer is given a certain degree of authority and discretion to approve loans and to price loans and services in order to respond quickly and efficiently to the needs of the Company's customers. In implementing this strategy, the Company combines the experience and customer networks of its loan officers with centralized information technology to effectively price and provide customized banking services to enhance overall profitability. The Company is pursuing this strategy throughout its Core and Expansion Markets and operates a multi-office community bank that emphasizes decision-making at the local level.

     To ensure that the Company's expansion does not erode its standards for service and quality, the Company created four operating divisions: the Southern Division (Alachua County), the TriCounty Division (Baker, Bradford and Union Counties), the Suwannee Valley Division (Columbia and Suwannee Counties) and the First Coast Division (Duval and St. Johns Counties). This organizational structure helps to ensure that the Company's banking products and services are tailored to the individual markets it serves, as opposed to the "one size fits all" approach that generally is followed by larger financial institutions. The divisions are headed by Division Presidents who effectively have the authority to operate the division as a community bank, so long as it is done within the parameters of the Company's policies and long-term strategy.

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

RESIDENTIAL AND CONSUMER LOANS

     Consumer lending products include open- and closed-ended home equity and home improvement loans, automobile, boat, and recreational vehicle loans and loans for other asset purchases. The Company offers Visa and MasterCard credit and debit card products to consumers and commercial customers through a third party financial institution. Credit decisions and credit risk are handled entirely by the third party institution except in situations where the Company has overridden a decision to decline the extension of credit. In such cases the Company bears full recourse on the account.

     Loans to consumers are extended after a credit evaluation that includes a review of the creditworthiness of the borrower, the purpose of the credit and the secondary source of repayment. Specifically, the lender reviews a credit bureau report for the borrower's credit history and calculates a debt-to-income ratio based on the borrower's gross monthly income to fixed debt payments. A ratio higher than 40% is generally considered unacceptable. For automobile loans, the policy requires a minimum down payment of 10% with maturities based on the age of the vehicle.

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

     A written report is developed on the findings of the various loan review functions and reported directly to the Audit Committee of the Company's Board of Directors, which meets at least quarterly. The allowance for loan loss is reviewed monthly in order to make the appropriate loan loss provision based on the loan review findings, delinquency trends, historical loan losses and current economic trends.

INVESTMENT SERVICES

     During 2001, the Company launched its CNB Financial Services brand, which is geared toward offering customers an alternative investment vehicle to bank products. These services are being offered through a strategic alliance relationship with Raymond James and are being sold through brokers who are employed by the Bank. It is expected that this business line will offer complementary alternatives to customer funds and will allow the Bank to continue earning fee income on relationships that may have otherwise left the Bank. Customer balances related to CNB Financial Services are not recorded in the financial statements of the Company since the accounts are held with Raymond James. The Company earns fees based upon the level of funds invested with and transacted through Raymond James that were originated through CNB Financial Services. This business unit did not materially contribute to the Company's results of operations during 2001, 2002 or 2003.

ASSET/LIABILITY MANAGEMENT

     The Bank's asset/liability policy is carried out through the Bank's risk management function. The Bank manages asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The risk management group reviews and discusses the ratio of rate-sensitive assets to rate-sensitive liabilities, the ratio of allowance for loan loss to outstanding and nonperforming loans, and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, capital levels, monetary policy adjustments and the overall state of the economy.

INVESTMENT POLICY

     The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, regulatory constraints and asset/liability objectives. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, the Bank enters into federal funds and other interest bearing deposit transactions with its principal correspondent banks. Other investments consist primarily of Federal Reserve Bank and Federal Home Loan Bank stock that are required for the Bank to be a member of, and to conduct business with, such institutions. Dividends on such investments are determined by the institutions and are payable semi-annually or quarterly.

COMPETITION

     Within each market the Company operates (collectively, the "CNB Markets"), there are competing financial institutions consisting primarily of other commercial banks, savings and loan offices and credit unions. Certain non-bank financial institutions affiliated with Florida banks or thrift institutions offer limited financial services, including lending and deposit gathering activities. The Bank also competes for deposits and loans with brokerage firms, mobile home lenders, consumer finance companies, insurance companies, mortgage banking companies, money market mutual funds and other financial services firms.

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

HISTORICAL GROWTH

     The Bank has operated in Lake City, Columbia County, Florida since its organization in 1986. In January 1987 the Company was formed as a bank holding company to facilitate expansion opportunities. In 1988, the Company organized Citizens Bank of Live Oak ("Citizens") and in 1990 opened its first de novo branch in Fort White. In 1992 and 1993, the Bank acquired additional banking offices in Macclenny, Lake City and Live Oak from Anchor Savings Bank. The Company consummated its first merger with another bank holding company on April 1, 1994, when Bradford Bankshares ("Bradford") combined with the Company resulting in a branch in Starke, Florida. On August 31, 1996, Riherd Bank Holding Company ("Riherd") merged with the Company. The Riherd merger resulted in three additional offices for the Bank, one of which is located in Lake Butler, Florida and two in Gainesville. Both the Bradford and the Riherd transactions were accounted for as purchase transactions. In August 1997, the Bank opened its eleventh office, located in Lake City, and in June 1999 expanded into Jacksonville with its twelfth office. The Bank opened its second Jacksonville branch in February 2001, and opened a St. Augustine branch in June 2001. In May 2001, the Bank purchased the Lake City and Live Oak branches of Republic Bank. In connection with the transaction, the Bank closed one of its existing Live Oak locations and in early 2003 closed one of its Lake City locations. The Bank opened two branches during 2003, one each in Gainesville and Glen St. Mary.

     As previously noted, on January 21, 2004, the Company announced that it had entered into a definitive agreement to be acquired by The South Financial Group, Inc. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company's subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.'s Florida banking subsidiary, Mercantile Bank.

EMPLOYEES

     As of December 31, 2003, the Bank had 265 full-time equivalent employees. The Company's operations are conducted through the Bank and, consequently, the Company does not have any separate employees.

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

     The Company is regulated by the Federal Reserve under the BHC Act which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support for a subsidiary bank at a time where absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance.

     Until March 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve revised and expanded the list of permissible non-banking activities in which a bank holding company could engage. However, limitations continue to exist under certain laws and regulations. The Gramm-Leach-Bliley Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of Glass-Steagall Act (12 U.S.C. 377 and 78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the Gramm-Leach-Bliley Act authorizes bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies will continue to be limited to activities authorized currently under the BHC Act, such as activities that the Federal Reserve previously has determined in regulations and orders to be closely related to banking and permissible for bank holding companies.

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

CAPITAL AND OPERATIONAL REQUIREMENTS

     The Federal Reserve, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2003, were 7.8% and 8.9%, respectively.

     The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 3%, most banking organizations are required to maintain ratios of at least 100 to 200 basis points above this level. The Company's leverage ratio at December 31, 2003 was 6.4%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness related generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

DISTRIBUTIONS

     The Company's primary source of funds for cash distributions to its shareholders and for payments on its borrowings is dividends received from the Bank. The Bank is subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of the bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of dividends.

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

                               ITEM 2. PROPERTIES


     The  Bank   currently   operates  out  of  sixteen  branch   offices,   one
administrative office and a non-customer operations center. All branches have automated teller machines ("ATMs"). The Company owns the following properties:

                                                                                    APPROXIMATE SQUARE           YEAR ESTABLISHED/
OFFICE LOCATION                                                                          FOOTAGE                      ACQUIRED
--------------------------------------------------------------------------------    ------------------           ----------------
LAKE CITY (COLUMBIA COUNTY)

    205 North Marion Avenue (1) ................................................          22,000                       1986
    187 SW Baya Avenue .........................................................          10,100                       1993
    2844 U.S. 90 West ..........................................................           2,900                       1997
    160 NW Main Blvd ...........................................................           7,600                       2001
    4917 E. U.S. Hwy 90 (2) ....................................................          20,800                       1996

LIVE OAK (SUWANNEE COUNTY)

    205 White Avenue, S.E ......................................................           6,000                       1988
    535 South Ohio Avenue ......................................................           8,000                       2001

FORT WHITE (COLUMBIA COUNTY)

    7075 SW U.S. Hwy 27 ........................................................           2,200                       1990

MACLENNEY (BAKER COUNTY)

    595 South Sixth Street .....................................................           4,800                       1992
    6953 E. Mount Vernon Street ................................................           4,500                       2003

STARKE (BRADFORD COUNTY)

    606 West Madison Street ....................................................           8,000                       1994

GAINESVILLE (ALACHUA COUNTY)

    5027 Northwest 34th Street .................................................           2,000                       1996
    7515 West University Avenue ................................................          12,000                       2000
    11411 N. State Rd. 121 .....................................................           4,500                       1996

LAKE BUTLER (UNION COUNTY)

    300 West Main Street .......................................................           6,800                       1996

JACKSONVILLE (DUVAL COUNTY)

    9715 Gate Parkway North ....................................................          26,000                       2000

ST. AUGUSTINE (ST. JOHNS COUNTY)
    1980 U.S. 1 South ..........................................................           5,000                       2000

--------------------
(1) Main office and administrative office.
(2) Location of the operations center.

     The Company also leases a branch in the Mandarin area of Jacksonville (Duval County), which opened in February 2001 and a branch in Gainesville, which opened in July 2003.

                            ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS


     The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock. As of March 5, 2004, there were 6,256,662 shares of Common Stock issued and outstanding and 482 shareholders of record. In addition, there were 482,550 shares subject to currently exercisable options. On January 29, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "CNBB", resulting from the issuance of 1,250,000 shares of common stock in the Company's initial public offering at $10.25 per common share. Proceeds from the offering net of underwriting discount and expenses totaled $11.4 million. The Company contributed $10.0 million of the $11.4 million net proceeds from the offering to CNB National Bank in February 1999. There is no trading information for any prior years, since there was not an established market for the Company's common stock. See Table 12: "Selected Quarterly Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarterly market price for the last two fiscal years.


     Shareholders' equity at December 31, 2003 was $56.4 million, as compared to $50.9 million at December 31, 2002.

     Company dividends for 2003 consisted of the payment of quarterly cash dividends in the amount of $0.06 per common share. Cash dividends for 2002 and 2001 consisted of quarterly cash dividend payments of $0.05 per common share.

     The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations include principal and interest payments on outstanding borrowings and may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Common Stock. The Bank may also issue additional capital stock or incur indebtedness, subject to certain borrowing covenants outlined in the Company's line of credit agreement, as amended, entered into with another bank during 2001 (see Management's Discussion and Analysis - Item 7 of Part II). Furthermore, the regulations of the Comptroller, regulatory capital levels and the net income of the Bank determine its ability to pay dividends or make other capital distributions.

                         ITEM 6. SELECTED FINANCIAL DATA
                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

Dollars in thousands except per share               2003          2002           2001         2000          1999
information
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS:
Interest Income                                  $   43,530    $   41,398     $   40,417   $   32,061    $   23,758
Interest Expense                                    (15,532)      (15,646)       (19,629)     (14,736)       (9,052)
                                                 ----------    ----------     ----------   ----------    ----------
Net Interest Income                                  27,998        25,752         20,788       17,325        14,706
Provision for Loan Loss                              (2,100)       (2,375)        (2,050)      (1,350)       (1,160)
                                                 ----------    ----------     ----------   ----------    ----------
Net Interest Income After
     Provision for Loan Loss                         25,898        23,377         18,738       15,975        13,546
Non-Interest Income                                   6,219         6,304          5,633        3,338         2,952
Non-Interest Expense                                (21,707)      (21,156)       (19,836)     (15,481)      (11,994)
                                                 ----------    ----------     ----------   ----------    ----------
Income Before Income Taxes                           10,410         8,525          4,535        3,832         4,504
Income Taxes                                         (3,833)       (3,141)        (1,594)      (1,325)       (1,563)
                                                 ----------    ----------     ----------   ----------    ----------
Net Income                                       $    6,577    $    5,384     $    2,941   $    2,507    $    2,941
                                                 ==========    ==========     ==========   ==========    ==========

--------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic Earnings                                   $     1.06    $     0.88     $     0.48   $     0.41    $     0.49
Diluted Earnings                                       1.03          0.87           0.48         0.41          0.48
Book Value                                             9.01          8.31           7.64         7.32          7.04
Dividends                                              0.24          0.20           0.20         0.20          0.20
Actual Shares Outstanding                         6,256,662     6,125,500      6,106,453    6,099,376     6,116,070
Basic Weighted Average Shares
     Outstanding                                  6,199,416     6,104,050      6,094,670    6,095,471     5,995,474
Diluted Weighted Average Shares
     Outstanding                                  6,398,930     6,215,775      6,188,477    6,134,270     6,069,737

--------------------------------------------------------------------------------------------------------------------
KEY RATIOS:

Return on Average Assets                               0.83%         0.81%          0.53%        0.62%         0.91%
Return on Average Shareholders' Equity                12.27         11.03           6.43         5.74          7.03
Dividend Payout                                       22.43         22.73          41.67        48.78         40.82
Efficiency Ratio                                      63.44         66.00          75.08        74.92         67.92
Total Risk-Based Capital Ratio                         8.92          8.52           9.00        12.00         17.25
Average Shareholders' Equity to Average
     Assets                                            6.80          7.37           8.23        10.82         13.01
Tier 1 Capital to Average Assets/Leverage
     Ratio                                             6.37          6.31           6.50         9.80         12.70

--------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AT YEAR END:
Assets                                           $  819,935    $  730,674     $  612,021   $  467,593    $  346,076
Gross Loans                                         681,750       605,785        511,647      379,859       266,084
Deposits                                            723,686       648,636        532,891      367,686       288,203
Borrowings                                           34,050        25,446         28,148       51,142        12,063
Shareholders' Equity                                 56,387        50,921         46,669       44,636        43,075

--------------------------------------------------------------------------------------------------------------------
OTHER DATA:
Banking Locations                                        16            14             15           12            12
Full-Time Equivalent Employees                          265           253            246          212           183

--------------------------------------------------------------------------------------------------------------------

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

Pending Acquisition

     On January 21, 2004, the Company announced that it had entered into a definitive agreement to be acquired by The South Financial Group, Inc. in an all-stock transaction. Under terms of the agreement, the Company's shareholders will receive 0.84 shares of The South Financial Group, Inc. common stock for each CNB Florida Bancshares, Inc. share. In addition, outstanding options to purchase the Company's stock will be converted into options to acquire The South Financial Group, Inc.'s common stock at the 0.84 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company's subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.'s Florida banking subsidiary, Mercantile Bank.

Overview

     The following analysis reviews important factors affecting the financial condition and results of operations of the Company for the periods shown. This section should be read in conjunction with the Consolidated Financial Statements and related notes. The purpose of this discussion is to facilitate a better understanding of the major factors and trends that affect the Company's financial condition and earnings performance, and how the Company's performance during 2003 compares with prior years. Throughout this section, CNB Florida Bancshares, Inc. and its subsidiary, CNB National Bank, are referred to as "CNB" or "the Company".

     On January 29, 1999, CNB completed an initial public offering of 1,250,000 shares of common stock, which began trading on the NASDAQ National Market, giving CNB shareholders greater access to purchasing or selling shares of common stock. In addition, CNB obtained additional capital to support its expansion plans, as well as for general corporate purposes. Of the $11.4 million net proceeds from the offering, the Company contributed $10.0 million as capital to CNB National Bank.

     The Company officially relocated its corporate offices from Lake City to Jacksonville effective January 2001. Operational headquarters for CNB National Bank continue to be located in Lake City.

     The Company continues to execute its strategic growth initiatives that were put in place in connection with its initial public offering. During 2003 the Company opened a new branch in Glen St. Mary and a branch in the Magnolia Parke section of Gainesville. In 2001 the Company added two branches to its First Coast market (Jacksonville and St. Augustine) and acquired two branches from

Republic Bank (Lake City and Live Oak). The branch acquisitions occurred in May 2001 and resulted in the addition of loans, deposits and premises and equipment of approximately $12 million, $62 million and $2 million, respectively. In connection with the acquisition, the Bank recorded a core deposit intangible of $6 million, which is being amortized over its estimated useful life of 10 years. The Company's conversion to an improved data processing platform in the fourth quarter of 2000 and the move into the expanded Operations Center in the first half of 2001 has improved operational support to our growth initiatives and has allowed us to become more customer focused and cost-efficient.

     As a continued result of these growth initiatives, the Company increased net income, net loans and deposits from 2002 to 2003 by 22%, 13% and 12%, respectively. In addition, the Company was able to effectively manage its overall credit quality and reduce nonperforming assets from $8.1 million at December 31, 2002 to $3.8 million at December 31, 2003. Net charge-offs increased slightly from 0.18% of average loans in 2002 to 0.21% of average loans in 2003. A more detailed discussion of the Company's financial performance in 2003 follows.

Results of Operations

     The Company's earnings for 2003 were $6.6 million, or $1.03 per diluted share, compared to $5.4 million, or $0.87 per diluted share, and $2.9 million, or $0.48 per diluted share, in 2002 and 2001, respectively. These results reflect an increase in net interest income due to loan and deposit growth, as well as increases in deposit fees and other charges. In addition, the Company was able to effectively manage its non-interest expense, which decreased from 3.57% of average assets in 2001 to 3.19% of average assets in 2002 and 2.76% of average assets in 2003. Total assets increased to $819.9 million at December 31, 2003 compared to $730.7 million at December 31, 2002, an increase of 12%. The increase in assets is attributable to a $75.2 million increase in net loans and a $38.7 million increase in investment securities. These increases were partially offset by a $15.5 million decrease in cash and cash equivalents and a $9.8 million decline in loans held for sale. The increase in assets was largely funded through a $75 million increase in deposits and an $8.1 million increase in repurchase agreements.

Net Interest Income/Margins

     Net interest income is the single largest source of revenue for the Bank and consists of interest and fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company's main objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risks. Net interest income was $28.0 million for 2003, compared to $25.8 million and $20.8 million for the comparable prior year periods of 2002 and 2001, respectively. The increase over 2002 was due to growth in loans, securities and demand deposits. These increases were partially offset by lower rates and spreads and an increase in time deposits. Net interest yield was 3.91% in the fourth quarter 2003 compared to 4.06% in the fourth quarter 2002, and 3.80% for the year ended December 31, 2003 compared to 4.24 % for 2002. The Company believes that its efforts to reduce the impact of margin compression from the current interest rate environment have been successful. While the Company continues to maintain an asset sensitive position with respect to asset and liability management, it is anticipated that market interest rates will remain at current low levels well into 2004.

     Average earning assets increased $128.6 million, or 21%, during 2003 as compared to 2002. The increase was due to growth in loans, securities and interest bearing deposits of $78.8 million, $23.4 million and $22.5 million, respectively. Increases in time, money market and NOW accounts were the main contributors to the $107.3 million, or 20%, growth in average interest bearing liabilities.

     Table 1 presents average balances, yields and rates for the Company's earning assets and interest bearing liabilities for 2003, 2002 and 2001. Table 1a shows the changes in net interest income by category due to shifts in volume and rates for the years presented.

                   Table 1: Average Balances, Yields and Rates

                                    December 31, 2003                December 31, 2002                    December 31, 2001
                              -----------------------------    ------------------------------     --------------------------------
                                         Interest                         Interest                            Interest
                              Average    Income or  Average    Average    Income or   Average     Average     Income or   Average
                              Balance    Expense      Rate     Balance    Expense      Rate       Balance     Expense       Rate
                              --------   ---------  -------    -------    ----------  -------     --------    ---------   --------
                                                                    (dollars in thousands)
ASSETS:
 Federal Funds Sold           $  8,522   $    92     1.08%     $  4,697   $     73     1.55%        $  2,773    $     102     3.68%
 Investment Securities
    Available for Sale          59,185     2,044     3.45        43,984      1,891     4.30           33,167        1,864     5.62
 Investment Securities
    Held to Maturity             9,906       572     5.77         1,667         99     5.94            6,278          384     6.12
 Loans (1)                     632,254    40,504     6.41       553,476     39,275     7.10          458,023       38,055     8.31
 Interest Bearing Deposits      26,106       318     1.22         3,559         60     1.69              401           12     2.99
                              --------   -------     ----      --------   --------     ----         --------    ---------     ----


TOTAL EARNING ASSETS           735,973    43,530     5.91       607,383     41,398     6.82          500,642       40,417     8.07
   All Other Assets             51,904                           55,173                               55,233
                              --------                         --------                             --------

TOTAL ASSETS                  $787,877                         $662,556                             $555,875
                              ========                         ========                             ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 NOW & Money Markets          $241,658     3,613     1.50%     $192,108      3,432     1.79%        $148,026        3,899     2.63%
 Savings                        24,371       102     0.42        21,907        155     0.71           18,707          196     1.05
 Time Deposits                 345,425    11,016     3.19       291,205     11,213     3.85          235,010       13,656     5.81
 Federal Funds Purchased and
    Repurchase Agreements       13,100       114     0.87        13,174        191     1.45           14,609          552     3.78
 Short Term Borrowings           1,212        33     2.72            33          1     3.04           20,932        1,061     5.07
 Other Borrowings (2)           10,000       654     6.54        10,000        654     6.54            4,667          265     5.68
                              --------   -------     ----      --------   --------     ----         --------    ---------     ----
TOTAL INTEREST BEARING
 LIABILITIES                   635,766    15,532     2.44       528,427     15,646     2.96          441,951       19,629     4.44
 Demand Deposits                92,737                           80,302                               64,337
 Other Liabilities               5,776                            4,999                                3,838
 Shareholders' Equity           53,598                           48,828                               45,749
                              --------                         --------                             --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $787,877                         $662,556                             $555,875
                              ========                         ========                             ========

                                                     ----                              ----                                   ----
INTEREST SPREAD (3)                                  3.47%                             3.86%                                  3.63%
                                                     ====                              ====                                   ====

                                         -------                          --------                              ---------
NET INTEREST INCOME                      $27,998                          $ 25,752                              $  20,788
                                         =======                          ========                              =========


NET INTEREST MARGIN (4)                              3.80%                             4.24%                                  4.15%
                                                     ====                              ====                                   ====


--------------------
(1) Interest income on average loans includes net loan fee recognition of $512,000, $494,000 and $979,000 in 2003, 2002 and 2001 respectively.
     Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents  the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

          Table 1a: Analysis of Changes in Interest Income and Expense

                                                             NET CHANGE DECEMBER 31,                NET CHANGE DECEMBER 31,
                                                             2002-2003 ATTRIBUTABLE TO:             2001-2002 ATTRIBUTABLE TO:
                                                             --------------------------             --------------------------
                                                                                     Net                                      Net
                                                         Volume (1)    Rate (2)     Change       Volume (1)    Rate (2)     Change
                                                         ----------    --------     ------       ----------    --------     ------
                                                                               (thousands)
INTEREST INCOME:
   Federal Funds Sold                                    $    59       $   (40)     $    19      $    71       $  (100)     $   (29)
   Investment Securities Available for Sale                  654          (501)         153          608          (581)          27
   Investment Securities Held to Maturity                    489           (16)         473         (282)           (3)        (285)
   Loans                                                   5,590        (4,361)       1,229        7,930        (6,710)       1,220
   Interest Bearing Deposits                                 380          (122)         258           94           (46)          48
                                                         -------       -------      -------      -------       -------      -------
      Total                                                7,172        (5,040)       2,132        8,421        (7,440)         981


INTEREST EXPENSE:
   NOW & Money Markets                                       885          (704)         181        1,162        (1,629)        (467)
   Savings                                                    17           (70)         (53)          34           (75)         (41)
   Time Deposits                                           2,088        (2,285)        (197)       3,266        (5,709)      (2,443)
   Federal Funds Purchased and Repurchase Agreements          (1)          (76)         (77)         (54)         (307)        (361)
   Short Term Borrowings                                      36            (4)          32       (1,059)           (1)      (1,060)
   Other Borrowings                                            -             -            -          304            85          389
                                                         -------       -------      -------      -------       -------      -------
      Total                                                3,025        (3,139)        (114)       3,653        (7,636)      (3,983)
                                                         -------       -------      -------      -------       -------      -------
           Net Interest Income                           $ 4,147       $(1,901)     $ 2,246      $ 4,768       $   196      $ 4,964
                                                         =======       =======      =======      =======       =======      =======

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


Non-Interest Income


     Non-interest income totaled $6.2 million in 2003, a decline of 1% from 2002, and a 12% increase from 2001. The decrease was primarily attributed to a $775,000 decrease in secondary marketing mortgage sale income. The lower level of secondary market mortgage income is attributable to reduction in loan production staff resulting from organizational changes within the mortgage function and a lower loan origination volume stemming from an increase in the level of mortgage interest rates during the second half of 2003. This decrease was partially offset by an increase in service charges on deposit accounts of $321,000 or 10% in 2003, compared with $299,000 or 10% in 2002 and a $211,000 increase in gains on the sale of investment securities during 2003. The securities sold were short dated, callable agency debt instruments with premiums resulting from continued interest rate declines and were sold as a partial hedge of the continued margin compression. Other non-interest income, which includes credit card fees, credit life insurance income, safe deposit box fees, discount brokerage fees, and other miscellaneous fees, increased $158,000 in 2003 compared to $100,000 in 2002. A portion of the increase from 2002 was due to the recognition of a $55,000 gain on the sale of the Company's credit card portfolio during the third quarter of 2003.

     Non-interest income as a percentage of average assets was 0.79% in 2003 compared to 0.95% and 1.01% in 2002 and 2001, respectively.

Non-Interest Expense

     Non-interest expense increased $551,000, or 3%, for 2003, compared to an increase of $1.3 million, or 7%, for 2002. During 2003, non-interest expense as a percentage of average assets decreased to 2.76%, compared to 3.19% and 3.57% in 2002 and 2001, respectively.

     Salaries and employee benefits for 2003 decreased $16,000 from 2002 compared to an increase of $843,000 from 2001. The decrease in salaries and benefits expense from 2002 to 2003 was due to management of headcount and a reduction in commission expense reflecting the decline in secondary market mortgage loan sales. As a percentage of average total assets, salaries and employee benefits have decreased to 1.41% in 2003 compared to 1.67% and 1.84% in

2002 and 2001, respectively.

     Occupancy expenses (including furniture, fixtures & equipment) increased to $3.6 million in 2003 compared to $3.4 million in 2002 and $3.1 million in 2001. The increase is attributable to the opening of two branches in 2003 - Glen St. Mary (Baker County) and Magnolia Parke (Alachua County) - and increased depreciation expense on computer hardware and software enhancements. The increase in 2002 compared to 2001 was due to a full year of depreciation for the Operations Center and the two purchased Republic branches.


     Other operating expenses at CNB increased 6% in 2003 compared to 2002 and 3% in 2002 compared to 2001. The increase in 2003 was attributable to: (1) an increase of $186,000 in data processing fees resulting from higher core processing expenses associated with higher transaction volume and costs associated with information technology enhancements; (2) an increase of $74,000 in legal and professional fees due to expenses associated with resolving nonperforming loans and outsourcing of certain information technology risk management and internal audit functions; and (3) an increase of $98,000 in other expenses primarily due to a $63,000 loss on the sale of certain bank real estate in the second quarter of 2003. The increases in these areas were offset by decreases in communications, amortization of intangible assets, supplies and education expenses. The increase in other operating expenses in 2002 was due to a $224,000 increase in data processing fees resulting from higher transaction volumes handled by our core processor; an increase of $169,000 in communications expenses, primarily due to an enhancement of bandwidth capacity between each of the Company's branches; an increase of $203,000 in amortization of intangible assets due to the core deposit amortization on the Republic branches for a full year and a $71,000 increase in legal and professional costs. The 2002 increases were offset by decreases in advertising, administrative, supplies and other operating expenses.


     The following table details the areas of significance in other operating expenses.

                        Table 2: Other Operating Expenses
                          (Dollar amounts in thousands)

                                                      Year Ended December 31,
                                                   2003        2002        2001
                                                  ------      ------      ------
Data processing                                   $1,514      $1,328      $1,104
Legal and professional                               763         689         618
Communications                                       747         764         595
Postage and delivery                                 739         700         671
Amortization of intangible assets                    712         746         543
Advertising and promotion                            553         532         687
Supplies                                             387         410         578
Regulatory fees                                      274         239         255
Loan expenses                                        260         242         248
Administrative                                       164         163         211
Director fees                                        105          88          70
Education expense                                    100         131         101
Insurance and bonding                                 98          76         105
Dues and subscriptions                                83          97         100
Other general operating                               78          79          67
Other                                                448         350         518
                                                  ------      ------      ------
      Total other operating expenses              $7,025      $6,634      $6,471
                                                  ======      ======      ======

Income Taxes

     The effective tax rate for the year ended December 31, 2003 was 36.8%, compared to 36.8% for 2002 and 35.2% for 2001. The consolidated provision for income taxes increased to $3.8 million in 2003, compared to $3.1 million in 2002 and $1.6 million in 2001. The primary difference between the Company's effective tax rate and the statutory federal income tax rate is due to tax-exempt income on certain loans and securities and state income taxes. A reconciliation of the effective income tax rate to the statutory rate is included in Note 10 of Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Liquidity

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company's liquidity position by giving consideration to both on-and off- balance sheet sources of and demands for funds on a regular basis. These funds can be obtained by converting assets to cash, attracting new deposits or utilizing existing borrowing capacity. Average liquid assets (cash and amounts due from banks, interest-bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $113.6 million and represented 16.1% of average total deposits during 2003, compared to $69.8 million and 11.9% for 2002. The Company's loan to deposit ratio at December 31, 2003 was 94%, compared to 93% at the end of 2002.

     In addition to core deposit growth (defined as all deposits other than time deposits in excess of $100,000), sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Company from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank of Atlanta and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit subject to annual renewal (currently extended through June 30, 2004) with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in April 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at December 31, 2003 was approximately ($508,000). There was $1.5 million outstanding on the $3 million line of credit on December 31, 2003. The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

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

     Failure to maintain any of these covenants would place the Company in default of the borrowing agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2003, the Company was in compliance with all covenants.

     The level of commitments to fund additional borrowings and standby letters of credit also impacts the Company's liquidity position. These commitments, when drawn, are generally funded through deposit inflows, loan and investment maturities, interest receipts and, to the extent necessary, short term purchases of federal funds. The Company's borrowing capacity with the FHLB is also available to fulfill commitments to lend. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit and standby letters of credit amount to approximately $193,860,000 and $8,303,000, respectively, at December 31, 2003 and expire as outlined in the table below (in thousands):

                                Unfunded             Standby
                              Commitments        Letters of Credit
                              -----------        -----------------
              2004             $ 38,909             $  7,327
              2005               50,449                  711
              2006               30,056                  265
              2007               15,785                    -
              2008               20,111                    -
              Thereafter         38,550                    -
                               --------             --------

                               $193,860             $  8,303
                               ========             ========


Obligations and Commitments

     The following table presents the Company's contractual obligations at December 31, 2003:

                                                         Payments due by period
                                                             (in thousands)
                               ---------------------------------------------------------------------------
                               Less than           1-3              3-5          More than
                                 1 year           years            years          5 years            Total
                                -------          -------         --------        ---------          -------
Long-Term Debt Obligation       $ 1,428          $ 8,572         $      -        $       -          $10,000
Line of Credit Obligation         1,500                -                -                             1,500

Operating Lease Obligations         376              638              484              614            2,112
Purchase Obligations              1,129            1,761                -                -            2,890
                                -------          -------          -------          -------          -------
Total:                          $ 4,433          $10,971          $   484          $   614          $16,502
                                =======          =======          =======          =======          =======


     Long-term debt and line of credit obligations relate to the Company's borrowing arrangement with another financial institution as more fully described in Liquidity above and in Note 8 - Other Borrowings of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. Operating lease obligations represent contractual commitments to make payments under leases for certain branch equipment and related properties. The Company does not have any capital leases obligations. Purchase obligations are defined as contractual obligations to purchase products or services from unaffiliated parties with a specific minimum quantity defined at a fixed, minimum or variable price over time. The Company's primary purchase obligation relates to certain core processing services provided by an unaffiliated vendor. The services provided to the Company relate to critical front and back office data processing applications. The term of the contract runs through June 30, 2006 and has pricing provisions that provide for certain minimum levels of account and transaction volumes. To date, the level of services obtained under this contract has exceeded such minimums. During 2003, the average monthly fee paid for these services was approximately $91,000. For purposes of presenting contractual commitments in the table above, the average monthly amount was projected to be paid over the remaining term of the contract, subject to minimum pricing increases as outlined in the agreement.

Interest Rate Sensitivity

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference between the volume of rate-sensitive assets and liabilities, at a given time interval, including both floating rate instruments and instruments that are approaching maturity. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

     The Company's gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at December 31, 2003, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 3.77%. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 5.19% as compared to a stable rate environment. At

December 31, 2002, the internal analysis estimated an increase in net interest income of 3.76% and a decrease in net interest income of 3.83% for a similar 200 basis point increase and decrease in interest rates, respectively. The Company maintained its overall asset sensitivity position as it continued to focus on variable-rate lending and experience growth in demand and time deposits. The Company considers this asset-sensitive position desirable given the perceived likelihood of increasing interest rates over the foreseeable horizon.

     The Company also monitors the Bank's market value of equity and its net economic value ratio on a monthly basis. Market value of equity is defined as the difference between the estimated fair value of the Bank's assets less the estimated fair value of liabilities. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank's capitalization, taking into account balance sheet gains and losses. At December 31, 2003, the Bank's net economic value ratio was 8.73% and 9.23%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. At December 31, 2002, the Bank's net economic value ratio was 10.04% and 10.13% for similar changes in interest rates.


     Table 3, "Rate Sensitivity Analysis" presents, for the years indicated, rate sensitive assets and liabilities, separating fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments on December 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
 December 31, 2003

(Dollars in thousands)                                                                                                 Fair
                                      1 Year     2 Years    3 Years    4 Years    5 Years      Beyond      TOTAL       Value
                                      ------     -------    -------    -------    -------      ------      -----       -----
INTEREST-EARNING ASSETS:
------------------------
Gross Loans
  Fixed Rate Loans                   $131,547    $52,997    $46,702    $49,094    $55,172     $136,070    $471,582    $475,508
    Average Interest Rate                6.07%      6.73%      6.71%      6.84%      6.29%        5.90%       6.26%

  Variable Rate Loans                  53,172     27,819     31,048      9,781     12,030       76,318     210,168     216,045
    Average Interest Rate                4.39%      4.59%      4.57%      5.82%      5.88%        6.25%       5.27%

Investment Securities (1)

  Fixed Rate Investments                4,006          -      1,506      4,000      1,113       74,815      85,440      84,778
    Average Interest Rate                1.22%                 1.50%      2.40%      4.11%        4.41%       4.11%

  Variable Rate Investments                 -          -          -          -          -          340         340         350
    Average Interest Rate                                                                         3.95%       3.95%

Federal Funds Sold                          -          -          -          -          -            -           -           -
    Average Interest Rate

Other Earning Assets (2)                4,028          -          -          -          -            -       4,028       4,028
    Average Interest Rate                3.72%                                                                3.72%
                                     --------    -------    -------    -------    -------     --------    --------    --------

Total Interest-Earning Assets        $192,753    $80,816    $79,256    $62,875    $68,315     $287,543    $771,558    $780,709
    Average Interest Rate                5.46%      5.76%      5.77%      6.40%      6.18%        5.60%       5.72%
                                     ========    =======    =======    =======    =======     ========    ========    ========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                  $ 68,274    $     -    $     -    $     -    $     -     $ 65,485    $133,759    $133,759
    Average Interest Rate                1.51%                                                    0.20%       0.87%

Money Market                          131,925          -          -          -          -        3,873     135,798     135,798
    Average Interest Rate                1.99%                                                    0.95%       1.96%

Savings                                     -          -          -          -          -       24,983      24,983      24,983
    Average Interest Rate                                                                         0.35%       0.35%

CD's Under $100,000                   117,486     34,339     15,446      5,816        365            -     173,452     175,109
    Average Interest Rate                2.32%      3.69%      3.83%      3.60%      3.67%                    2.77%

CD's $100,000 and Over                118,435     23,218     10,539      7,657        850            -     160,699     161,319
    Average Interest Rate                2.70%      3.82%      3.69%      4.17%      4.34%                    3.01%

Securities Sold Under
 Repurchase Agreements and
 Federal Funds Purchased               22,550          -          -          -          -            -      22,550      22,550
    Average Interest Rate                0.69%                                                                0.69%

Short Term Borrowings
    Average Interest Rate               1,500          -          -          -          -            -       1,500       1,500
                                         2.63%                                                                2.63%

Other Borrowings (3)                    1,428      1,428      7,144          -          -            -      10,000      10,000
    Average Interest Rate                3.60%      3.60%      3.60%                                          3.60%
                                     --------    -------    -------    -------    -------     --------    --------    --------

Total Interest-Bearing Liabilities   $461,598    $58,985    $33,129    $13,473    $ 1,215     $ 94,341    $662,741    $665,018
    Average Interest Rate                2.13%      3.74%      3.74%      3.92%      4.14%        0.27%       2.13%
                                     ========    =======    =======    =======    =======     ========    ========    ========

----------------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized losses of ($532,000).
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consist of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% (calculated on a 360 day year) and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

Table 3: Rate Sensitivity Analysis
 December 31, 2002

(Dollars in thousands)                                                                                                  Fair
                                      1 Year     2 Years     3 Years     4 Years    5 Years     Beyond      TOTAL       Value
                                      ------     -------     -------     -------    -------     ------      -----       -----
INTEREST-EARNING ASSETS:
------------------------

Gross Loans
     Fixed Rate Loans                $112,930    $51,890     $38,900     $34,665    $53,539    $ 95,892    $387,816    $407,523
       Average Interest Rate             7.04%      7.33%       7.75%       7.50%      7.30%       7.00%       7.22%

     Variable Rate Loans               62,814     27,520      21,583      13,545      9,841      82,666     217,969     218,028
       Average Interest Rate             4.81%      5.07%       5.24%       5.70%      6.72%       7.49%       6.04%

Investment Securities(1)
     Fixed Rate Investments             8,064     14,497       5,474           -          -      17,317      45,352      46,201
       Average Interest Rate             2.41%      5.05%       4.37%                              4.45%       4.27%

     Variable Rate Investments              -          -           -           -          -         471         471         484
       Average Interest Rate                                                                       5.34%       5.34%

Federal Funds Sold                      5,400          -           -           -          -           -       5,400       5,400
       Average Interest Rate             1.17%                                                                 1.17%

Other Earning Assets(2)                15,212          -           -           -          -           -      15,212      15,212
       Average Interest Rate             2.19%                                                                 2.19%
                                     --------    -------     -------     -------    -------    --------    --------    --------

Total Interest-Earning Assets        $204,420    $93,907     $65,957     $48,210    $63,380    $196,346    $672,220    $692,848
       Average Interest Rate             5.66%      6.32%       6.65%       6.99%      7.21%      6.98%        6.48%
                                     ========    =======     =======     =======    =======    ========    ========    ========

INTEREST-BEARING LIABILITIES:
-----------------------------

NOW                                  $ 65,437    $     -     $     -     $     -    $     -    $ 53,182    $118,619    $118,619
       Average Interest Rate             1.96%                                                     0.51%       1.31%

Money Market                           90,798          -           -           -          -       4,556      95,354     95,354
       Average Interest Rate             2.36%                                                     1.24%       2.31%

Savings                                     -          -           -           -          -      22,311      22,311      22,311
       Average Interest Rate                                                                       0.50%       0.50%

CD's Under $100,000                   109,390     28,964      25,033       8,537        747           -     172,671     174,134
       Average Interest Rate             2.95%      3.89%       4.15%       4.43%      5.11%                   3.36%

CD's $100,000 and Over                117,910     21,677      12,916       4,968      2,145           -     159,616     160,705
       Average Interest Rate             3.49%      4.15%       4.39%       4.54%      5.27%                   3.71%

Securities Sold Under
   Repurchase Agreements and
   Federal Funds Purchased             14,446          -           -           -          -           -      14,446      14,446
       Average Interest Rate             0.85%                                                                 0.85%

Short Term Borrowings
       Average Interest Rate            1,000          -           -           -          -           -       1,000       1,000
                                         2.85%                                                                 2.85%

Other Borrowings(3)                         -      1,428       1,428       7,144          -           -      10,000      10,000
       Average Interest Rate                        3.46%       3.46%       3.46%                              3.46%
                                     --------    -------     -------     -------    -------    --------    --------    --------

Total Interest-Bearing Liabilities   $398,981    $52,069     $39,377     $20,649    $ 2,892    $ 80,049    $594,017    $596,569
       Average Interest Rate             2.74%      3.99%       4.20%       4.12%      5.23%       0.55%       2.71%
                                     ========    =======     =======     =======    =======    ========    ========    ========

--------------
(1) Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized gains of $862,000.
(2) Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3) Other borrowings consist of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% (calculated on a 360 day year) and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, averaged 76% of total average deposits in 2003 and 77% in 2002. The Company closely monitors its reliance on time deposits in excess of $100,000. The Bank does not nor has it ever solicited brokered deposits. Table 4 sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods.


             Table 4: Maturity of Time Deposits of $100,000 or More
                                December 31, 2003
                                                   Amount
                                                 -----------
                                                 (thousands)

                      Three Months or Less        $ 37,015
                      Three Through Six Months      28,520
                      Six Through Twelve Months     52,900
                      Over Twelve Months            42,264
                                                  --------
                      Total                       $160,699
                                                  ========

Earning Assets

Loans

     Lending activities are the Company's single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company's business and is key to profitability. Average loans for the year ended December 31, 2003 were $632.3 million, or 86% of average earning assets as compared to $553.5 million, or 91% of average earning assets for 2002. The decline in loans as a percentage of average earning assets is due to growth in deposit balances during 2003 that outpaced net loan fundings. As a result, the Company deployed the excess funds in investment securities, fed funds sold and interest bearing deposits with banks, which increased from 9% of average earning assets in 2002 to 14% of average earning assets in 2003.

     As of December 31, 2003 the Company had total gross loans of $681.8 million, compared to $605.8 million at December 31, 2002, an increase of $76.0 million or 13%. The composition of the Company's loan portfolio for the past five years is presented in Table 5.

                       Table 5: Loan Portfolio Composition


                                                                                   December 31,
                                                     --------------------------------------------------------------------
                                                         2003          2002            2001           2000          1999
                                                     ---------     ---------        --------       --------      --------
Commercial                                           $ 120,033     $ 111,033        $ 95,112       $ 67,962      $ 41,745
Commercial real estate                                 365,911       324,525         252,295        181,831       115,633
Mortgages (including home equity)                      157,325       132,513         123,503         97,220        68,343
Consumer                                                32,510        32,199          34,835         26,418        33,856
Credit card                                                  -         1,164           1,313          1,593         1,538
Tax free                                                 5,971         4,351           4,589          4,835         4,969
                                                     ---------     ---------       ---------      ---------     ---------
     Total loans, net of unearned discount             681,750       605,785         511,647        379,859       266,084
Less:  Allowance for loan loss                          (7,329)       (6,574)         (5,205)        (3,670)       (2,671)
                                                     ---------     ---------       ---------      ---------     ---------
     Net loans                                       $ 674,421     $ 599,211       $ 506,442      $ 376,189     $ 263,413
                                                     =========     =========       =========      =========     =========

     Table 6 sets forth the maturity distribution for selected components of the Company's loan portfolio as of December 31, 2003. Demand loans and overdrafts are reported as due in one year or less, and loan maturity is based upon scheduled principal payments.

                  Table 6: Maturity Schedule of Selected Loans
                                December 31, 2003
                                 (in thousands)


                                       0-12        1-5      Over 5
                                      Months      Years      Years      Total
                                     --------   --------   --------   --------
 Commercial                          $ 56,458   $ 49,945   $ 13,630   $120,033
 Commercial real estate                91,488    167,881    106,542    365,911
 Mortgages (including home equity)     23,084     45,729     88,512    157,325
 Consumer                              12,229     18,821      1,460     32,510
 Tax free                               1,460      2,267      2,244      5,971
                                     --------   --------   --------   --------
 Total                               $184,719   $284,643   $212,388   $681,750
                                     ========   ========   ========   ========


 Fixed interest rate                 $131,547   $203,965   $136,070   $471,582
 Variable interest rate              $ 53,172   $ 80,678   $ 76,318   $210,168


     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceed 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations in geographic as well as in types of loans funded. At December 31, 2003, the Bank's four largest concentration categories are: Land Development ($37.4 million), Professional ($32.4 million), Commercial Real Estate ($29.8 million) and Commercial Construction ($24.2 million).

Loan Quality


     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets decreased from $8.1 million at December 31, 2002 to $3.8 million at December 31, 2003. Non-performing assets as a percentage of total assets decreased to 0.46% in 2003 from 1.11% in 2002. The decrease in non-performing assets was primarily attributed to the resolution of a commercial credit and two commercial real estate loans during 2003. The decrease in past due loans 90 days or more and still accruing interest was largely due to the payoff of a large commercial real estate loan during the fourth quarter of 2003.


     Management is continually analyzing its loan portfolio in an effort to recognize and resolve its problem assets as quickly and efficiently as possible. Table 7 sets forth certain categories of risk elements on non-performing assets for the past five years.

                         Table 7: Non-Performing Assets

                                                          December 31,

                                     2003        2002        2001        2000        1999
                                    ------      ------      ------      ------      ------
                                                     (dollars in thousands)
Non-Accrual Loans                   $3,292      $5,611      $1,377      $  579      $  549
Past Due Loans 90 Days or
More and Still Accruing                387       2,439       1,271         840         180
Other Real Estate Owned &
    Repossessions                      133          24         229          56         102
                                    ------      ------      ------      ------      ------
      Total Non-Performing Assets   $3,812      $8,074      $2,877      $1,475      $  831
                                    ======      ======      ======      ======      ======

Percent of Total Assets               0.46%       1.11%       0.47%       0.32%       0.24%
                                    ======      ======      ======      ======      ======

     The  allowance  for loan  loss is an amount  that  management  believes  is adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan loss considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.


     The allowance for loan loss on December 31, 2003, was $7.3 million, or 1.08% of total loans outstanding, net of unearned income compared to $6.6 million, or 1.09% on December 31, 2002. Table 8: "Allocation of Allowance for Loan Loss," set forth below, indicates the specific reserves allocated by loan type.


                 Table 8: Allocation of Allowance for Loan Loss


                                                                          December 31,
                                    2003                2002                 2001               2000                1999
                              ----------------    ----------------    ----------------    ----------------    ----------------
                                       Percent             Percent             Percent             Percent             Percent
                                      of Loans            of Loans            of Loans            of Loans            of Loans
                                       in Each             in Each             in Each             in Each             in Each
                                      Category            Category            Category            Category            Category
                                      to Total            to Total            to Total            to Total            to Total
                              Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans
                              ------     -----    ------     -----    ------     -----    ------     -----    ------     -----
                                                                   (dollars in thousands)
Commercial, Financial
   and Agricultural           $6,033      44.6%   $4,929      60.6%   $3,669  54.8%       $2,607     50.7%    $1,670     51.5%
Real Estate - Construction        33      18.8%       27       8.7%       25   8.0%           15      8.9%        12      7.1%
Real Estate - Mortgage           613      30.3%      538      24.1%      484  29.0%          293     31.5%       220     32.4%
Consumer                         650       6.3%    1,080       6.6%      932   8.2%          734      8.9%       769      9.0%
Unallocated                        -         -         -         -        95     -            21        -          -        -
                              ------      ----    ------      ----    ------  ----        ------     ----     ------     ----
      Total                   $7,329       100%   $6,574       100%   $5,205   100%       $3,670      100%    $2,671      100%
                              ======       ===    ======       ===    ======   ===        ======      ===     ======      ===

     Table 9: "Activity in Allowance for Loan Loss" indicates activity in the allowance for loan loss for the last five years.

                  Table 9: Activity in Allowance for Loan Loss

                                                            2003           2002            2001             2000            1999
                                                         ---------       ---------       ---------       ---------       ---------
                                                                                   (dollars in thousands)

Balance at Beginning of Year                             $   6,574       $   5,205       $   3,670       $   2,671       $   1,875
Allowance Acquired by Acquisition                                -               -             110               -               -
Loans Charged-Off:
   Commercial, Financial and Agricultural                      778             756             410              75             312
   Real Estate - Mortgage                                      125              71              59              40              13
   Consumer                                                    546             405             406             409             309
                                                         ---------       ---------       ---------       ---------       ---------
      Total Loans Charged-Off                               (1,449)         (1,232)           (875)           (524)           (634)

Recoveries on Loans Previously Charged-Off:
   Commercial, Financial and Agricultural                       36              96             116              32             188
   Real Estate - Mortgage                                        3              33              17               -               -
   Consumer                                                     65              97             117             141              82
                                                         ---------       ---------       ---------       ---------       ---------
      Total Loan Recoveries                                    104             226             250             173             270
                                                         ---------       ---------       ---------       ---------       ---------
               Net Loans Charged-Off                        (1,345)         (1,006)           (625)           (351)           (364)
                                                         ---------       ---------       ---------       ---------       ---------
Provision for Loan Loss
  Charged to Expense                                         2,100           2,375           2,050           1,350           1,160
                                                         ---------       ---------       ---------       ---------       ---------
Ending Balance                                           $   7,329       $   6,574       $   5,205       $   3,670       $   2,671
                                                         =========       =========       =========       =========       =========

Total Loans Outstanding                                  $ 681,750       $ 605,785       $ 511,647       $ 379,859       $ 266,084
Average Loans Outstanding                                $ 632,254       $ 553,476       $ 458,023       $ 317,345       $ 215,861
Allowance for Loan Loss
   to Loans Outstanding                                       1.08%           1.09%           1.02%           0.97%           1.00%
Net Charge-Offs to
   Average Loans Outstanding                                  0.21%           0.18%           0.14%           0.11%           0.17%

Investment Portfolio


     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreement, and to provide an alternative investment for available funds. The total recorded value of securities was $88.4 million at December 31, 2003, an increase of 78% from $49.7 million at December 31, 2002. As a percent of total earning assets, the investment portfolio was 12% at December 31, 2003 compared to 8% at the end of 2002. The increase was primarily the result of deposit growth that outpaced the growth in loans. A portion of these excess funds were deployed in investment securities in order to take advantage of higher yields on funds that were not expected to be immediately deployed into loans and to accommodate increasing pledging needs.

     Securities are classified as either held-to-maturity or available-for-sale and are recorded at amortized cost and fair market value, respectively. At December 31, 2003 investment securities available-for-sale made up 67% of the total investment portfolio of $88.4 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of tax, as accumulated other comprehensive income. At December 31, 2003, accumulated other comprehensive income included an unrealized loss, net of taxes, of $333,000, compared to a $541,000 net unrealized gain at December 31, 2002 on securities available for sale. Also included in other comprehensive income is the accumulated net loss on the Company's interest rate swap which is accounted for as a cash flow hedge.


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

          Table 10: Maturity Distribution of Investment Securities (1)
                                December 31, 2003

Dollars in Thousands                              Held to Maturity                 Available for Sale
-------------------------------------------------------------------------------------------------------------
                                           Amortized         Estimated         Amortized         Estimated
                                                Cost        Market Value            Cost        Market Value
                                           ---------        ------------       ---------        ------------

U.S. Treasuries:
  One Year or Less                           $     -        $        -           $ 4,006           $ 4,008
                                             -------           -------           -------           -------
Total U.S. Treasuries                              -                 -             4,006             4,008

U.S. Government Agencies
  and Corporations (2):
   Over One Through Five Years                     -                 -             5,506             5,437
   Over Five Through Ten Years                 7,500             7,496            10,000            10,034
   Over Ten Years                             17,500            17,374            10,000             9,494
                                             -------           -------           -------           -------
Total U.S. Government Agencies
  and Corporations                            25,000            24,870            25,506            24,965

Obligations of State and Political
 Subdivisions:
   Over Five Through Ten Years                     -                 -               608               636
   Over Ten Years                                  -                 -             1,560             1,596
                                             -------           -------           -------           -------
Total Obligations of State and
  Political Subdivisions                           -                 -             2,168             2,232

Mortgage-Backed Securities (3):
   Over One Through Five Years                     -                 -             1,113             1,131
   Over Five Through Ten Years                 4,536             4,546            15,868            15,816
   Over Ten Years                                  -                 -             7,583             7,560
                                             -------           -------           -------           -------
Total Mortgage-Backed Securities               4,536             4,546            24,564            24,507

Other Securities (4):
   Over Ten Years                                  -                 -             3,119             3,119
                                             -------           -------           -------           -------
Total Other Securities                             -                 -             3,119             3,119

 Total Securities                            $29,536           $29,416           $59,363           $58,831
                                             =======           =======           =======           =======

----------------
(1) All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2) Includes securities that may be callable prior to their stated maturity date.
(3) Represents investments in mortgage-backed securities which are subject to early repayment.
(4) Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

            Table 10a: Weighted Average Yield by Range of Maturities

                                                          December 31,
                                                     2003            2002
                                                     ----            ----
One Year or Less                                     1.22%           2.41%
Over One through Five Years                          2.48            4.87
Over Five through Ten Years                          3.98            4.48
Over Ten Years (1)                                   4.87            4.46


----------------
(1)  Represents   adjustable   rate,   mortgage-backed   securities   which  are
     repriceable within one year.

Capital Resources

     Shareholders' equity at December 31, 2003 was $56.4 million, as compared to $50.9 million at December 31, 2002. In 2003, the Board of Directors declared dividends totaling $0.24 per share, compared to $0.20 per share in 2002 and 2001. At December 31, 2003, the Company's common stock had a book value of $9.01 per share compared to $8.31 per share at the end of 2002.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

     At December 31, 2003, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.8%, 8.9% and 6.4%, respectively. Selected capital ratios at year end 2003 as compared to 2002 are shown in Table 11.

                                    Table 11: Capital Ratios

                                                                            Adequately
                                   December 31,          Well Capitalized  Capitalized
                                2003         2002          Requirements      Minimums
                             ----------   ----------       ------------      --------

Risk Based Capital Ratios:
   Tier 1 Capital Ratio         7.8%          7.4%             6.0%            4.0%

   Total Capital to
     Risk-Weighted Assets       8.9%          8.5%            10.0%            8.0%

Tier 1 Leverage Ratio           6.4%          6.3%             5.0%            4.0%

Quarterly Financial Information

     Table 12 sets forth, for the periods indicated, certain consolidated 2003 and 2002 quarterly financial information of the Company. Table 13 includes average balances, yields and rates for each of the last five quarters. This information is derived from the Company's unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for any future period.

                        Table 12: Selected Quarterly Data

                                                            2003                                       2002
                                       --------------------------------------------    --------------------------------------------
(dollars in thousands,
 except per share data)                   4Q          3Q           2Q          1Q          4Q          3Q          2Q         1Q
-------------------------------------     --          --           --          --          --          --          --         --

Summary of Operations:
  Net interest income                  $  7,548    $  7,128    $  6,762    $  6,560    $  6,727    $  6,768    $  6,400    $  5,857
  Provision for loan loss                  (450)       (325)       (650)       (675)       (750)       (600)       (525)       (500)
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Net interest income after
    provision for loan loss               7,098       6,803       6,112       5,885       5,977       6,168       5,875       5,357

  Other income  (excluding securities
    transactions)                         1,282       1,435       1,487       1,609       1,657       1,552       1,496       1,404
  Securities gains, net                       -          11         382          13         191           -           4           -
  Other expenses                         (5,393)     (5,480)     (5,365)     (5,469)     (5,338)     (5,355)     (5,304)     (5,159)
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Income before income tax expense        2,987       2,769       2,616       2,038       2,487       2,365       2,071       1,602
  Income tax expense                     (1,116)     (1,032)       (947)       (737)       (908)       (888)       (738)       (607)
                                       --------    --------    --------    --------    --------    --------    --------    --------
  Net income                           $  1,871    $  1,737    $  1,669    $  1,301    $  1,579    $  1,477    $  1,333    $    995
                                       ========    ========    ========    ========    ========    ========    ========    ========
Per Common Share:
  Basic earnings                       $   0.30    $   0.28    $   0.27    $   0.21    $   0.26    $   0.24    $   0.22    $   0.16
  Diluted earnings                         0.29        0.27        0.26        0.21        0.25        0.24        0.21        0.16
  Dividends declared                       0.06        0.06        0.06        0.06        0.05        0.05        0.05        0.05
  Book value                               9.01        8.72        8.61        8.40        8.31        8.12        7.93        7.75
  Market price
         High                             24.40       18.33       18.25       18.25       16.34       12.24       12.25       10.12
         Low                              18.00       15.00       14.70       15.00       11.60       10.70        9.66        9.35
         Close                            23.00       18.00       15.65       18.00       15.89       11.84       11.35        9.80

Balance Sheet Data (end of quarter):
  Assets                               $819,935    $810,299    $792,338    $774,205    $730,674    $686,860    $660,943    $624,340
  Loans, net                            674,421     647,592     623,214     599,414     599,211     567,722     549,242     514,530
  Deposits                              723,686     727,803     711,988     694,816     648,636     613,030     587,533     549,648
  Shareholders' Equity                   56,387      54,219      53,569      51,576      50,921      49,587      48,352      47,262

                      Table 13: Quarterly Average Balances,
                                Yields and Rates
                             (dollars in thousands)


                                     Fourth Quarter 2003              Third Quarter 2003                  Second Quarter 2003
                                 ---------------------------     -------------------------------      -----------------------------
                                           Interest                           Interest                           Interest
                                 Average   Income or Average      Average     Income or  Average      Average    Income or   Average
                                 Balance    Expense  Rate         Balance      Expense   Rate         Balance     Expense    Rate
                                 -------    -------   ----        -------     -------    ----         -------     -------    ----
ASSETS:
 Federal Funds Sold              $  2,254  $     5    0.88%      $   7,745    $    18    0.92%        $ 11,191    $    31    1.11  %
 Investment Securities
   Available for Sale              59,785      558    3.70          63,960        509    3.16           58,740        515    3.52
 Investment Securities
   Held to Maturity                29,617      370    4.96          15,878        202    5.05                -          -       -
 Loans (1)                        669,474   10,253    6.08         635,170     10,101    6.31          619,581     10,075    6.52
 Interest Bearing Deposits          4,965       13    1.04          23,443         59    1.00           32,588        123    1.51
                                 --------  -------    ----       ---------    -------    ----         --------    -------    ----
TOTAL EARNING ASSETS              766,095   11,199    5.80         746,196     10,889    5.79          722,100     10,744    5.97
     All Other Assets              50,766                           50,356                              56,128
                                 --------                        ---------                            --------

TOTAL ASSETS                     $816,861                        $ 796,552                            $778,228
                                 ========                        =========                            ========

LIABILITIES AND
  SHAREHOLDERS' EQUITY:
 NOW & Money Markets             $264,735      922    1.38       $ 247,017        849    1.36         $231,501        899    1.56
 Savings                           25,282       22    0.35          24,926         22    0.35           24,005         29    0.48
 Time Deposits                    340,734    2,497    2.91         346,420      2,693    3.08          347,706      2,856    3.29
 Federal Funds Purchased and
   Repurchase Agreements           15,962       35    0.87          12,428         23    0.73           12,331         29    0.94
 Short Term Borrowings              1,500       10    2.64           1,342          9    2.66            1,000          7    2.81
 Other Borrowings (2)              10,000      165    6.55          10,000        165    6.55           10,000        163    6.54
                                 --------  -------    ----       ---------    -------    ----         --------    -------    ----
TOTAL INTEREST BEARING
 LIABILITIES                      658,213    3,651    2.20         642,133      3,761    2.32          626,543      3,983    2.55
 Demand Deposits                   97,982                           94,566                              92,525
 Other Liabilities                  5,015                            5,991                               5,979
 Shareholders' Equity              55,651                           53,862                              53,181
                                 --------                        ---------                            --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $816,861                        $ 796,552                            $778,228
                                 ========                        =========                            ========

                                                      ----                               ----                                ----
INTEREST SPREAD (3)                                   3.60%                              3.47%                               3.42%
                                                      ====                               ====                                ====

                                           -------                            -------                             -------
NET INTEREST INCOME                        $ 7,548                            $ 7,128                             $ 6,761
                                           =======                            =======                             =======

NET INTEREST MARGIN (4)                               3.91%                              3.79%                               3.76%
                                                      ====                               ====                                ====

--------------
(1) Interest income on average loans includes net loan fee recognition of $116,000, $114,000 and $128,000 in the fourth, third and second quarter of 2003 respectively. Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

             Table 13: Quarterly Average Balances, Yields and Rates
                             (dollars in thousands)

                                                             First Quarter 2003                    Fourth Quarter 2002
                                                     ----------------------------------     ----------------------------------
                                                                  Interest                              Interest
                                                     Average      Income or     Average     Average     Income or     Average
                                                     Balance      Expense       Rate        Balance     Expense       Rate
                                                     --------     -------       -------     -------     ---------     -------

ASSETS:
   Federal Funds Sold                                $ 13,024     $    38       1.18%       $  5,768    $    19       1.31%
   Investment Securities Available for Sale            47,805         461       3.91          48,389        492       4.03
   Investment Securities Held to Maturity                   -           -          -             344          4       4.61
   Loans (1)                                          604,042      10,075       6.76         591,981     10,256       6.87
   Interest Bearing Deposits                           37,820         123       1.32          11,088         45       1.61
                                                     --------     -------       ----        --------    -------       ----

TOTAL EARNING ASSETS                                  702,691      10,697       6.17         657,570     10,816       6.53
   All Other Assets                                    56,445                                 57,547
                                                     --------                               --------

TOTAL ASSETS                                         $759,136                               $715,117
                                                     ========                               ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:

   NOW & Money Markets                               $222,862         943       1.72        $207,773        927       1.77
   Savings                                             23,244          29       0.51          22,241         33       0.59
   Time Deposits                                      346,895       2,970       3.47         322,461      2,930       3.60
   Federal Funds Purchased and
    Repurchase Agreements                              11,638          27       0.94          10,831         33       1.21
   Short Term Borrowings                                1,000           7       2.84             139          1       2.85
   Other Borrowings (2)                                10,000         161       6.53          10,000        165       6.55
                                                     --------     -------       ----        --------    -------       ----
TOTAL INTEREST BEARING
   LIABILITIES                                        615,639       4,137       2.73         573,445      4,089       2.83
   Demand Deposits                                     85,721                                 85,651
   Other Liabilities                                    6,126                                  5,587
   Shareholders' Equity                                51,650                                 50,434
                                                     --------                               --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                $759,136                               $715,117
                                                     ========                               ========

                                                                                ----                                  ----
INTEREST SPREAD (3)                                                             3.44%                                 3.70%
                                                                                ====                                  ====

                                                                  -------                               --------
NET INTEREST INCOME                                               $ 6,560                               $  6,727
                                                                  =======                               ========

NET INTEREST MARGIN (4)                                                         3.79%                                 4.06%
                                                                                ====                                  ====

-------------
(1) Interest income on average loans includes net loan fee recognition of $154,000 and $114,000 in the first quarter of 2003 and the fourth quarter of 2002 respectively. Nonperforming loans are included in the average loan balance. Income on such nonperforming loans is recognized on a cash basis.
(2) The interest expense and average rate on other borrowings includes the impact of an interest rate swap that was entered into as a hedge of interest rate risk associated with the underlying term debt in October 2001. Under the terms of the interest rate swap, the Company pays a fixed rate of 6.45% and receives a floating rate of interest of 3-month Libor plus 170 basis points. Interest on the swap and term debt is calculated using a 360-day year.
(3)  Represents  the average rate earned minus average rate paid.
(4)  Represents net interest income divided by total earning assets.

       ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In 1997, the SEC adopted amendments to Regulation S-K, Regulation S-X, and various forms to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. The Company's primary market risk exposure category is interest rate risk. The Company is exposed to interest rate risk to the extent there is a mismatch between the interest rate repricing on its assets and liabilities.
Changes in market interest rates will also affect the market value of a significant portion of the Company's assets and liabilities. The Company manages this risk through regular analysis of its gap and liquidity positions. Included in the review is an internal analysis of the possible impact on net interest income and market value of equity due to assumed changes in interest rates. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company. This balance is generally maintained through a monitoring of balance sheet maturity and repricing mix. As noted below, at December 31, 2003, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the sections titled "Liquidity" and "Interest Rate Sensitivity" for further discussion on the Company's management of interest rate risk.


     The Company's sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company's $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at December 31, 2003 and 2002 was approximately ($508,000) and ($691,000), respectively. The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt. For additional information, see Notes 2 and 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

     Non-derivative financial instruments that have market risk are included in Table 3: "Rate Sensitivity Analysis." These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at December 31, 2003 or 2002 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002 would not necessarily be considered to apply at subsequent dates.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and requires management's most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, the Company's primary critical accounting policies are the establishment and maintenance of an allowance for loan loss and the accounting for core deposit intangible assets.

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

     The accounting for the Company's core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through December 31, 2003, the performance of acquired accounts did not differ materially from expectations. At December 31, 2003, the unamortized balance of the core deposit intangible was $4.7 million.

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

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.
Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. The Company assessed its internal control system as of December 31, 2003 in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of December 31, 2003, management believes that the internal controls are in place and operating effectively.

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



/s/ K.C. Trowell
---------------------------
 Chairman of the Board and
    Chief Executive Officer


/s/ Roy D. Jones
---------------------------
 Senior Vice President and
    Chief Financial Officer

Report of Independent Certified Public Accountants

To the Board of Directors and
Shareholders of CNB Florida Bancshares, Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CNB Florida Bancshares, Inc., and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other independent certified public accountants who have ceased operations. Those independent certified public accountants expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.




PricewaterhouseCoopers LLP


Jacksonville, Florida
January 28, 2004

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


ARTHUR ANDERSEN LLP


Jacksonville, Florida
January 23, 2002

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                 December 31,
                                                                                           2003               2002
                                                                                         --------           --------
                                                                                             (dollars in thousands)

                                     ASSETS

Cash and due from banks                                                                  $ 17,158           $ 15,986
Federal funds sold                                                                              -              5,400
Interest-bearing deposits in other banks                                                      909             12,215
                                                                                         --------           --------
       Total cash and cash equivalents                                                     18,067             33,601

Investment securities available for sale                                                   58,831             49,682
Investment securities held to maturity (market value of $29,416 and $0)                    29,536                  -
Loans, net of allowance for loan loss of $7,329 and $6,574                                674,421            599,211
Loans held for sale                                                                         1,063             10,893
Premises and equipment, net                                                                25,150             25,086
Intangible assets, net                                                                      5,345              6,056
Other assets                                                                                7,522              6,145
                                                                                         --------           --------

       Total assets                                                                      $819,935           $730,674
                                                                                         ========           ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing demand                                                          $ 94,995           $ 80,065
    Savings, NOW and money market                                                         294,540            236,284
    Time under $100,000                                                                   173,452            172,671
    Time $100,000 and over                                                                160,699            159,616
                                                                                         --------           --------
        Total deposits                                                                    723,686            648,636
Securities sold under repurchase agreements and federal funds purchased                    22,550             14,446
Other borrowings                                                                           11,500             11,000
Other liabilities                                                                           5,812              5,671
                                                                                         --------           --------
        Total liabilities                                                                 763,548            679,753
                                                                                         --------           --------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 20)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 500,000 shares authorized,
  no shares issued or outstanding                                                               -                  -

Common stock, $.01 par value; 10,000,000 shares authorized,
  6,256,662 and 6,125,500 shares issued and outstanding at
  December 31, 2003 and 2002, respectively                                                     63                 61
Additional paid-in capital                                                                 32,288             30,840
Retained earnings                                                                          24,688             19,912
Accumulated other comprehensive (loss) income, net of taxes                                  (652)               108
                                                                                         --------           --------
        Total shareholders' equity                                                         56,387             50,921
                                                                                         --------           --------
        Total liabilities and shareholders' equity                                       $819,935           $730,674
                                                                                         ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      Year Ended December 31,
                                                                                               2003            2002            2001
                                                                                             -------         -------         -------
                                                                                                (dollars and shares in thousands)

INTEREST INCOME
    Interest and fees on loans                                                               $40,504         $39,275         $38,055
    Interest on investment securities available for sale                                       2,044           1,891           1,864
    Interest on investment securities held to maturity                                           572              99             384
    Interest on federal funds sold                                                                92              73             102
    Interest on interest-bearing deposits                                                        318              60              12
                                                                                             -------         -------         -------
        Total interest income                                                                 43,530          41,398          40,417
                                                                                             -------         -------         -------

INTEREST EXPENSE
    Interest on deposits                                                                      14,731          14,800          17,751
    Interest on repurchase agreements and federal funds purchased                                114             191             552
    Interest on other borrowings                                                                 687             655           1,326
                                                                                             -------         -------         -------
        Total interest expense                                                                15,532          15,646          19,629
                                                                                             -------         -------         -------
NET INTEREST INCOME                                                                           27,998          25,752          20,788

PROVISION FOR LOAN LOSS                                                                        2,100           2,375           2,050
                                                                                             -------         -------         -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS                                             25,898          23,377          18,738
                                                                                             -------         -------         -------
NON-INTEREST INCOME
    Service charges                                                                            3,594           3,273           2,974
    Secondary market mortgage sales                                                            1,348           2,123           1,917
    Other fees and charges                                                                       871             713             613
    Gain on sale of securities available for sale                                                406             195             129
                                                                                             -------         -------         -------
        Total non-interest income                                                              6,219           6,304           5,633
                                                                                             -------         -------         -------
NON-INTEREST EXPENSE
    Salaries and employee benefits                                                            11,079          11,095          10,252
    Occupancy and equipment expenses                                                           3,603           3,427           3,113
    Other operating expenses                                                                   7,025           6,634           6,471
                                                                                             -------         -------         -------
        Total non-interest expense                                                            21,707          21,156          19,836
                                                                                             -------         -------         -------
INCOME BEFORE INCOME TAXES                                                                    10,410           8,525           4,535

INCOME TAXES                                                                                   3,833           3,141           1,594
                                                                                             -------         -------         -------
NET INCOME                                                                                   $ 6,577         $ 5,384         $ 2,941
                                                                                             =======         =======         =======

EARNINGS PER COMMON SHARE
    Basic earnings per common share                                                          $  1.06         $  0.88         $  0.48
                                                                                             =======         =======         =======

    Basic weighted average common shares outstanding                                           6,199           6,104           6,095
                                                                                             =======         =======         =======

    Diluted earnings per common share                                                        $  1.03         $  0.87         $  0.48
                                                                                             =======         =======         =======

    Diluted weighted average common shares outstanding                                         6,399           6,216           6,188
                                                                                             =======         =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001




                                                                                                    Accumulated
                                                                                                       Other             Total
(dollars and shares in thousands)                        Common Stock      Additional               Comprehensive    Shareholders'
                                                       ---------------      Paid-In     Retained    Income (Loss),      Equity
                                                       Shares    Value      Capital     Earnings    Net of Taxes
                                                       ------    -----     ----------   --------    ------------       ---------

BALANCE, December 31, 2000                              6,099    $  61      $30,581     $ 14,027       $  (33)         $  44,636

Comprehensive income:
      Net income                                                                           2,941
      Change in unrealized gain on investment
      securities available for sale, net of $210 taxes                                                    353
      Change in fair value of cash flow hedges, net
            of $3 taxes                                                                                     6
               Total comprehensive income                                                                                  3,300
Cash dividends declared ($0.20 per share)                                                 (1,219)                         (1,219)
Exercise of stock options                                  31                   166                                          166
Repurchase of common stock                                (24)                 (234)                                        (234)
Issuance of restricted stock                                                     20                                           20
                                                        -----    -----      -------     --------        -----          ---------
BALANCE, December 31, 2001                              6,106       61       30,533       15,749          326             46,669

Comprehensive income:
      Net income                                                                           5,384
      Change in unrealized gain on investment
      securities available for sale, net of $131 taxes                                                    221
      Change in fair value of cash flow hedges, net
            of ($261) taxes                                                                              (439)
               Total comprehensive income                                                                                  5,166
Cash dividends declared ($0.20 per share)                                                 (1,221)                         (1,221)
Tax benefit from exercise of stock options                                      161                                          161
Exercise of stock options                                  30                   246                                          246
Repurchase of common stock                                (10)                 (100)                                        (100)
                                                        -----    -----      -------     --------        -----          ---------
BALANCE, December 31, 2002                              6,126       61       30,840       19,912          108             50,921


Comprehensive income:
      Net income                                                                           6,577
      Change in unrealized loss on investment
      securities available for sale, net of ($519) taxes                                                 (874)
      Change in fair value of cash flow hedges, net
          of $68 taxes                                                                                    114
               Total comprehensive income                                                                                  5,817
Cash dividends declared ($0.24 per share)                                                 (1,801)                         (1,801)
Tax benefit from exercise of stock options                                      247                                          247
Exercise of stock options                                 131        2        1,201                                        1,203
                                                        -----    -----      -------     --------        -----          ---------
BALANCE, December 31, 2003                              6,257    $  63      $32,288     $ 24,688        $(652)         $  56,387
                                                        =====    =====      =======     ========        =====          =========

     The accompanying notes are an integral part of these consolidated financial statements.

                   CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year Ended December 31,
                                                                                                2003           2002          2001
                                                                                              ---------     ---------     ---------
                                                                                                      (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                  $   6,577     $   5,384     $   2,941
  Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of securities available for sale                                                 (406)         (195)         (129)
     Depreciation and amortization                                                                2,575         2,507         2,046
     Provision for loan loss                                                                      2,100         2,375         2,050
     Investment securities amortization (accretion), net                                            567           267            (6)
     Non-cash compensation                                                                            -             -            20
     Net proceeds from (origination of) loans held for sale                                       9,830          (985)        8,947
     Loss on sale of bank property                                                                   63             -             -
     Gain on sale of credit card portfolio                                                          (55)            -             -
     Deferred income tax benefit                                                                   (186)         (361)         (715)
     Changes in operating assets and liabilities:
           Other assets                                                                            (559)       (1,229)          928
           Other liabilities                                                                         13         1,357           194
                                                                                              ---------     ---------     ---------
              Net cash provided by operating activities                                          20,519         9,120        16,276
                                                                                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in loans                                                                       (78,285)      (95,145)     (137,959)
    Purchases of investment securities available for sale                                       (59,177)      (47,069)      (42,840)
    Purchases of investment securities held to maturity                                         (29,850)            -             -
    Proceeds from sales of investment securities available for sale                              10,382        15,191         1,726
    Proceeds from called investment securities available for sale                                14,000         8,140        14,100
    Proceeds from called investment securities held to maturity                                       -         4,060         3,395
    Proceeds from maturities of investment securities available for sale                         12,500         3,959        26,690
    Proceeds from principal repayments on investment securities available for sale               11,602         3,380         1,256
    Proceeds from principal repayments on investment securities held to maturity                    303             -             3
    Purchases of premises and equipment                                                          (2,235)         (680)       (3,356)
    Proceeds from sale of premises and equipment                                                    245             -             -
    Proceeds from sale of credit card portfolio                                                   1,031             -             -
    Branches acquired from Republic Bank                                                              -             -        41,921
                                                                                              ---------     ---------     ---------
              Net cash used in investing activities                                            (119,484)     (108,164)      (95,064)
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                                     75,050       115,745       102,848
    Net increase (decrease) in securities sold under repurchase agreements
      and federal funds purchased                                                                 8,104        (3,702)       (2,994)
    Net decrease in FHLB advances                                                                     -             -       (30,000)
    Proceeds from other borrowings                                                                  500         1,000        10,000
    Cash dividends                                                                               (1,426)       (1,221)       (1,219)
    Repurchase of common stock                                                                        -          (100)         (234)
    Proceeds from exercise of stock options                                                       1,203           246           166
                                                                                              ---------     ---------     ---------
              Net cash provided by financing activities                                          83,431       111,968        78,567
                                                                                              ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                            (15,534)       12,924          (221)

CASH AND CASH EQUIVALENTS, beginning of year                                                     33,601        20,677        20,898
                                                                                              ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of year                                                        $  18,067     $  33,601     $  20,677
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

      Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company follows generally accepted accounting principles and reporting practices applicable to the banking industry in the United States. Certain amounts relating to 2002 and 2001 have been reclassified to conform with current year presentation.

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

      Amortization of premiums and accretion of discounts are recognized as adjustments to interest income. Realized gains and losses are recognized using the specific identification method. Investment securities available for sale are periodically reviewed for other than temporary declines in value. If such a decline is determined to have occurred, the amount of the decline is transferred from other comprehensive income and immediately recorded in current period earnings. There have been no other-than-temporary impairment losses recorded during the years ended December 31, 2003, 2002 and 2001.

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

      Loan fees, net of loan origination costs, are deferred and amortized as yield adjustments over the respective loan terms using a method that does not differ significantly from the interest method. For 2003, 2002 and 2001, net loan fees included in interest income amounted to approximately $512,000, $494,000 and $979,000, respectively.

      Allowance for Loan Loss
      The allowance for loan loss is an amount that management believes is adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that collectibility of the principal is unlikely. The evaluation of collectibility takes into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The determination of the allowance for loan loss considers both specifically identified impaired loans, as well as expected losses on large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, since either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

      Loans Held for Sale
      Loans held for sale include residential mortgage loans originated with the intent to sell in the secondary market. Loans held for sale are carried at the lower of cost or market value. Any amount by which cost exceeds market value is accounted for as a valuation allowance, with changes in the valuation allowance reflected in earnings. There were no valuation allowances at December 31, 2003 and 2002.

      Premises and Equipment
      Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which ranged from three to forty years. Maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions are reflected in income.

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

      Intangible Assets
      The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles ("SFAS 142") on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for reassessment of the useful lives of existing intangibles and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a two-step transitional goodwill impairment test. The Company completed the transitional goodwill impairment test during the first quarter of 2002 and determined that goodwill at transition was not impaired.

      At both December 31, 2003 and 2002, the Company had goodwill with a carrying value of $646,000. Beginning January 1, 2002, in accordance with SFAS 142, goodwill is no longer being amortized, but is instead evaluated for impairment at least annually. Amortization of goodwill was approximately $70,000 for 2001. Absent the impact of goodwill amortization in 2001, net income, basic earnings per common share and diluted earnings per common share would have been $3,011,000, $0.49 and $0.49, for the year ended December 31, 2001, respectively.

      The Company's other intangible asset consists of core deposit intangibles that are being amortized over their estimated useful life of 10 years. Amortization expense related to core deposit intangibles was $712,000, $746,000 and $473,000 for 2003, 2002 and 2001 respectively. Estimated amortization expense on core deposit intangibles for the years ended December 31, 2004 through December 31, 2008 are as follows:




                       2004                 $638,000
                       2005                  638,000
                       2006                  636,000
                       2007                  631,000
                       2008                  631,000



      The gross carrying value and accumulated amortization related to core deposit intangibles at December 31, 2003 was $7.3 million and $2.6 million, respectively. The gross carrying value and accumulated amortization of core deposits was $7.3 million and $1.9 million at December 31, 2002, respectively. Periodically, the Company reviews its core deposit intangibles for events or changes in circumstances that may indicate that the carrying amounts of the assets are not recoverable. There were no impairment losses on core deposits during the years ended December 31, 2003, 2002 and 2001.

      Interest Rate Contract
      As more fully described in Note 8, "Other Borrowings," during 2001 the Company entered into a pay-fixed interest rate contract as a hedge of interest rate risk related to a term loan entered into with a bank. The interest rate contract is accounted for under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities, which requires all derivatives to be stated at fair value and was adopted by the Company on January 1, 2001. Because the Company was not a party to derivative contracts at adoption of this standard, the adoption did not have a material impact of the financial position or results of operations of the Company. Upon entering into the interest rate swap, the contract was designated as a cash flow hedge of the forecasted variable interest payments to be made under the term loan. The interest rate swap is recorded in the financial statements at fair value, with changes in value reflected in other comprehensive income. Unrealized gains and losses on the interest rate contract are reclassified from other comprehensive income to interest expense when the hedged transaction impacts earnings. The effectiveness of the hedging relationship is evaluated at least every three months. There was no hedge ineffectiveness for the years ended December 31, 2003 and 2002. The interest rate contract had an unrealized loss, net of taxes, at December 31, 2003 and 2002 of ($318,000) and ($433,000), respectively. Of the unrealized loss at December 31, 2003, the Company expects to reclassify approximately $232,000 of pre-tax expense from other comprehensive income to interest expense over the next twelve months. This estimate is based on market interest rates on December 31, 2003 and is subject to variability to the extent interest rates fluctuate over this time period.

      Stock-Based Compensation
      The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted in 2003, 2002 and 2001, over the vesting life of the options, pro forma stock-based compensation expense (net of tax) for the years ended December 31, 2003, 2002 and 2001, would have been $203,000, $233,000 and $123,000, respectively. The following table outlines pro forma net income and earnings per common share that have been reported if the Company had adopted the fair value provisions of SFAS 123 (dollars in thousands, except per share data):


                                                         As Reported                             Pro Forma
                                           ------------------------------------     -----------------------------------
                                               2003         2002         2001           2003        2002        2001
                                           ---------     ---------    ---------     ----------    --------    ---------
Net income ...........................     $   6,577     $   5,384    $   2,941     $    6,374    $  5,151    $   2,818
Basic earnings per common share ......     $    1.06     $    0.88    $    0.48     $     1.03    $   0.84    $    0.46
Diluted earnings per common share ....     $    1.03     $    0.87    $    0.48     $     1.00    $   0.83    $    0.46

      The Company entered into a definitive agreement to be acquired by The South Financial Group, Inc. on January 21, 2004. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. Upon approval of the transaction by Company shareholders, all currently unvested stock options will become exercisable. As of December 31, 2003, unrecognized pro forma compensation expense on outstanding, unvested stock options totaled $675,000. Assuming Company shareholders approve the transaction; unrecognized pro forma compensation expense would be included in pro forma net income and earnings per common share as noted above in the period shareholder approval for the transaction is obtained. The shareholder meeting to vote on the transaction is expected to be held in the second quarter of 2004.

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

      The weighted-average  grant date fair values of the options granted during
      2003,   2002  and  2001   were   based  on  the   following   assumptions:


                                                               Risk-Free                        Dividend
                                                             Interest Rates                       Yield
                                                       --------------------------       --------------------------
                                                        2003       2002      2001       2003       2002       2001
                                                       -----       ----      ----       ----       ----       ----
     Performance-based incentive and other stock
     option plans  ...........................          2.49%      5.13%     3.75%      1.54%      1.88%      2.08%


                                                              Expected Lives                   Volatility
                                                      ---------------------------       --------------------------
                                                        2003       2002      2001       2003       2002       2001
                                                       -----       ----      ----       ----       ----       ----

     Performance-based incentive and other stock
     option plans  ...........................        6 years     6 years   6 years      37%        38%        36%

      Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options. Accordingly, the pro forma results of applying SFAS 123 in 2003, 2002 and 2001 may not be indicative of future amounts.

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

      Earnings Per Common Share
      Basic earnings per common share is calculated based on the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the years ended December 31, 2003, 2002 and 2001.

      Supplemental Cash Flow Information
      For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, amounts due from banks, interest-bearing deposits in other banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods and all cash equivalents have an original maturity of 90 days or less. Cash paid for interest was approximately $15,630,000, $16,125,000 and $19,029,000 during 2003, 2002 and 2001, respectively, and cash paid for income taxes was approximately $3,737,000, $3,388,000 and $2,025,000 during 2003, 2002 and 2001, respectively.

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

      In June 2002, the FASB issued SFAS 146, Accounting for Certain Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company's consolidated financial statements.

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

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The disclosure provisions of SFAS 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. For information related to the Company's accounting for its stock option award plans and for the related disclosures required by SFAS 123, see Stock Based Compensation above. The Company began reporting quarterly information with respect to the impact of stock-based compensation on reported and pro forma earnings in the first quarter of 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities - an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

     o The direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights.
     o The obligations to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities
     o The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

      In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46(R)"). FIN 46(R) is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the pronouncement and based on whether a company has adopted FIN 46. The Company anticipates adopting FIN 46(R) as of March 31, 2004 and does not expect that it will have a material impact on the Company's results of operations or financial condition. The Company does not have any interests in variable interest entities that are subject to the provisions of FIN 46 or FIN 46(R).

3.    INVESTMENT SECURITIES

      Amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, 2002 and 2001 are as follows (in thousands):



2003                                       U.S.            U.S.             State,        Mortgage-
                                         Treasury       Government       County, and       Backed
                                        Securities       Agencies         Municipal      Securities         Other            Total
                                        ----------       --------         ---------      ----------         -----            -----

Amortized cost ..................        $  4,006        $ 25,506         $  2,168        $ 24,564         $  3,119        $ 59,363
Gross unrealized:
Gains ...........................               2               -               64               -                -              66
Losses ..........................               -            (541)               -             (57)               -            (598)
                                         --------        --------         --------        --------         --------        --------
Estimated fair value ............        $  4,008        $ 24,965         $  2,232        $ 24,507         $  3,119        $ 58,831
                                         ========        ========         ========        ========         ========        ========



2002                                       U.S.            U.S.             State,        Mortgage-
                                         Treasury       Government       County, and       Backed
                                        Securities       Agencies         Municipal      Securities         Other            Total
                                        ----------       --------         ---------      ----------         -----            -----


Amortized cost ..................         $ 4,008         $24,027         $ 1,743         $16,045         $ 2,997         $48,820
Gross unrealized:
Gains ...........................               8             653              42             159               -             862
Losses ..........................               -               -               -               -               -               -
                                          -------         -------         -------         -------         -------         -------
Estimated fair value ............         $ 4,016         $24,680         $ 1,785         $16,204         $ 2,997         $49,682
                                          =======         =======         =======         =======         =======         =======



2001                                                       U.S.             State,        Mortgage-
                                                        Government       County, and       Backed
                                                         Agencies         Municipal      Securities         Other            Total
                                                         --------         ---------      ----------         -----            -----

Amortized cost ..................                        $ 20,870        $    935        $  6,841        $  3,847        $ 32,493
Gross unrealized:
Gains ...........................                             580              37              13               -             630
Losses ..........................                               -               -            (120)              -            (120)
                                                         --------        --------        --------        --------        --------
Estimated fair value ............                        $ 21,450        $    972        $  6,734        $  3,847        $ 33,003
                                                         ========        ========        ========        ========        ========

Amortized cost and estimated fair value of investment securities held to maturity at December 31, 2003 and 2001 are as follows (in thousands). There were no investment securities held to maturity at December 31, 2002.

2003                                                                       U.S.                   Mortgage-
                                                                       Government                  Backed
                                                                        Agencies                 Securities                  Total
                                                                        --------                 ----------                  -----

Amortized cost ........................................                 $ 25,000                  $  4,536                 $ 29,536
Gross unrealized:
Gains .................................................                        -                        10                       10
Losses ................................................                     (130)                        -                     (130)
                                                                        --------                  --------                 --------
Estimated fair value ..................................                 $ 24,870                  $  4,546                 $ 29,416
                                                                        ========                  ========                 ========




2001                                                                                           U.S.
                                                                                           Government
                                                                                            Agencies                         Total
                                                                                            --------                         -----

Amortized cost .......................................................                       $ 4,060                        $ 4,060
Gross unrealized:
Gains ................................................................                             -                              -
Losses ...............................................................                            (3)                            (3)
                                                                                             -------                        -------
Estimated fair value .................................................                       $ 4,057                        $ 4,057
                                                                                             =======                        =======


Of the Company's investment securities in an unrealized loss position held at December 31, 2003, none were in an unrealized loss position for a period of more than twelve months. Interest income earned on tax-exempt securities in 2003, 2002 and 2001 was approximately $91,000, $40,000 and $48,000, respectively. Dividends of approximately $144,000, $171,000 and $226,000 on stock of the Federal Reserve Bank and the Federal Home Loan Bank are included in interest on investment securities available for sale in 2003, 2002 and 2001, respectively.


The amortized cost and estimated fair value of securities at December 31, 2003, by contractual maturity, are shown below (in thousands):

                                                                     Investment Securities                Investment Securities
                                                                       Available for Sale                   Held to Maturity
                                                                       ------------------                   ----------------
                                                                  Amortized          Estimated         Amortized          Estimated
                                                                     Cost            Fair Value           Cost            Fair Value
                                                                  ---------          ---------         ---------          ---------
Due in:
One year or less ........................................           $ 4,006           $ 4,008           $     -           $     -
After one through five years ............................             5,506             5,437                 -                 -
After five through ten years ............................            10,608            10,670             7,500             7,496
Over ten years ..........................................            11,560            11,090            17,500            17,374
Mortgage-backed securities and others ...................            27,683            27,626             4,536             4,546
                                                                    -------           -------           -------           -------
                                                                    $59,363           $58,831           $29,536           $29,416
                                                                    =======           =======           =======           =======

At December 31, 2003, securities with an amortized cost of approximately $55,011,000 and an estimated fair value of approximately $54,290,000 were pledged to collateralize public funds, treasury tax and loan deposits, and repurchase agreements.


Gross realized gains on sales of investment securities available for sale were $406,000, $195,000 and $129,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively. There were no gross realized losses during these periods, nor were there any sales of investment securities held to maturity.

4.    LOANS, ALLOWANCE FOR LOAN LOSS AND NONPERFORMING ASSETS
      Loans at December 31, 2003 and 2002 were comprised of the following (in thousands):

                                                                                                   2003                     2002
                                                                                                 ---------                ---------
Commercial .......................................................................               $ 120,033                $ 111,033
Commercial real estate ...........................................................                 365,911                  324,525
Mortgages (including home equity) ................................................                 157,325                  132,513
Consumer .........................................................................                  32,510                   32,199
Credit card ......................................................................                       -                    1,164
Tax free .........................................................................                   5,971                    4,351
                                                                                                 ---------                ---------
   Total loans, net of unearned interest and fees ................................                 681,750                  605,785
Less allowance for loan loss .....................................................                  (7,329)                  (6,574)
                                                                                                 ---------                ---------
   Net loans .....................................................................               $ 674,421                $ 599,211
                                                                                                 =========                =========


Activity in the allowance for loan loss was as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                                                2003                   2002                   2001
                                                                              -------                -------                -------
Balance at beginning of year ..................................               $ 6,574                $ 5,205                $ 3,670
   Provision ..................................................                 2,100                  2,375                  2,050
   Charge-offs ................................................                (1,449)                (1,232)                  (875)
   Recoveries .................................................                   104                    226                    250
   Republic acquisition .......................................                     -                      -                    110
                                                                              -------                -------                -------
   Balance at end of year .....................................               $ 7,329                $ 6,574                $ 5,205
                                                                              =======                =======                =======

Non accrual loans totaled approximately $3,292,000 and $5,611,000 at December 31, 2003 and 2002, respectively. Foregone interest, which would have otherwise been recorded on nonaccrual loans, including those loans that were nonaccrual at sometime during the year and later paid, reinstated or charged off, was approximately $360,000, $402,000 and $96,000, in 2003, 2002 and 2001,
respectively. In addition to nonaccrual loans, nonperforming assets include loans past due 90 days and still accruing interest, other real estate owned related to property acquired by foreclosure in settlement of debt and repossessed assets. Loans past due 90 days and still accruing interest were $387,000 and $2,439,000 at December 31, 2003 and 2002, respectively. Other real estate owned and repossessed assets was approximately $133,000 and $24,000 at December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated statements of financial condition.

The Company recognizes income on impaired loans primarily on the cash basis. Impaired loans are considered to be loans with a probability that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any change in the present value of expected cash flows is recognized through the allowance for loan loss. Impaired loan information for the year ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                                                             2003             2002             2001
                                                                                            ------           ------           ------
Impaired loans with an allowance ................................................           $3,237           $6,351           $1,361
                                                                                            ======           ======           ======
Allowance for loan loss on impaired loans .......................................           $  647           $  903           $  204
                                                                                            ======           ======           ======
Interest income recognized on impaired loans during the year ....................           $  195           $  348           $   66
                                                                                            ======           ======           ======

The average balance of impaired loans during 2003, 2002 and 2001 approximated $5.8 million, $3.2 million and $1.0 million, respectively.

5.    PREMISES AND EQUIPMENT
      Premises and equipment were comprised of the following components at December 31 (in thousands):

                                                                                                    2003                      2002
                                                                                                  --------                 --------
Buildings and improvements .......................................................                $ 21,182                 $ 20,130
Equipment and furnishings ........................................................                   9,905                    8,942
Land .............................................................................                   5,119                    5,208
Construction in progress .........................................................                       -                       94
                                                                                                  --------                 --------
                                                                                                    36,206                   34,374
Less accumulated depreciation and amortization ...................................                 (11,056)                  (9,288)
                                                                                                  --------                 --------
                                                                                                  $ 25,150                 $ 25,086
                                                                                                  ========                 ========

Depreciation expense was approximately $1,863,000, $1,761,000 and $1,503,000 for 2003, 2002 and 2001, respectively.

6.    DEPOSITS
      At December 31, 2003, the scheduled maturities of certificates of deposit are as follows (in thousands):

                 2004.........................      $235,921
                 2005.........................        57,557
                 2006.........................        25,985
                 2007.........................        13,473
                 2008.........................         1,215
           Thereafter.........................             -
                                                    --------
                                                    $334,151
                                                    ========

Interest expense on deposits was as follows for the years ended December 31 (in thousands):

                                         2003      2002      2001
                                       -------   -------   -------
             NOW ...................   $ 1,310   $ 1,543   $ 1,664
             Money market ..........     2,303     1,889     2,235
             Savings ...............       102       155       196
             Certificates of deposit    11,016    11,213    13,656
                                       -------   -------   -------
                                       $14,731   $14,800   $17,751
                                       =======   =======   =======

7.    REPURCHASE AGREEMENTS
      The Bank has entered into repurchase agreements with several customers under which the Bank pledges investment securities owned and under its control as collateral against the one-day agreements. These transactions do not satisfy the financial instrument sale criteria outlined under generally accepted accounting principles. Therefore, the investment securities remain recorded on the Company's balance sheet, while the related repurchase agreements are reflected as borrowed funds. The following table outlines the average and highest amounts outstanding, interest expense and average rate paid on repurchase agreements for the years ended December 31, 2003, 2002 and 2001:

                                                                         2003                     2002                     2001
                                                                      -----------              -----------              -----------
Average daily balance ...................................             $13,024,000              $11,557,000              $12,284,000
Highest amount outstanding at
   any month end ........................................              22,550,000               19,190,000               19,136,000
Interest expense ........................................                 113,000                  158,000                  443,000
Average rate paid .......................................                    0.87%                    1.37%                    3.61%
Average rate paid at year-end ...........................                    0.69%                    0.97%                    1.53%

8.    OTHER BORROWINGS
      During 2001 the Bank received funding from Federal Home Loan Bank (FHLB) advances. The advances were collateralized by a portion of the Bank's residential mortgage portfolio and the average rate paid in 2001 on the advances was 5.06%. Interest expense paid in 2001 on FHLB advances was approximately $1,061,000. The highest amount outstanding during 2001 was $40,000,000. There were no balances outstanding at December 31, 2001. The Bank did not utilize funding from the FHLB during 2003 and 2002.

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

      In October 2001, the line of credit agreement was modified into two facilities as follows:

      o Facility A: $3,000,000 line of credit maturing June 30, 2002 (subsequently renewed through June 30, 2004). Interest is variable at 90-day Libor plus 145 basis points.
      o Facility B: $10,000,000 term loan maturing October 3, 2006. Interest is variable at 90-day Libor plus 170 basis points and was 2.85% at December 31, 2003. Semi-annual principal payments of $714,286 begin in April 2004, with the remainder due at maturity.

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

      Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of December 31, 2003, the Company was in compliance with all covenants.

      At December 31, 2003 there was $10,000,000 outstanding under Facility B and $1,500,000 outstanding under Facility A, with an interest rate of 2.63%. At December 31, 2002, there was $10,000,000 outstanding under Facility B and $1,000,000 outstanding on Facility A, with an interest rate of 2.85%.

      In addition to the amended line of credit agreement, the Company entered into a $10,000,000 notional pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 90-day Libor plus 170 basis points. The interest rate swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10,000,000 term loan noted above (Facility B). Interest expense on Facility B including the impact of the interest rate swap, was $654,000 during 2003 and 2002. The notional amount of the interest rate swap amortizes in the same manner as Facility B.

9.    OTHER OPERATING EXPENSES
      Components of other operating expenses are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                   2003                  2002                  2001
                                                  ------                ------                ------
Data processing ...............................   $1,514                $1,328                $1,104
Communications ................................      747                   764                   595
Legal and professional ........................      763                   689                   618
Postage and delivery ..........................      739                   700                   671
Amortization of intangible assets .............      712                   746                   543
Advertising and promotion .....................      553                   532                   687
Supplies ......................................      387                   410                   578
Regulatory fees ...............................      274                   239                   255
Loan expense ..................................      260                   242                   248
Administrative ................................      164                   163                   211
Directors fees ................................      105                    88                    70
Education expense .............................      100                   131                   101
Insurance and bonding .........................       98                    76                   105
Dues and subscriptions ........................       83                    97                   100
Other general operating .......................       78                    79                    67
Other .........................................      448                   350                   518
                                                  ------                ------                ------
                                                  $7,025                $6,634                $6,471
                                                  ======                ======                ======


10.   INCOME TAXES
      The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 consisted of the following components (in thousands):

                                        2003             2002            2001
                                      -------          -------          -------
Current:
   Federal ..................         $ 3,418          $ 2,978          $ 1,958
   State ....................             601              524              351
                                      -------          -------          -------
     Total ..................         $ 4,019          $ 3,502          $ 2,309
                                      =======          =======          =======


Deferred:
   Federal ..................         $  (159)         $  (308)         $  (611)
   State ....................             (27)             (53)            (104)
                                      -------          -------          -------
     Total ..................         $  (186)         $  (361)         $  (715)
                                      =======          =======          =======

Total:
   Federal ..................         $ 3,259          $ 2,670          $ 1,347
   State ....................             574              471              247
                                      -------          -------          -------
     Total ..................         $ 3,833          $ 3,141          $ 1,594
                                      =======          =======          =======

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their respective tax bases. Significant components of and the resultant deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                                                                         2003                 2002
                                                                                                       -------              -------
Gross deferred tax assets:
   Loan loss provisions ..................................................................             $ 2,667              $ 2,330
   Unrealized loss on interest rate swap .................................................                 189                  260
   Unrealized loss on investment securities available for sale ...........................                 198                    -
   Intangible assets .....................................................................                 346                  266
   Other items ...........................................................................                 138                   36
                                                                                                       -------              -------
                                                                                                         3,538                2,892

Gross deferred tax liabilities:
   Property and equipment ................................................................              (1,284)                (991)
   Unrealized gain on investment securities available for sale ...........................                   -                 (324)
                                                                                                       -------              -------
                                                                                                        (1,284)              (1,315)
                                                                                                       -------              -------
Net deferred tax asset ...................................................................             $ 2,254              $ 1,577
                                                                                                       =======              =======



A reconciliation of the statutory federal income tax rate and the effective tax rate is summarized as follows for the years ended December 31, 2003, 2002 and 2001:

                                                   2003        2002        2001
                                                   ----        ----        ----

Statutory rates ............................       34.0%       34.0%       34.0%
Increase (decrease) resulting from:
   Effect of tax-exempt income .............       (1.1)       (1.1)       (2.1)
   State income taxes, net .................        3.6         3.6         3.6
   Nondeductible expenses and other ........        0.3         0.3        (0.3)
                                                   ----        ----        ----
                                                   36.8%       36.8%       35.2%
                                                   ====        ====        ====


11.   LEASE COMMITMENTS
      The Company leases certain office space and equipment under noncancelable operating leases with options to renew at varying terms. Future minimum rental payments, by year and in the aggregate, required under these leases are as follows at December 31, 2003:

                     2004...........................   $  317,000
                     2005...........................      290,000
                     2006...........................      249,000
                     2007...........................      206,000
                     2008...........................      178,000
               Thereafter...........................      514,000
                                                       ----------
                                                       $1,754,000
                                                       ==========

12. COMPREHENSIVE INCOME
      The Company's comprehensive income consists of net income and changes in unrealized gains (losses) on securities available for sale and cash flow hedges, net of income taxes. Comprehensive income for the years ended December 31, 2003, 2002 and 2001 is calculated as follows (in thousands):

                                                                                            2003         2002         2001
                                                                                          -------      -------      -------
Unrealized (loss) gain recognized in other comprehensive
 income (net):
     Available for sale securities ..............................................         $(1,394)     $   352      $   563
     Interest rate swap designated as cash flow hedge ...........................             183         (700)           9
                                                                                          -------      -------      -------
     Total unrealized (loss) gain before income taxes ...........................          (1,211)        (348)         572
     Deferred income taxes ......................................................             451          130         (213)
                                                                                          -------      -------      -------
        Net of deferred income tax ..............................................         $  (760)     $  (218)     $   359
                                                                                          =======      =======      =======

Amounts reported in net income:
     Gain on sale of securities .................................................         $   406      $   195      $   129
     Interest rate swap designated as cash flow hedge ...........................            (356)        (290)         (54)
     Net amortization (accretion) ...............................................             567          267           (6)
                                                                                          -------      -------      -------
     Reclassification adjustment ................................................             617          172           69
     Deferred income taxes ......................................................            (230)         (64)         (26)
                                                                                          -------      -------      -------
        Reclassification adjustment, net of deferred income tax .................         $   387      $   108      $    43
                                                                                          =======      =======      =======

Amounts reported in other comprehensive income:
     Net unrealized (loss) gain arising during period, net of tax ...............         $  (373)     $  (110)     $   402
     Reclassification adjustment, net of tax ....................................            (387)        (108)         (43)
                                                                                          -------      -------      -------
     Unrealized (loss) gain recognized in other comprehensive
        income (net) ............................................................            (760)        (218)         359
     Net income .................................................................           6,577        5,384        2,941
                                                                                          -------      -------      -------
        Total comprehensive income ..............................................         $ 5,817      $ 5,166      $ 3,300
                                                                                          =======      =======      =======



13.   LOANS TO RELATED PARTIES
      Certain officers and directors, and companies in which they held a 10% or more beneficial ownership, were indebted to (or in some cases, guaranteed loans by) the Bank. An analysis of such activities follows (in thousands):

                                                          2003            2002
                                                        -------         -------
Balance, January 1 .............................        $ 7,591         $ 8,223
   New loans and advances ......................          2,079           2,742
   Repayments (excluding renewals) .............         (1,198)         (3,374)
                                                        -------         -------
Balance, December 31 ...........................        $ 8,472         $ 7,591
                                                        =======         =======

The loans set forth above were made in the normal course of business at prevailing interest rates and terms.

14.   DIVIDEND RESTRICTIONS
      The Company's primary source of funds is dividends it receives from the Bank. The payment of dividends by the Bank, in turn, is subject to the regulations of the Comptroller of the Currency, which require, among other things, that dividends be paid only from net profits of the current and immediately preceding two years. At December 31, 2003, the Bank had approximately $15,164,000 of retained earnings available for dividends to the Company without being required to seek special regulatory approvals.

      As discussed in Note 8 - Other Borrowings, in connection with the Company's debt covenants, no increases in dividends paid by the Company to its common shareholders are permitted without consent of the lender.


15.   EQUITY
      Dividends Declared
      During 2003, 2002 and 2001 the Company declared cash dividends of $0.24, $0.20 and $0.20 per share, respectively. At December 31, 2003 the Company had declared and unpaid dividends of $375,000.


16.   STOCK BASED COMPENSATION
      Stock Options
      The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The terms of the Performance-Based Incentive Plan ("the Plan"), which were approved by shareholders at the annual meeting in April 1998, allowed for a maximum grant of 540,000 shares. In May 2001, shareholders approved a proposal to increase the number of shares that may be granted under the long-term incentive component of the Plan to 800,000 shares. Prior to the approval of the Plan, there were issued and outstanding options totaling 166,766 of which 33,306 were exercised in 2000, 18,626 were exercised in 2001, 6,922 were exercised in 2002 and 11,662 were exercised in 2003. There are 90,025 shares remaining to be issued under the Plan as of December 31, 2003. Generally, the options granted under the Plan become exercisable over a three to four year period following the year of grant, and expire ten years after the date of the grant. The grant price of all options has been equal to the estimated fair market value of a share of stock as of the date of grant.


      Options outstanding and the activity for December 31, 2003, 2002 and 2001 are presented below:


                                                             2003                        2002                       2001
                                                    ------------------------     ------------------------    -----------------------
                                                                  Weighted-                   Weighted-                   Weighted-
                                                                   Average                     Average                     Average
                                                    Shares       Grant Price     Shares      Grant Price     Shares      Grant Price
                                                    --------     -----------     -------     -----------     -------     -----------
Employee stock option plans:
     Outstanding at beginning of year ..........    684,712       $    8.29      637,634      $    8.34      621,760      $   7.58
        Options granted ........................     91,500           15.65      112,000          10.90       72,500          9.60
        Options exercised ......................    131,162            9.16       29,547           8.33       30,876          5.39
        Options forfeited ......................     12,500           11.37       35,375           9.96       25,750          8.86
                                                    -------       ---------      -------      ---------      -------      --------
     Outstanding at end of year ................    632,550       $    9.53      684,712      $    8.68      637,634      $   8.34
                                                    =======       =========      =======      =========      =======      ========

     Options exercisable at year-end ...........    470,050       $    8.38      522,503      $    8.29      493,087      $   7.97
                                                    =======       =========      =======      =========      =======      ========

Weighted-average fair value of options
   granted during the year .....................                  $    4.50                   $    4.12                   $   3.17
                                                                  =========                   =========                   ========

The following table summarizes information about stock options outstanding at December 31, 2003.

                               Outstanding                   Exercisable
                     -------------------------------     ----------------------
                                 Average    Average                   Average
     Exercise                     Life      Exercise                  Exercise
   Price Range        Shares     (Years)      Price       Shares       Price
   -----------        ------     -------      -----       ------       -----
 $  4.00-$  4.68      51,818       2.63     $  4.18       51,818     $  4.18
 $  5.00-$  8.00     220,232       5.21        7.66      209,232        7.65
 $  9.00-$ 10.25     234,000       6.69        9.72      192,250        9.71
 $ 11.90-$ 17.62     126,500       8.98       14.66       16,750       15.24
                     -------       ----       -----       ------       -----
  Total              632,550       6.30     $  9.53      470,050     $  8.38
                     =======       ====     =======      =======     =======


      Restricted Stock
      The Company awarded 12,500 shares and 5,000 shares of restricted stock under the Performance-Based Incentive Plan in December 1999 and April 2000, respectively. The weighted average price of restricted stock vested during 2001 was $9.00. Compensation expense is recorded on restricted stock over the related vesting period. Compensation expense is measured based on the fair value of shares issued at the date of grant. All restricted stock grants were fully vested at December 31, 2001 and, consequently, no restricted stock expense was recorded during the years ended December 31, 2003 and 2002.



17.   EARNINGS PER COMMON SHARE
      The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except per share data):

                                                                                     2003                2002                2001
                                                                                     ----                ----                ----
Numerator:
     Net income available to common shareholders .......................          $    6,577          $    5,384          $    2,941
                                                                                  ==========          ==========          ==========
Denominator:
     Denominator for basic earnings per common share
        Weighted-average shares ........................................           6,199,416           6,104,050           6,094,670
     Effect of dilutive securities:
        Common stock options ...........................................             199,514             111,725              93,807
                                                                                  ----------          ----------          ----------
     Dilutive potential common shares ..................................             199,514             111,725              93,807
                                                                                  ----------          ----------          ----------
Denominator for diluted earnings per common share
     Adjusted weighted-average shares ..................................           6,398,930           6,215,775           6,188,477
                                                                                  ==========          ==========          ==========
Basic Earnings Per Common Share ........................................          $     1.06          $     0.88          $     0.48
                                                                                  ==========          ==========          ==========
Diluted Earnings Per Common Share ......................................          $     1.03          $     0.87          $     0.48
                                                                                  ==========          ==========          ==========

      For the year ended December 31, 2002, shares that could potentially be issued under options and potentially dilute basic earnings per common share in the future that were not included in the computation of dilutive earnings per common share because to do so would have been anti-dilutive totaled 13,278. There were no anti-dilutive shares for the years ended December 31, 2003 and 2001.

18.   EMPLOYEE BENEFITS
      Profit-Sharing Plan
      The Company sponsors a 401(k) profit-sharing plan in which substantially all full-time and part-time employees are eligible to participate. This plan allows eligible employees to defer a portion of their salaries on a pretax basis. The Company matches these deferrals on a pro rata basis as defined in the plan. Contributions and administrative expenses related to the plan and paid by the plan sponsor totaled approximately $321,000, $304,000 and $274,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Health and Welfare Plan
      The Company also provides health care, dental care, disability and life insurance benefits to all full-time employees. Total cost related to these benefits for 2003, 2002 and 2001 were approximately $713,000, $708,000 and $653,000, respectively. Beginning in April 2001, full-time employees who elected health care and/or dental care coverage contributed a portion of the monthly premium cost.

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

      Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. If such minimum amounts and ratios are met, the Bank is considered "adequately capitalized." If a bank exceeds the requirements of "adequately capitalized" and meets even more stringent minimum standards, it is considered to be "well capitalized." As of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject.

The following table summarizes the actual and required capital levels and ratios for the Company and the Bank at December 31, 2003 and 2002.

                                                                                   Adequately                  Well
                                                            Actual                 Capitalized             Capitalized
                                                            Amount         Ratio      Amount        Ratio     Amount          Ratio
                                                            ------         -----      ------        -----     ------          -----
As of December 31, 2003:
   Total capital (to risk-weighted assets):
     Consolidated ..................................       $59,023          8.9%     $52,833         8.0%     $66,042         10.0%
     Bank ..........................................        69,798         10.6%      52,763         8.0%      65,953         10.0%
   Tier I capital (to risk-weighted assets):
     Consolidated ..................................        51,694          7.8%      26,417         4.0%      39,625          6.0%
     Bank ..........................................        62,469          9.5%      26,381         4.0%      39,572          6.0%
   Tier I capital (to average assets):
     Consolidated ..................................        51,694          6.4%      32,461         4.0%      40,576          5.0%
     Bank ..........................................        62,469          7.7%      32,437         4.0%      40,546          5.0%

As of December 31, 2002:
   Total capital (to risk-weighted assets):
     Consolidated ..................................       $51,331          8.5%     $48,141         8.0%     $60,177         10.0%
     Bank ..........................................        61,286         10.2%      48,070         8.0%      60,088         10.0%
   Tier I capital (to risk-weighted assets):
     Consolidated ..................................        44,757          7.4%      24,071         4.0%      36,106          6.0%
     Bank ..........................................        54,712          9.1%      24,035         4.0%      36,053          6.0%
   Tier I capital (to average assets):
     Consolidated ..................................        44,757          6.3%      28,362         4.0%      35,453          5.0%
     Bank ..........................................        54,712          7.7%      28,336         4.0%      35,420          5.0%

20.   COMMITMENTS AND CONTINGENCIES
      Financial Instruments With Off-Balance Sheet Risk
      The financial statements do not reflect various commitments and contingent liabilities, or off-balance sheet risks that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and to honor standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risks in excess of amounts reflected in the balance sheets. The extent of the Bank's involvement in these commitments or contingent liabilities is expressed by the contractual, or notional, amounts of the instruments.

      The Company's maximum exposure to credit loss under standby letters of credit and commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in establishing commitments and issuing letters of credit as it does for on-balance sheet instruments.

      Commitments to extend credit are agreements to lend to a customer so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit amount to approximately $194,000,000 and $147,000,000 at December 31, 2003 and 2002, respectively.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. The Company had approximately $8,303,000 and $8,889,000 of standby letters of credit outstanding at December 31, 2003 and 2002, respectively. The Company does not anticipate any material losses as a result of participating in standby letters of credit or commitments to extend credit.

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

      Federal Reserve Requirement
      The Federal Reserve Board requires that certain banks maintain reserves, based on their average deposits, in the form of vault cash and average deposit balances at a Federal Reserve Bank. The Bank's reserve requirement as of December 31, 2003 and 2002 was approximately $250,000.

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

      Other Equity Securities
      Other equity securities include stock of the Federal Home Loan Bank, the Federal Reserve Bank and Independent Bankers Bank. The carrying value of these equity securities approximates fair value.

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


      Interest Rate Swap
      The interest rate swap is recorded at fair value of ($508,000) at December 31, 2003. Fair value is based on a dealer quote at December 31, 2003, for an interest rate swap with similar terms.


      Notes Payable
      The interest rates on the Company's notes payable reprice on a frequent basis (every three months) and, accordingly, the fair value of these instruments is assumed to equal their carrying value at December 31, 2003.


      Commitments to Extend Credit and Standby Letters of Credit
      The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered to approximate carrying amounts at December 31, 2003 and 2002 and are based upon fees charged to enter into similar arrangements as of these dates.

The Company's financial instruments are presented as follows at December 31, 2003 and 2002 (in thousands):

                                                                              2003                               2002
                                                                   ---------------------------         ---------------------------
                                                                    Carrying        Estimated          Carrying         Estimated
                                                                     Amount         Fair Value          Amount          Fair Value
                                                                   ---------        ----------         --------         ----------
Financial assets:
   Cash and cash equivalents ...............................       $ 18,067          $ 18,067          $ 33,601          $ 33,601
   Other equity securities .................................          3,119             3,119             2,997             2,997
   Investment securities available for sale ................         55,712            55,712            46,685            46,685
   Investment securities held to maturity ..................         29,536            29,416                 -                 -
   Net loans ...............................................        681,750           691,553           605,785           625,551
Financial liabilities:
   Non-maturity deposits ...................................        389,535           389,535           316,349           316,349
   Time deposits ...........................................        334,151           336,428           332,287           334,839
   Interest rate swap ......................................            508               508               691               691
   Notes payable ...........................................         11,500            11,500            11,000            11,000

      While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such financial instruments at December 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 are not necessarily indicative of fair values at future dates.

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

23.   CONDENSED FINANCIAL DATA (PARENT COMPANY ONLY)

                        Statements of Financial Condition


                                     Assets

                                                                                                                December 31,
                                                                                                         2003                  2002
                                                                                                       -------               -------
                                                                                                           (dollars in thousands)
Cash and cash equivalents ..................................................                           $   571               $   415
Investment in CNB National Bank ............................................                            67,398                61,226
Other assets ...............................................................                               968                   972
                                                                                                       -------               -------
   Total assets ............................................................                           $68,937               $62,613
                                                                                                       =======               =======




                      Liabilities and Shareholders' Equity

LIABILITIES
Other borrowings .......................................................                               $11,500               $11,000
Other liabilities ......................................................                                 1,050                   692
                                                                                                      --------              --------
   Total liabilities ...................................................                                12,550                11,692
                                                                                                      --------              --------

SHAREHOLDERS' EQUITY
Common stock ............................................................................                   63                    61
Additional paid-in capital ..............................................................               32,288                30,840
Retained earnings .......................................................................               24,688                19,912
Accumulated other comprehensive (loss) income, net of taxes .............................                 (652)                  108
                                                                                                      --------              --------
   Total shareholders' equity ...........................................................               56,387                50,921
                                                                                                      --------              --------
     Total liabilities and shareholders' equity .........................................             $ 68,937              $ 62,613
                                                                                                      ========              ========


                              Statements of Income

                                                                                               For the Year Ended December 31,
                                                                                          2003              2002              2001
                                                                                        -------           -------           --------
                                                                                                    (dollars in thousands)
Dividend income ..............................................................          $     -           $     -           $   824
Interest income ..............................................................                7                34                25
Interest expense .............................................................             (687)             (655)             (265)
                                                                                        -------           -------           -------
Net interest and dividend income .............................................             (680)             (621)              584
Noninterest income ...........................................................                -                 2                 6
Noninterest expense ..........................................................              (75)             (101)             (154)
Realized gains on available for sale securities ..............................                -                 -               125
                                                                                        -------           -------           -------
Income (loss) before income taxes and equity
   in undistributed net income of subsidiary .................................             (755)             (720)              561
Income tax benefit ...........................................................              285               269                98
                                                                                        -------           -------           -------
Income (loss) before equity in undistributed net income of ...................             (470)             (451)              659
subsidiary
Equity in undistributed net income of subsidiary .............................            7,047             5,835             2,282
                                                                                        -------           -------           -------
Net income ...................................................................          $ 6,577           $ 5,384           $ 2,941
                                                                                        =======           =======           =======

                            Statements of Cash Flows

                                                                                               For the Year Ended December 31,
                                                                                             2003            2002             2001
                                                                                           --------        --------        --------
                                                                                                     (dollars in thousands)
Cash flows from operating activities:
   Net income ......................................................................       $  6,577        $  5,384        $  2,941
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Undistributed earnings of subsidiary .......................................         (7,047)         (5,835)         (2,282)
        Depreciation ...............................................................              -               -              87
        Non-cash compensation ......................................................              -               -              20
        Realized gains on available for sale securities ............................              -               -            (125)
   Changes in assets and liabilities:
        Other assets ...............................................................            (65)           (378)           (110)
        Other liabilities ..........................................................            414             162             (25)
                                                                                           --------        --------        --------
          Net cash (used in) provided by operating activities ......................           (121)           (667)            506
                                                                                           --------        --------        --------
Cash flows from investing activities:
   Cash paid related to investment in subsidiary ...................................              -          (1,607)         (7,000)
   Proceeds from sale of available for sale securities .............................              -               -             173
                                                                                           --------        --------        --------
          Net cash used in investing activities ....................................              -          (1,607)         (6,827)
                                                                                           --------        --------        --------
Cash flows from financing activities:
   Proceeds from other borrowings ..................................................            500           1,000          10,000
   Cash dividends ..................................................................         (1,426)         (1,221)         (1,219)
   Proceeds from exercise of stock options .........................................          1,203             246             166
   Payment to repurchase common stock ..............................................              -            (100)           (234)
                                                                                           --------        --------        --------
          Net cash provided by (used in) financing activities ......................            277             (75)          8,713
                                                                                           --------        --------        --------
Net increase (decrease) in cash and cash equivalents ...............................            156          (2,349)          2,392
Cash and cash equivalents, beginning of year .......................................            415           2,764             372
                                                                                           --------        --------        --------
Cash and cash equivalents, end of year .............................................       $    571        $    415        $  2,764
                                                                                           ========        ========        ========

      During 2001, the Parent Company transferred its Deerwood and Gainesville buildings, land and related equipment having a combined value of $8.7 million to the Bank as a capital contribution.


24.   SUBSEQUENT EVENT
      On January 21, 2004, the Company announced that it entered into a definitive agreement to be acquired by The South Financial Group, Inc. in an all-stock transaction. Under terms of the agreement, the Company's shareholders will receive 0.84 shares of The South Financial Group, Inc. common stock for each CNB Florida Bancshares, Inc. share. In addition, outstanding options to purchase the Company's stock will be converted into options to acquire The South Financial Group, Inc.'s common stock at the
      0.84 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company's subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.'s Florida banking subsidiary, Mercantile Bank.

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


     None of the reportable events described under Item 302 (a) (1) (v) of Regulation S-K occurred within the Company's two most recent fiscal years ended December 31, 2001 and the subsequent interim period through March 31, 2002.


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


                        ITEM 9a. CONTROLS AND PROCEDURES


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


Changes in Internal Control


     There have been no changes in internal controls or in other factors that could significantly affect these controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE
                                   REGISTRANT


Name                  Age      Positions Held and Principal Occupations
----                  ---      ----------------------------------------
                               During the Past Five Years
                               --------------------------

Thomas R. Andrews     58       Mr. Andrews was elected to our board of directors
                               in  1994  and  serves  on  the   Nominating   and
                               Corporate  Governance,   Audit  and  Compensation
                               Committees of our board. Mr. Andrews also serves on the board of directors of the Bank. He is the owner of Belco Enterprises, a commercial real estate company.




AudreyS.Bullard       61       Ms. Bullard was elected to our board of directors
                               in  1987  and  serves  on  the   Nominating   and
                               Corporate Governance,  Compensation and Executive
                               Committees of our board.  Ms. Bullard also serves
                               on  the  board  of   directors  of  the  Bank.  A
                               practicing   certified  public  accountant,   Ms.
                               Bullard is an  officer  and part owner of Bullard
                               Development  Co.  and A&R of Lake City,  Inc.  as
                               well as several partnerships and land development
                               firms.  Ms.  Bullard  has been active in numerous
                               civic and service  organizations,  including  the
                               Chamber of Commerce, the Lake Shore Hospital, the
                               Advent  Christian  Advisory  Board,  the Columbia
                               County   Public  School   Foundation,   the  Lake
                               City/Columbia  County  Beautification  Board, the
                               North Florida  Advisory  Council and the Board of
                               Santa Fe Health Care, Inc.


Millard K. Joyner     54       Mr.  Joyner was elected to the board of directors
                               of the Company and the Bank in February 2004. Mr.
                               Joyner,  a graduate of the University of Florida,
                               founded  Joyner  Construction  in  1975.  He is a
                               state  certified  general  contractor and holds a
                               bachelor  degree in  building  construction.  Mr.
                               Joyner is the Vice  President  and a board member
                               of the  Gainesville  Country  Club.  He is also a
                               member of the Rotary Club of Greater  Gainesville
                               and a member  of the  Presidents  Council  at the
                               University of Florida.  He is the past  president
                               and  a  current   director   of  the  Gator  Golf
                               Boosters. Mr. Joyner has been a past member on the board of directors of the Gainesville Chamber of Commerce and the Gainesville Home Builders
                               Association. He has served as past president of the Gainesville Golf and Country Club as well as a past member of the Board of Governors Heritage
                               Club.

Raymon Land, Sr.      64       Mr. Land was elected to our board of directors in
                               1998 and  serves on  the Audit  Committee  of our
                               board.  Mr.  Land  also  serves  on the  board of
                               directors  of the Bank.  Mr. Land is the owner of
                               Raymon  J.  Land,   a   watermelon   and  produce
                               brokerage and shipping business.  Mr. Land is the
                               owner of a  commercial  cow and  calf  production
                               operation and raises  registered  quarter horses.
                               Mr.  Land is  President  of Land  Truck  Brokers,
                               Inc., a  transportation  company for produce.  He
                               served  as   President   of  both  the   National
                               Watermelon  Association,  Inc.  and  the  Florida
                               Watermelon Association, Inc. and presently is on the Executive Committee of both Associations. He serves as Chairman of the Board to Sunstate
                               Produce,  Inc. and Sunstate Truck  Brokers,  Inc.
                               with offices in Plant City, Florida. Mr. Land is also a licensed real estate salesman with Land
                               Brokerage Realtor.

Jon W. Pritchett      42       Mr.   Pritchett  was  elected  to  the  Board  of
                               Directors of the Company in 2001 and serves on the Nominating and Corporate Governance, Audit,
                               Compensation and Executive Committees of the Company's Board of Directors as well as on the Bank's Board of Directors. Mr. Pritchett serves as President and Chief Executive Officer of
                               Nextran  Corporation  and  President of Pritchett
                               Trucking,  Inc. He is a board  member of the Mack
                               Truck  National  Dealer  Council  and the Florida
                               Trucking Association. Mr. Pritchett also served as a board member on the Gator Boosters from 1997 through 2001. Mr. Pritchett is the son of Mr. M.
                               Pritchett.

Marvin H. Pritchett   70       Mr.   Pritchett  was  elected  to  our  board  of
                               directors in 1988 and serves on the Executive and
                               Compensation  Committees  of our board as well as
                               on the Bank's board of directors.  Mr.  Pritchett
                               serves as Chief  Executive  Officer of  Pritchett
                               Trucking,  Inc., President of Pritchett,  Inc., a
                               timber  firm and  President  of G. P.  Materials,
                               Inc.,   which  sells  aggregate   material.   Mr.
                               Pritchett   is  also  the   Chairman  of  Nextran
                               Corporation, with heavy duty truck dealerships in
                               Jacksonville,  Orlando,  Auburndale,  Tampa, Lake
                               City, Miami, Riveria Beach, Pompano, Kennasaw and
                               Atlanta.  Nextran  Truck  Centers  represent  the
                               following  truck   manufacturers:   Mack,  Volvo,
                               Isuzu, Mitsubishi and GMC. Mr. Pritchett is the father of Mr. J. Pritchett.


Halcyon E. Skinner    57       Mr. Skinner was elected to our board of directors
                               in  2000  and   serves  on  the   Executive   and
                               Compensation Committees of our board. Mr. Skinner
                               also  serves  on the  board of  directors  of the
                               Bank. Mr. Skinner is the Managing  Partner of the
                               Jacksonville  law offices of McGuireWoods LLP and
                               has been a partner in that law firm for more than
                               five  years.  He  also  serves  on the  Board  of
                               Directors  and  the  Finance   Committee  of  the
                               Jacksonville Symphony Orchestra.

K.C. Trowell          65       Mr. Trowell is our  Chairman and Chief  Executive
                               Officer  ("CEO") and holds the same  positions at
                               the  Bank.   He  was  elected  to  our  board  of
                               directors  in 1987 and serves as  Chairman of the
                               Executive  Committee of our board.  He has served
                               as the Chairman and CEO of the Company  since its
                               inception  in  1987  and of the  Bank  since  its
                               inception  in 1986.  Mr.  Trowell is a Lake City,
                               Florida native and has been actively  involved in
                               commercial  banking  management  in North Florida
                               for over 30 years.  He has also  held  management
                               positions with  NationsBank of Lake City (and its
                               predecessors), American Bank of Jacksonville, and
                               Barnett Banks, Inc. in Jacksonville. He is former
                               Chairman  of the  Board of  Trustees  of  Florida
                               Bankers Insurance Trust. He is a past director of
                               Community  Bankers of Florida,  past  director of
                               the Columbia County  Committee of 100, a founding
                               director  of  North  Central   Florida   Areawide
                               Development Company, and a former board member and chairman of both Lake City Medical Center and Columbia County Industrial Development Authority.


G. Thomas Frankland   57       Mr.  Frankland  has served as the  President  and
                               Chief  Operating  Officer of the  Company and the
                               Bank since February 2004.  Prior to February 2004
                               Mr. Frankland held the position of Executive Vice
                               President  and  Chief  Financial  Officer  of the
                               Company.  Mr.  Frankland served as Vice President
                               and   Chief    Financial    Officer   of   AirNet
                               Communications Corporation in Melbourne, Florida,
                               from March  1998  until he joined the  Company in
                               November  1998.  From May 1994 until August 1996,
                               Mr.   Frankland   was  Vice  Chairman  and  Chief
                               Financial Officer of Ideon Group, Inc. ("Ideon").
                               Following  the   acquisition   of  Ideon  by  CUC
                               International,  Inc. ("CUC"), in August 1996, Mr.
                               Frankland continued in a consulting capacity with
                               CUC through December 1997. Prior to May 1994, Mr.
                               Frankland  was a partner  with  Price  Waterhouse
                               LLP.  During his 24 years  with Price  Waterhouse
                               LLP,  including  the  seven  years he  served  as
                               managing partner of the Jacksonville  office,  he
                               specialized  primarily in the financial  services
                               industry.   He  currently  serves  on  the  Audit
                               Committee of the Board of Directors of the University of Florida Foundation, the Warrington
                               College of Business Advisory Council,  the Fisher
                               School of Accounting  Steering  Committee and the
                               Board of  Directors  of the  North  Florida  Land
                               Trust.


Roy D. Jones          35       Mr. Jones  has served  as  Senior Vice  President
                               and Chief Financial  Officer of the Company since
                               February  2004.  Mr.  Jones  served as the Senior
                               Vice  President of Corporate  Development  of the
                               Bank from May 2001 to  February  2004.  From 1997
                               until 2001, Mr. Jones was a Senior Vice President
                               for Bank of America in Charlotte, North Carolina,
                               where he served in various capacities,  including
                               Corporate  Treasury and Accounting  Policy.  From
                               1996  through  1997,  Mr.  Jones  served  as  the
                               Financial Reporting Manager for HomeSide Lending,
                               Inc.  Prior to 1996, Mr. Jones was an auditor for
                               Price  Waterhouse LLP in Jacksonville  and Miami,
                               Florida,  where he  specialized  in the financial
                               services  industry.  Mr. Jones has recently  been
                               involved  with  fund  raising   efforts  for  the
                               Leukemia and Lymphoma Society of North Florida and the North Florida Chapter of the National
                               Multiple Sclerosis Society.

Martha S. Tucker      53       Ms. Tucker  has served  as Senior  Vice President
                               and  Controller of the Company and the Bank since
                               July 1997. From 1991 through 1997, Ms. Tucker was
                               Vice President and Cashier of the Bank. From 1988
                               through 1991, Ms. Tucker was Cashier for Citizens
                               Bank of Live Oak,  which  merged into the Bank in
                               November  1992.  From  1986 to 1988,  Ms.  Tucker
                               served  as  Assistant  Cashier  for the  Bank and
                               prior  to 1986  held  management  positions  with
                               NationsBank  of Live Oak (and its  predecessors).
                               Ms.  Tucker is a life-long  resident of Live Oak,
                               Florida   and  has  over  36  years  of   banking
                               experience.


Robert E. Cameron     59       Mr.  Cameron  serves  as  the  Southern  Division
                               President  of the  Bank.  Prior  to  joining  the
                               Company in April 1998,  Mr.  Cameron was a Senior
                               Vice  President of Barnett Bank of Alachua County
                               from 1988 until 1998. He also was a member of the
                               Board  of   Directors   of   United   Gainesville
                               Community Development Board. He has worked in the
                               banking  industry  for 36 years.  Mr.  Cameron is
                               active  with  the  Gainesville  Area  Chamber  of
                               Commerce and the  Gainesville  Board of Realtors.
                               Currently   he  is  a  member  of  the  Board  of
                               Directors of the Gainesville Builders Association and Child Care Resources.


John D. Kennedy       47       Mr. Kennedy has served as the TriCounty  Division
                               President  of the Bank since  August  1998.  From
                               1996 through 1998,  Mr. Kennedy was the President
                               of the Bank's Macclenny branch. From October 1973
                               until August 1996 he was with The  Citizens  Bank
                               of  Macclenny,   where  he  served  as  President
                               beginning in January 1987.  Mr. Kennedy serves on
                               the Lake City Community  College  Endowment Trust
                               Board.  He is a member of the Board of  Directors
                               of Baker County Council on Aging and Baker County
                               Tip-Off  Club.  He is also  Chairman of the Baker
                               County Education  Foundation and President of the
                               Girls  Softball  League  of  Baker  County.   Mr.
                               Kennedy has over 30 years of banking experience.


David H. Sheffield    40       Mr. Sheffield serves as the First Coast  Division
                               President  overseeing banking activities in Duval
                               and St. Johns counties.  Mr. Sheffield joined CNB
                               National Bank in 1999. He has 18 years of banking
                               experience in the Jacksonville market,  primarily
                               in the commercial  lending  functional  area. Mr.
                               Sheffield began his career with Florida  National
                               Bank  in  1986  and  has  held   positions   with
                               Enterprise  National  Bank  of  Jacksonville  and
                               Compass  Bank in various  lending and  management
                               capacities.   Mr.  Sheffield  is  a  graduate  of
                               Clemson  University  with  a  B.S.  in  Financial
                               Management.  He is  also a  graduate  of the  ABA
                               Commercial   Lending   Graduate   School  at  the
                               University of Oklahoma and the Graduate School of
                               Banking  at  Louisiana  State  University.  He is
                               actively   involved  in  various   community  and
                               industry organizations and is active as an elder at his church.

Suzanne M. Norris     40       Ms. Norris currently serves as Division President
                               for  Suwannee  Valley  as well as  Senior  Credit
                               Administrator,  a role she  assumed in 1997.  Ms.
                               Norris came to the Bank in September 1996 and has
                               18  years  of  banking  experience,   working  in
                               various  management  and lending  positions  with
                               NationsBank  in St.  Petersburg,  Tampa  and Lake
                               City,   including  acting  as  commercial  market
                               manager/senior banking executive for Lake City and Gainesville from June 1995 to September 1996.
                               Ms. Norris, a graduate of the University of Florida, has been active in the community, having served as the President of the Lake City/Columbia
                               County Chamber of Commerce. She currently serves on the Board of Trustees for Lake City Community
                               College,  the Board of  Directors  for the United
                               Way of  Suwannee  Valley  and  Epiphany  Catholic
                               School and is a member of Altrusa.


Audit Committee Financial Expert

     The Board of Directors does not consider any of the Audit Committee members to be a "financial expert" as that term is defined in SEC regulations. The Company was in the process of seeking an audit committee member that fit this definition, however this effort was suspended in connection with the Company's decision to enter into a definitive agreement to be acquired by The South Financial Group, Inc. In the event the acquisition of the Company by The South Financial Group, Inc. unexpectedly fails to close, the Company will resume its efforts to appoint a "financial expert" to the Audit Committee. The Company considers its existing Audit Committee members to have sufficient ability to evaluate and analyze the Company's financial statements and to understand internal controls and procedures for financial reporting.

     Members of the Audit Committee include Messrs. Andrews (Chairman), Land and
J. Pritchett, none of whom is an officer or employee of the Company. During 2003 the Audit Committee held 4 meetings. The Audit Committee is responsible for the matters set forth in its written charter as adopted by the Board. Such responsibilities include selection and oversight of the Company's independent pubic accountants and review of audit plans, audit reports and financial statements.

Code of Ethics

     The Company has adopted a code of ethical conduct that applies to its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Controller and other persons having similar knowledge of, and influence over, the financial activities of the Company. A copy of this code of ethical conduct may be obtained, without charge, by writing to Roy D. Jones, Senior Vice President and Chief Financial Officer, CNB Florida Bancshares, Inc., 9715 Gate Parkway North, Jacksonville, Florida 32246.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our executive officers and directors, and any persons owning more than 10 percent of a class of our stock, to file certain reports on ownership and changes in ownership with the SEC. During 2003, our executive officers and directors filed with the SEC on a timely basis all required reports relating to transactions involving our equity securities beneficially owned by them, except that Mr. Andrews, Ms. Bullard, Mr. Frankland, Mr. M. Pritchett and Mr. Skinner made one late filing and Mr. Land, Mr. J. Pritchett and Mr. Trowell made two late filings.

                         ITEM 11. EXECUTIVE COMPENSATION


     Members of the Compensation Committee of the Board of Directors include Ms. Bullard and Messrs. Andrews and M. Pritchett. During 2003 this committee held 3 meetings. The Compensation Committee is principally responsible for (1) establishing and recommending to the board of directors the compensation of our CEO, COO and CFO; (2) establishing and recommending to the board of directors the compensation plan of our other senior management; (3) periodically reviewing all salary administration and employee benefits; and (4) developing and recommending to our board of directors stock incentive compensation for officers and employees.


     Summary Compensation Table. The following table sets forth for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid or accrued, as well as certain other compensation paid or accrued for those years to our CEO and the additional most highly compensated executive officers for services rendered to the Company and the Bank during the periods indicated.

                         Summary Compensation Table (1)
--------------------------------------------------------------------------------------------------------------
                                              Annual Compensation     Long Term Compensation
--------------------------------------------------------------------------------------------------------------
                                                                               Awards
--------------------------------------------------------------------------------------------------------------
   Name and                                                          Restricted     Securities      All other
   Principal                                                           stock        Underlying    Compensation
   Position                  Year         Salary           Bonus      award(s)     Options/SARs     ($) (2)
                                           ($)              ($)          ($)           (#)
--------------------------------------------------------------------------------------------------------------
K. C. Trowell,               2003         299,250         149,625         -          21,000           7,864
Chairman and Chief           2002         285,000         142,500         -               -           6,888
Executive Officer            2001         270,000         108,000         -               -           6,216
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
G. Thomas Frankland,         2003         220,500         110,250         -          15,000           7,864
President and Chief          2002         210,000         105,000         -               -           6,888
Operating Officer            2001         200,000          81,250         -               -           6,216
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Roy D. Jones,                2003         141,625          25,000         -           3,000           6,544
Senior Vice President        2002         137,500          25,000         -           5,000           6,044
and Chief Financial          2001         110,000          10,000         -           5,000           2,942
Officer
--------------------------------------------------------------------------------------------------------------

(1) Columns relating, respectively, to "other annual compensation" and "LTIP payouts" have been deleted because no compensation required to be reported in such columns was awarded to, earned by, or paid to the named executives during the periods covered by such columns. Non-cash perquisites are not disclosed in this table because the aggregate value does not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) The amounts shown in this column for 2003 consist of payments for term life insurance premiums (Mr. Trowell - $ 864; Mr. Frankland - $ 864; and Mr. Jones -$544 and our matching contributions to the 401(k) plan for 2003 (Mr. Trowell - $ 7,000; Mr. Frankland - $7,000; and Mr. Jones $6,000).

                      Option/SAR Grants in Last Fiscal Year

Stock Options. The following table sets forth the individual grants made during the last fiscal year to the named executive officers.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Potential realizable value at assumed
                                                                                    annual rates of stock price appreciation
                         Individual grants                                                      for option term
------------------------------------------------------------------------------------------------------------------------------------
       (a)                        (b)                  (c)               (d)            (e)             (f)                   (g)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Percent of
                               Number of               total
                               securities          options/SARs
                               underlying           granted to        Excise of
                               options/SAR         employees in       base price     Expiration          5%                    10%
     Name                      s granted (#)       fiscal year          ($/Sh)          date            ($)                    ($)
------------------------------------------------------------------------------------------------------------------------------------
K. C. Trowell,
Chairman and Chief                21,000              23%               $15.17       06/01/2013       $200,340              $507,780
Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
G. Thomas Frankland,
President and Chief               15,000              16%               $15.17       06/01/2013       $143,100              $362,700
Operating Officer
------------------------------------------------------------------------------------------------------------------------------------
Roy D. Jones,
Senior Vice President              3,000               3%               $15.17       06/01/2013       $ 28,620              $ 72,540
and Chief Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

Aggregated Option/SAR Exercises and Fiscal Year-End Options. The following table sets forth information concerning the exercise of stock options during the last completed fiscal year by the named executive officers and the fiscal year-end value of unexercised options.

                     Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Number of
                                                                            Securities                         Value of
                                                                            Underlying                      Unexercised in-
                                       Shares         Value                 Unexercised                       the-money
                                     acquired on     Realized             options/SARs at                    options/SARs at
     Name                             exercise    (Market-Strike)         fiscal year end                 fiscal year end (2)
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Exercisable   Unexercisable      Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
K.C. Trowell                            6,922        $128,472         202,140        15,750          $3,214,770         $  123,322
------------------------------------------------------------------------------------------------------------------------------------
G. Thomas Frankland                         -               -          63,750        11,250          $  909,363         $   88,088
------------------------------------------------------------------------------------------------------------------------------------
Roy D. Jones                                -               -           7,000         6,000          $   89,123         $   67,368
------------------------------------------------------------------------------------------------------------------------------------

(1) All information in this table relates to options. We have not granted any SARs.
(2) As of December 31, 2003, the market value of our common stock was $23.00 per share.

              Long-Term Incentive Plans--Awards In Last Fiscal Year


Long-Term Incentive Plans. There were no long-term incentive plan awards granted to the executive officers listed in the above table in the last fiscal year.

EMPLOYMENT AGREEMENTS

     Mr. Trowell's Employment Agreement. On December 10, 1998, we entered into an employment agreement with K.C. Trowell (the "Trowell Agreement") which provides that Mr. Trowell will serve as our Chairman and CEO. The Trowell Agreement has a rolling three-year term, provided Mr. Trowell's employment term ends on the first day of the month following his 70th birthday. The Trowell Agreement originally provided for a minimum annual base salary of $250,000. The annual base salary is currently $299,250. The Trowell Agreement also provides for participation in the Incentive Plan, and participation in our various savings, retirement and welfare benefit plans. Mr. Trowell also is eligible to receive an annual bonus targeted at 50% of his annual base salary. We also agreed to provide Mr. Trowell with a company car. The Trowell Agreement contains a noncompetition provision. In the event we terminate Mr. Trowell's employment for a reason other than for cause, death or disability, or if Mr. Trowell terminates his employment for good reason (as defined in the Trowell Agreement), then we must pay Mr. Trowell a lump sum equal to (i) the amount of any earned but unpaid salary and bonus, deferred compensation and vacation pay, plus (ii) an amount equal to 50% of the sum of Mr. Trowell's annual base salary and highest annual bonus from the date of termination until the end of the employment period. If we terminate Mr. Trowell's employment without cause, or if Mr. Trowell terminates his employment for good reason within two years of a change of control of the Company, then we will pay Mr. Trowell 100% of the amount referred to in (ii) above. In addition, all options to acquire shares of common stock and all restricted stock previously granted to Mr. Trowell immediately become vested and non-forfeitable upon a change in control.


     Mr. Frankland's Employment Agreement. On November 30, 1998, we entered into an employment agreement with G. Thomas Frankland (the "Frankland Agreement") which provides that Mr. Frankland will serve as our Executive Vice President and Chief Financial Officer (in February 2004 Mr. Frankland was named President and Chief Operating Officer of the Company). The Frankland Agreement originally provided for an annual base salary of $185,000. The annual base salary is currently $220,500. The Frankland Agreement also provides for participation in the Incentive Plan, and participation in our various incentive, savings, retirement and welfare benefit plans. Mr. Frankland also received a signing bonus of $35,000 and is eligible to receive an annual bonus targeted at 50% of his annual base salary subject to meeting goals and objectives determined by the board. We also agreed to grant Mr. Frankland options to purchase 40,000 shares of common stock at a price of $8.00 per share, 20,000 of which vested on the first anniversary of the Frankland Agreement and 10,000 of which vested in each of the next two succeeding anniversary dates. We also agreed to grant Mr. Frankland 5,000 shares of restricted stock, 2,500 of which vested and became nonforfeitable on the first anniversary of the Frankland Agreement and 2,500 of which vested and became nonforfeitable on the second anniversary of the Frankland Agreement. In all other terms, the Frankland Agreement is substantially similar to the Trowell Agreement.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                       Name                                      Amount and Nature of           Percent of Shares of
                       ----                                    Beneficial Ownership (1)       Common Stock Outstanding (10)
                                                               ------------------------       -----------------------------
Thomas R. Andrews ..........................................           213,500 (2)                      3.16%
Banc Funds Company LLC .....................................           378,605                          5.61% (11)
Audrey S. Bullard ..........................................           235,427 (3)                      3.49%
G. Thomas Frankland ........................................           149,750 (4)                      2.22%
Roy D. Jones ...............................................             8,250 (5)                         *
Millard K. Joyner ..........................................               200                             *
Raymon Land, Sr ............................................           125,574 (2)                      1.86%
Jon W. Pritchett ...........................................           220,974 (6)                      3.27%
Marvin H. Pritchett ........................................         1,094,491 (7)                     16.21% (12)
Halcyon E. Skinner .........................................             6,000 (8)                         *
K.C. Trowell ...............................................           409,322 (9)                      6.06% (13)
Directors and Executive Officers
as a Group (9 persons) (10) ................................         2,463,488                         36.48%

---------------------
(1) Pursuant to the rules of the SEC, the determinations of "beneficial ownership" of common stock are based upon Rule 13d-3 under the Exchange Act, which provides that shares will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of shares or where a person has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined. Shares of common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. All amounts are determined as of February 28, 2004.

(2)  Includes currently exercisable options to purchase 4,500 shares.

(3) Includes 9,614 shares owned by Ms. Bullard's husband, 2,000 shares transferred to a revocable trust for benefit of her daughter and currently exercisable options to purchase 4,500 shares.

(4) Includes 63,750 shares underlying options that are exercisable within 60 days of February 28, 2004.

(5)  Includes currently exercisable options to purchase 8,250 shares.

(6) Includes 25,000 shares owned by Mr. Pritchett's wife, 12,270 shares owned by Mr. Pritchett's daughters and currently exercisable options to purchase 2,500 shares.

(7) Includes 107,126 shares owned by New River Developers, 113,702 shares owned by Pritchett Trucking, Inc., 87,692 shares owned by Mid-Florida Hauling, Inc., 50,938 shares owned by Bulldog Trucking, 40,148 shares owned by Mr. Pritchett's wife and 55,000 shares owned by Pritchett, Inc. Mr. Pritchett shares voting and investment power with respect to all such shares. Also includes currently exercisable options to purchase 4,500 shares.

(8)  Includes currently exercisable options to purchase 2,000 shares.

(9) Includes 50,000 shares owned by Mr. Trowell's former spouse with respect to which he shares voting and investment power. Also includes 202,140 shares underlying options that are exercisable within 60 days of February 28, 2004.

(10) Based on a total of 6,256,662 shares of common stock outstanding as of February 28, 2004, plus shares of common stock which may be acquired by the beneficial owner, or group of beneficial owners, within 60 days of February 28, 2004 by exercise of 495,925 options.

(11) Banc Funds Company LLC is a beneficial shareholder of over 5%. Stock ownership is through three partnerships which own the following shares:
     Banc Fund IV L.P. - 77,220 shares, Banc Fund V L.P. - 154,874 shares and Banc Fund VI L.P. - 146,511 shares. The address of the principal business office is 208 S. LaSalle Street, Chicago, Illinois 60604.

(12) Mr. Pritchett is a shareholder with beneficial ownership of over 5%. His address is Post Office Box 311, Lake Butler, Florida 32054.

(13) Mr. Trowell is a beneficial shareholder with ownership of over 5%. His address is 9715 Gate Parkway North, Jacksonville, Florida 32246.

*    Represents less than 1% of the outstanding shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

     The following table presents the Company's Equity Compensation Plans. In April 1998, shareholders approved the terms of the Performance-Based Incentive Plan ("the Plan") allowing a maximum of 540,000 shares to be granted. In May 2001, shareholders approved a proposal to amend the number of shares that may be granted under the Plan to 800,000 shares. In addition to options granted under the Plan, there were also options outstanding under a previous, Board-only approved long-term incentive plan. This long-term incentive plan allowed for periodic stock option grants based on the Company's financial performance. There are no further grants being made under this plan.

------------------------------------------------------------------------------------------------------------------------------------
                                 Number of shares to be              Weighted average                Number of
                                 issued upon exercise of             exercise price of          securities remaining
                                   outstanding options,             outstanding options,        available for future
                                   warrants and rights              warrants and rights               issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                537,500                          $ 10.29                      90,025
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders              95,050                            5.29                            -
                                         -------                          ------                       ------
------------------------------------------------------------------------------------------------------------------------------------
Total                                    632,550                          $ 9.53                       90,025
                                         =======                          ======                       ======
------------------------------------------------------------------------------------------------------------------------------------

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During the last two fiscal years, the Bank loaned funds to certain of our executive officers and directors in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers, and which did not involve more than the normal risk of collectability or present other unfavorable features.

     Mr. Skinner is a partner in the law firm of McGuireWoods LLP, which provides legal services to the Company.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees paid to PricewaterhouseCoopers LLP for professional services rendered for the Company are listed below for the years ended December 31, 2003 and 2002.

                                                     2003                  2002
                                                   --------             --------
Audit ................................             $115,000             $115,000
Audit-Related ........................                    -                    -
Tax ..................................               20,600               20,000
All Other ............................                    -                    -
                                                   --------             --------
   Total .............................             $135,600             $135,000
                                                   ========             ========

     The Audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company. The "Tax" fees for the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, primarily including the preparation of tax returns.


 Audit Committee Administration of the Engagement


     The Company's Audit Committee is directly responsible for the appointment, compensation, retention and oversight of auditors who provide audit services to the Company. Proposals for such services are presented to the Audit Committee for approval. Such proposals are provided directly to the Chairman of the Audit Committee by the firm proposing the services. Proposals are discussed by the Audit Committee, at which point a decision to accept or reject the proposal is made.

                                     PART IV


                    ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.
---------

     3(i)      Articles of  Incorporation  (Incorporated by reference to Exhibit
               3.3 to the  Company's  Registration  Statement No.  33-71082,  as
               amended, on Form S-4 filed February 8, 1994).
     3(ii)     By-laws   (Incorporated  by  reference  to  Exhibit  3.4  to  the
               Company's  Registration  Statement No. 33-71082,  as amended,  on
               Form S-4 filed February 8, 1994).
     10(i)     Bennett Brown Employment Agreement  (Incorporated by reference to
               Exhibit 10 of the  Company's  June 30,  1999 10-Q filed on August
               16, 1999).
     10(ii)    K. C. Trowell Employment Agreement  (Incorporated by reference to
               Exhibit 10 (i) to the Company's  Pre-Effective Amendment No. 1 to
               its  Registration  Statement  on Form S-2 filed as of January 26,
               1999).
     10(iii)   G.  Thomas  Frankland  Employment   Agreement   (Incorporated  by
               reference  to  Exhibit  10  (ii) to the  Company's  Pre-Effective
               Amendment No. 1 to its  Registration  Statement on Form S-2 filed as of January 26, 1999).
     10(iv)    1998 Performance-Based  Incentive Plan (Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8
               filed December 7, 1998).
     16        Letter from Arthur Andersen LLP regarding  Change in Registrant's
               Certifying Accountants (Incorporated by reference to Exhibit 16.1 to the  Company's  Current  Report  on Form 8-K  filed on May 24,
               2002).
     21        Subsidiaries of the Registrant.
     23        Consent  of  PricewaterhouseCoopers  LLP,  independent  certified public accountants.
     31(a)     Chief Executive Officer certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31(b)     Chief Financial Officer certification  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32(a)     Chief Executive Officer certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32(b)     Chief Financial Officer certification  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report on Form 8-K:
-------------------

     On October 23, 2003, the Company filed a Form 8-K to report its 2003 third quarter earnings.

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


                                           CNB Florida Bancshares, Inc.
                                           ----------------------------
                                           (Registrant)

                                           By:   /s/ Roy D. Jones
                                                 ----------------
                                                     Roy D. Jones
                                                     Senior Vice President
                                                     and Chief Financial Officer



                                           Date: March 10, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                      Title                               Date


/s/ Thomas R. Andrews             Director                        March 10, 2004
 Thomas R. Andrews


/s/ Audrey S. Bullard             Director                        March 10, 2004
 Audrey S. Bullard


/s/ Millard K. Joyner             Director                        March 10, 2004
 Millard K. Joyner


/s/ Raymon J. Land                Director                        March 10, 2004
 Raymon J. Land


/s/ Jon W. Pritchett              Director                        March 10, 2004
 Jon W. Pritchett


/s/ Marvin H. Pritchett           Director                        March 10, 2004
 Marvin H. Pritchett


/s/ Halcyon E. Skinner            Director                        March 10, 2004
 Halcyon E. Skinner


/s/ K. C. Trowell              Chairman, CEO & Director           March 10, 2004
 K. C. Trowell


/s/ G. Thomas Frankland        President and COO                  March 10, 2004
 G. Thomas Frankland


/s/ Roy D. Jones               Senior Vice President              March 10, 2004
 Roy D. Jones                  and Chief Financial Officer
                               (Principal Financial Officer)


/s/ Martha S. Tucker           Controller                         March 10, 2004
 Martha S. Tucker              (Principal Accounting Officer)