Form 10-Q
period 2004-03-31
CNB FLORIDA BANCSHARES INC
filed 2004-05-07
CIK 852618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No___

The number of shares of the registrant's common stock outstanding as of April 30, 2004 was 6,286,162 shares, $0.01 par value per share.

CNB FLORIDA BANCSHARES, INC.

FINANCIAL REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Selected Financial Data	10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Overview	11
Results of Operations	11
Liquidity	15
Obligations and Commitments	17
Interest Rate Sensitivity	17
Earning Assets	20
Funding Sources	24
Capital Resources	24
Critical Accounting Policies	25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	26

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	27

Item 2. Changes in Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports	27

PART I
FINANCIAL INFORMATION

     CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
ASSETS	March 31,	December 31,
	2004	2003

Cash and cash equivalents:	(thousands)
Cash and due from banks	$18,619	$17,158
Federal funds sold	14,000	-
Interest-bearing deposits in other banks	991	909

Total cash and cash equivalents	33,610	18,067
Investment securities held to maturity (market value of $21,858 and $29,416)	21,744	29,536
Investment securities available for sale	49,816	58,831
Loans:
Commercial	119,687	120,033
Commercial real estate	379,115	365,911
Mortgages (including home equity)	161,216	157,325
Consumer	32,911	32,510
Tax free	5,491	5,971

Total loans, net of unearned income	698,420	681,750
Less:Allowance for loan losses	(7,486)	(7,329)

Net loans	690,934	674,421

Loans held for sale	216	1,063
Premises and equipment, net	24,774	25,150
Intangible assets, net	5,185	5,345
Other assets	7,055	7,522

TOTAL ASSETS	$833,334	$819,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing demand	$108,584	$94,995
Savings, NOW and money market	309,708	294,540
Time under $100,000	169,776	173,452
Time $100,000 and over	154,103	160,699

Total deposits	742,171	723,686
Securities sold under repurchase agreements and federal funds purchased	15,329	22,550
Other borrowings	11,500	11,500
Other liabilities	6,330	5,812

Total liabilities	775,330	763,548

SHAREHOLDERS’ EQUITY
Preferred stock; $.01 par value; 500,000 shares authorized,
no shares issued or outstanding	-	-
Common stock; $.01 par value; 10,000,000 shares authorized,
6,264,162 shares issued and outstanding at March 31, 2004 and
6,256,662 shares issued and outstanding at December 31, 2003	63	63
Additional paid-in capital	32,361	32,288
Retained earnings	25,991	24,688
Accumulated other comprehensive loss, net of taxes	(411)	(652)

Total shareholders’ equity	58,004	56,387

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$833,334	$819,935

See accompanying notes to unaudited consolidated financial statements.

CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

	(thousands)
Interest Income
Interest and fees on loans	$10,408	$10,075
Interest on investment securities available for sale	533	461
Interest on investment securities held to maturity	356	-
Interest on federal funds sold	2	38
Interest on interest-bearing deposits	6	123

Total interest income	11,305	10,697

Interest Expense
Interest on deposits	3,320	3,942
Interest on repurchases and federal funds purchased	43	27
Interest on other borrowings	188	168

Total interest expense	3,551	4,137

Net interest income	7,754	6,560

Provision for Loan Losses	475	675

Net interest income after provision for loan losses	7,279	5,885

Non-Interest Income
Service charges	890	855
Secondary market mortgage sales	97	507
Other fees and charges	209	247
Securities gains	106	13

Total non-interest income	1,302	1,622

Non-Interest Expense
Salaries and employee benefits	2,978	2,854
Occupancy and equipment expense	953	903
Other operating expense	1,904	1,712

Total non-interest expense	5,835	5,469

Income before income taxes	2,746	2,038
Provision for income taxes	1,004	737

NET INCOME	$1,742	$1,301

Earnings Per Share (Note 4):

Basic earnings per common share	$0.28	$0.21

Weighted average shares outstanding	6,258,393	6,126,940

Diluted earnings per common share	$0.27	$0.21

Diluted weighted average shares outstanding	6,497,083	6,327,413

Dividends Per Share	$0.07	$0.06

See accompanying notes to unaudited consolidated financial statements.

CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,742	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Securities gains	(106)	(13)
Depreciation and amortization	642	644
Provision for loan losses	475	675
Investment securities amortization, net	93	121
Loss on bank real estate	142	-
Changes in assets and liabilities:
Loans held for sale	847	9,057
Other assets	305	111
Other liabilities	314	219

Net cash provided by operating activities	4,454	12,115

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(4,615)	(20,637)
Proceeds from maturities of securities available for sale	4,000	4,000
Proceeds from sales of securities available for sale	8,386	-
Proceeds from called securities available for sale	-	7,000
Proceeds from called securities held to maturity	7,500	-
Proceeds from principal repayments on securities available for sale	1,668	1,926
Proceeds from principal repayments on securities held to maturity	283	-
Net increase in loans	(16,988)	(877)
Purchases of premises and equipment	(107)	(321)

Net cash provided by (used in) investing activities	127	(8,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	18,485	46,180
Net decrease in securities sold under repurchase agreements
and federal funds purchased	(7,221)	(3,892)
Cash dividends	(375)	(306)
Proceeds from exercise of stock options	73	159

Net cash provided by financing activities	10,962	42,141

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,543	45,347

CASH AND CASH EQUIVALENTS, beginning of period	18,067	33,601

CASH AND CASH EQUIVALENTS, end of period	$33,610	$78,948

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,745	$3,772

Income taxes paid	$365	$271

See accompanying notes to unaudited consolidated financial statements.

CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1. Basis of Presentation and Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q which do not require all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements. Certain amounts and captions relating to 2003 have been reclassified to conform to current year presentation.

Accounting policies followed in the presentation of interim financial results are presented in Note 2 of CNB Florida Bancshares, Inc.’s (the “Company’s”) audited consolidated financial statements included in Form 10-K for the year ended December 31, 2003, which is available on the Company’s web site at www.cnbnb.com.

Note 2. Pending Merger

On January 21, 2004, the Company announced that it had entered into a definitive agreement to be acquired by The South Financial Group, Inc. in an all-stock transaction. Under terms of the agreement, the Company’s shareholders will receive 0.84 shares of The South Financial Group, Inc. common stock for each CNB Florida Bancshares, Inc. share. In addition, outstanding options to purchase the Company’s stock will be converted into options to acquire The South Financial Group, Inc.’s common stock at the 0.84 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company’s subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.’s Florida banking subsidiary, Mercantile Bank.

Note 3. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CNB National Bank. All significant intercompany accounts and transactions have been eliminated.

Note 4. Earnings Per Share

Basic earnings per common share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options that have a dilutive effect on earnings per share. Common stock equivalents are determined using the treasury stock method for diluted shares outstanding. The difference between diluted and basic shares outstanding is common stock equivalents from stock options outstanding during the periods ended March 31, 2004 and 2003.

The following table sets forth the computation of earnings per share for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,	March 31,
	2004	2003

Numerator:
Net income available to common shareholders	$1,742	$1,301

Denominator:
Denominator for basic earnings per common share
Weighted-average shares	6,258,393	6,126,940
Effect of dilutive securities:
Common stock options	238,690	200,473

Dilutive potential common shares	238,690	200,473

Denominator for diluted earnings per common share
Adjusted weighted average shares	6,497,083	6,327,413

Basic earnings per common share	$0.28	$0.21

Diluted earnings per common share	$0.27	$0.21

Note 5. Comprehensive Income

Comprehensive income is defined as the change in equity during a period arising from non-owner transactions and events. The following table details the Company’s comprehensive income for the three months ending March 31, 2004 and 2003.

	Three Months Ended
	March 31,	March 31,
	2004	2003

Unrealized gain (loss) recognized in other comprehensive income (net):
Available for sale securities	$403	$(204)
Interest rate swap designated as cash flow hedge	(27)	(3)

Total unrealized gain (loss) before income taxes	376	(207)
Deferred income taxes	(135)	77

Net of deferred income tax	$241	$(130)

Amounts reported in net income:
Securities gains	$106	$13
Interest rate swap designated as cash flow hedge	(87)	(84)
Net amortization	93	121

Reclassification adjustment	112	50
Deferred income taxes	(40)	(19)

Reclassification adjustment, net of deferred income tax	$72	$31

Amounts reported in other comprehensive income:
Net unrealized gain (loss) arising during period, net of tax	$313	$(99)
Reclassification adjustment, net of tax	(72)	(31)

Unrealized gain (loss) arising during period, net of tax	241	(130)
Net income	1,742	1,301

Total comprehensive income	$1,983	$1,171

Note 6. Stock-Based Compensation

The Company has long-term incentive plans that provide stock-based awards, including stock options to certain key employees. The Company applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and award plans and has adopted the disclosure-only option under Statement of Financial Accounting Standards, (“SFAS”) No. 123, Accounting for Stock-Based Compensation. If the Company had adopted the accounting provisions of SFAS 123 and recognized expense for the fair value of employee stock options granted over the vesting life of the options, pro forma stock-based compensation expense (net of tax) for the three months ended March 31, 2004 and 2003 would have been $117,000 and $21,000, respectively. The following table outlines pro forma net income and earnings per share that would have been reported if the Company had adopted the fair value provisions of SFAS 123 (dollars in thousands, except per share data):

	For the Three Months Ended

	As Reported		Pro Forma

	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003

Net income	$1,742	$1,301	$1,625	$1,280
Basic earnings per common share	$0.28	$0.21	$0.26	$0.21
Diluted earnings per common share	$0.27	$0.21	$0.25	$0.20

In determining the pro forma disclosures above, the fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. Options to purchase 67,000 shares of stock with an estimated average fair value of $9.32 per option were granted during the three months ended March 31, 2004. There were no employee stock options granted during the three months ended March 31, 2003. The weighted-average grant date fair values of options granted during 2004 and all of 2003 were based on the following assumptions:

	2004	2003

Risk-free interest rate	3.12%	5.13%
Dividend yield	1.19%	1.88%
Volatility	35.00%	38.00%
Expected lives	6 years	6 years

Compensation expense under the fair value-based method is recognized over the vesting period of the related stock options and is based on the estimated number of shares expected to actually vest. Accordingly, the pro forma results of applying SFAS 123 in 2004 and 2003 may not be indicative of future amounts.

The Company entered into a definitive agreement to be acquired by The South Financial Group, Inc. on January 21, 2004. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. Upon approval of the transaction by Company shareholders, all currently unvested stock options will become exercisable. As of March 31, 2004, unrecognized pre-tax pro forma compensation expense on outstanding unvested stock options totaled $1.1 million. Assuming Company shareholders approve the transaction; unrecognized pro forma compensation expense would be included in pro forma net income and earnings per common share as noted above in the period shareholder approval for the transaction is obtained. The shareholder meeting to vote on the transaction is expected to be held in the second quarter of 2004.

Note 7. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable-Interest Entities – an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a significant impact on the Company’s consolidated financial statements.

In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This Staff Position defers the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and non-registered investment companies. The adoption of this Staff Position is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) (“FIN 46(R)”). FIN 46(R) is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the pronouncement and based on whether a company has adopted FIN 46. The adoption of FIN 46(R) on March 31, 2004 did not have a material impact on the Company’s consolidated financial statements. The Company does not have any interests in variable interest entities that are subject to the provisions of FIN 46 or FIN 46(R).

In April 2004, the FASB issued FASB Staff Position No. 129-1, Disclosure Requirements under FASB Statement No. 129, “Disclosure of Information about Capital Structure,” Relating to Contingently Convertible Securities. (“FSP 129-1”). The purpose of FSP 129-1 is to interpret how the disclosure provisions of FASB Statement No. 129 apply to contingently convertible securities and to their potentially dilutive effects on earnings per share. The guidance in this FSP is effective April 2004 and applies to all existing and newly created securities. The adoption of FSB 129-1 did not have a material impact on the Company’s consolidated financial statements.

CNB FLORIDA BANCSHARES, INC. AND SUBSIDIARY
Selected Financial Data

	Three Months Ended
	March 31,
	2004	2003
Dollars in thousands except per share information.

SUMMARY OF OPERATIONS:
Total interest income	$11,305	$10,697
Total interest expense	(3,551)	(4,137)

Net interest income	7,754	6,560
Provision for loan losses	(475)	(675)

Net interest income after provision for loan losses	7,279	5,885
Non-interest income	1,302	1,622
Non-interest expense	(5,835)	(5,469)

Income before taxes	2,746	2,038
Income taxes	(1,004)	(737)

Net income	$1,742	$1,301

PER COMMON SHARE:
Basic earnings	$0.28	$0.21
Diluted earnings	0.27	0.21
Book value	9.26	8.40
Dividends declared	0.07	0.06
Actual shares outstanding	6,264,162	6,142,450
Weighted average shares outstanding	6,258,393	6,126,940
Diluted weighted average shares outstanding	6,497,083	6,327,413

KEY RATIOS:
Return on average assets	0.85%	0.70%
Return on average shareholders’ equity	12.15	10.22
Dividend payout	25.00	23.81
Efficiency ratio	64.43	66.84
Total risk-based capital ratio	8.90	8.80
Average shareholders’ equity to average assets	6.96	6.80
Tier 1 leverage	6.47	6.07

FINANCIAL CONDITION AT PERIOD-END:
Assets	$833,334	$774,205
Loans	698,420	605,962
Deposits	742,171	694,816
Shareholders’ equity	58,004	51,576

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis reviews important factors affecting the financial condition and results of operations of CNB Florida Bancshares, Inc. for the three months ended March 31, 2004 and 2003. This financial information should be read in conjunction with the unaudited consolidated financial statements of CNB Florida Bancshares, Inc. (“the Company”) and its wholly owned subsidiary, CNB National Bank (“the Bank”), included in "Item 1. Financial Statements" above and the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2003. The Company makes its Securities and Exchange Commission filings available on its website at www.cnbnb.com. The analysis contains forward-looking statements with respect to financial and business matters, which are subject to risks and uncertainties that may change over a period of time. These risks and uncertainties include but are not limited to changes in the interest rate environment that may reduce margins, general economic or business conditions in the Company’s markets that lead to a deterioration in credit quality or reduced loan demand, legislative or regulatory changes and competitors of the Company that may have greater financial resources and develop products or services that enable such competitors to compete more successfully than the Company. Other factors that may cause actual results to differ from the forward-looking statements include customer acceptance of new products and services, changes in customer spending and saving habits and the Company’s success in managing costs associated with expansion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results could be significantly different from the forward-looking statements contained herein. The Company has no foreign operations; accordingly, there are no assets or liabilities attributable to foreign operations.

PENDING ACQUISITION

     On January 21, 2004, the Company announced that it had entered into a definitive agreement to be acquired by The South Financial Group, Inc. in an all-stock transaction. Under terms of the agreement, the Company’s shareholders will receive 0.84 shares of The South Financial Group, Inc. common stock for each CNB Florida Bancshares, Inc. share. In addition, outstanding options to purchase the Company’s stock will be converted into options to acquire The South Financial Group, Inc.’s common stock at the 0.84 exchange ratio. The transaction is expected to close in July 2004 and is subject to regulatory and Company shareholder approval. The Company’s subsidiary, CNB National Bank, will merge into The South Financial Group, Inc.’s Florida banking subsidiary, Mercantile Bank.

RESULTS OF OPERATIONS

     The Company’s earnings for the three month period ended March 31, 2004 were $1.7 million, or $0.27 per diluted share, compared to $1.3 million, or $0.21 per diluted share, in the first quarter of 2003. These results reflect an increase in net interest income and a decline in provision for loan losses. The increase in net interest income resulted from earning asset growth and favorable changes in the Company’s funding mix. The lower provision for loan losses reflects an improvement in the level of net charge-offs and a decline in nonperforming assets. Results for the quarter also include a reduction in noninterest income and a higher level of noninterest expense. Noninterest income and noninterest expense for the 2004 first quarter include securities gains of $106,000 and a loss on bank real estate of $142,000, respectively. Securities gains were $13,000 in the first quarter of 2003. Total assets increased to $833.3 million at March 31, 2004 compared to $819.9 million at December 31, 2003, and $774.2 million at March 31, 2003. Total outstanding loans and deposits rose 15% and 7% to $698.4 million and $742.2 million, respectively, at March 31, 2004 from $606.0 million and $694.8 million, respectively, at March 31, 2003.

Net Interest Income

     Net interest income is the single largest source of revenue for the Bank and consists of interest and net loan fee income generated by earning assets, less interest expense paid on interest bearing liabilities. The Company’s primary objective is to manage its assets and liabilities to provide the largest possible amount of income while balancing interest rate, credit quality, liquidity and capital risks. Net interest income for the first quarter of 2004 was $7.8 million, compared to $6.6 million for the three month period ended March 31,2003 an increase of 18%. Loan and investment securities growth, coupled with a favorable change in funding mix, were the primary contributors to the increase. Interest income increased 6% while interest expense decreased 14% for the 2004 first quarter over comparable 2003 amounts. The decreased interest expense reflects a decline in funding costs on the Company’s interest bearing deposit portfolio. Net interest yield was 4.00% in the first quarter 2004 compared to 3.91% in the fourth quarter 2003 and 3.79% in the first quarter 2003.

     Total average earning assets increased $76.2 million, or 11% to $778.9 million in the first quarter 2004, compared to $702.7 million in the first quarter 2003. The increase was primarily due to growth in the average balance of loans and investment securities to $689.7 million and $86.1 million for the three months ended March 31,2004 from $604.0 million and $47.8 million for the same period in 2003, respectively. The increase was partially offset by decreases in federal funds sold and interest bearing deposits. Increases in NOW and money market deposits, were the main contributors to the $48.2 million, or 8% growth in average interest bearing liabilities. The increase was partially offset by a decrease in time deposits of $17.0 million, or 5%.

     The Company believes that its efforts to reduce the impact of margin compression from the current low interest rate environment have been successful. While the Company continues to maintain an asset sensitive position with respect to asset and liability management, it is anticipated that market interest rates will remain at current low levels well into 2004. Maintaining this profile will allow the Company to take advantage of a rising rate environment. Table 1 provides the Company's average volume of interest earning assets and interest bearing liabilities for the three months ended March 31, 2004 and 2003, respectively.

Table 1: Year to Date Average Balances - Yields and Rates

	Three Months Ended			Three Months Ended
	March 31, 2004			March 31, 2003

		Interest			Interest
	Average	Income or	Average	Average	Income or	Average
	Balance	Expense	Rate	Balance	Expense	Rate

			(dollars in thousands)
ASSETS:
Federal funds sold	$915	$2	0.88%	$13,024	$38	1.18%
Investment securities
available for sale	57,352	533	3.74	47,805	461	3.91
Investment securities
held to maturity	28,791	356	4.97	-	-	-
Loans (1)	689,701	10,408	6.07	604,042	10,075	6.76
Interest bearing deposits	2,118	6	1.14	37,820	123	1.32

TOTAL EARNING ASSETS	778,877	11,305	5.84	702,691	10,697	6.17
All other assets	49,246			56,445

TOTAL ASSETS	$828,123			$759,136

LIABILITIES AND
SHAREHOLDERS' EQUITY:
NOW and money markets	$273,438	967	1.42	$222,862	943	1.72
Savings	25,524	22	0.35	23,244	29	0.51
Time deposits	329,868	2,331	2.84	346,895	2,970	3.47
Repurchases and federal
funds purchased	18,590	43	0.93	11,638	27	0.94
Short term borrowings	6,379	25	1.58	1,000	7	2.84
Other borrowings (2)	10,000	163	6.56	10,000	161	6.53

TOTAL INTEREST BEARING
LIABILITIES	663,799	3,551	2.15	615,639	4,137	2.73
Demand deposits	101,708			85,721
Other liabilities	4,963			6,126
Shareholders' equity	57,653			51,650

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$828,123			$759,136

INTEREST SPREAD (3)			3.69%			3.44%

NET INTEREST INCOME		$7,754			$6,560

NET INTEREST MARGIN (4)			4.00%			3.79%

(1)	Interest income on average loans includes loan fee recognition of $112,000 and $137,000 in 2004 and 2003, respectively.
(2)	Interest expense and average rate amounts include the impact of the Company’s $10 million pay-fixed interest rate swap that is accounted for as a cash flow hedge of other borrowings.
(3)	Represents the average rate earned minus average rate paid.
(4)	Represents net interest income divided by total earning assets, annualized.

Table 1a: Analysis of Year to Date Changes in Interest Income and Expense

	NET CHANGE MARCH 31,			NET CHANGE MARCH 31,
	2003-2004 ATTRIBUTABLE TO:			2002-2003 ATTRIBUTABLE TO:

			Net			Net
	Volume (1)	Rate (2)	Change	Volume (1)	Rate (2)	Change

			(thousands)
INTEREST INCOME:
Federal funds sold	$(36)	$-	$(36)	$41	$(16)	$25
Investment securities available for sale	93	(21)	72	103	(78)	25
Investment securities held to maturity	356	-	356	(41)	-	(41)
Loans	1,441	(1,108)	333	1,480	(657)	823
Interest bearing deposits	(117)	-	(117)	170	(49)	121

Total	1,737	(1,129)	608	1,753	(800)	953

INTEREST EXPENSE:
NOW and money markets	216	(192)	24	226	(46)	180
Savings	3	(10)	(7)	4	(14)	(10)
Time deposits	(147)	(492)	(639)	835	(728)	107
Repurchases and federal funds
purchased	16	-	16	(10)	(24)	(34)
Short term borrowings	21	(3)	18	7	-	7
Other borrowings	-	2	2	-	-	-

Total	109	(695)	(586)	1,062	(812)	250

Net interest income	$1,628	$(434)	$1,194	$691	$12	$703

(1)	The volume variance reflects the change in the average balance outstanding multiplied by the actual average rate during the prior period.
(2)	The rate variance reflects the change in the actual average rate multiplied by the average balance outstanding during the prior period. Changes which are not solely due to volume changes or solely due to rate changes have been attributed to rate changes.

Non-Interest Income

     Non-interest income decreased 20% to $1.3 million for the 2004 first quarter from $1.6 million for the comparable 2003 quarter. The decrease was primarily attributed to a $410,000 decline in secondary market mortgage income due to reductions in loan production staff resulting from organizational changes within the mortgage function and a general increase in mortgage rates which resulted in reduced loan production. The decrease was partially offset by a $93,000 increase in securities gains and an increase in deposit service charges of $35,000. Other fee income, which includes credit card fees, credit life insurance income, safe deposit box fees, discount brokerage fees and other miscellaneous fees, decreased $38,000 for the three month period ended March 31, 2004 compared to the corresponding 2003 period.

     Non-interest income, annualized, as a percentage of average assets was 0.63% for the three months ended March 31, 2004, compared to 0.87% for the comparable period in 2003.

Non-Interest Expense

     Non-interest expense increased 7% to $5.8 million in the 2004 first quarter compared to $5.5 million for the 2003 first quarter. The increase is attributable to an increase in personnel, occupancy and equipment, and other expense. As a percentage of average assets, annualized non-interest expense decreased to 2.8% from 2.9% in the first quarter 2004 and 2003, respectively. Salaries and employee benefits increased $124,000 or 4% to $3.0 million for the first three months of 2004, compared to $2.9 million for the same period in 2003. As a percentage of average assets annualized, salaries and employee benefits decreased to 1.45% from 1.52%, for the first quarter of 2004 and 2003, respectively. Average full-time equivalent employees increased by one to 260 during the first quarter of 2004 as compared to the same period in 2003.

     Occupancy expense (including premises, furniture, fixtures and equipment) increased $50,000, or 6% during the three months ended March 31, 2004 compared to the same period in 2003. The increase is primarily attributable to operating expenses associated with the Company’s Magnolia Parke and Glen St. Mary Offices, both of which opened in the second half of 2003.

Other operating expenses increased $192,000, or 11%, in the first quarter of 2004 compared to the same period in 2003. Other expense in the first quarter 2004 includes a $142,000 loss on the Company’s closed branch office in Alachua, Florida, which is under contract to be sold in the second quarter of 2004. The following table details the areas of significance in other operating expenses.

Table 2: Other Operating Expenses

	Three Months Ended
	March 31,
	2004	2003

	(thousands)
Data processing	$416	$356
Communications	169	189
Legal and professional	214	199
Postage and delivery	182	175
Amortization of intangible assets	160	182
Advertising and promotion	94	125
Supplies	95	94
Regulatory fees	73	66
Loan expenses	58	77
Administrative	25	35
Other general operating	28	34
Education expense	34	30
Insurance and bonding	19	29
Directors fees	71	23
Dues and subscriptions	22	27
Other	244	71

Total other operating expenses	$1,904	$1,712

Income Taxes

     The Company's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying such rate to interim pre-tax income. The Company's estimated annual effective tax rate for 2004 is approximately 36.6%.

LIQUIDITY

     Liquidity is defined as the ability of the Company to meet anticipated demands for funds under credit commitments and deposit withdrawals at a reasonable cost on a timely basis. Management measures the Company’s liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold and investment securities available for sale) totaled $79.1 million and represented 11% of average total deposits during the first three months of 2004, compared to $118.6 million and 17% for 2003. Average loans were 94% and 89% of average deposits for the three-month periods ended March 31, 2004 and 2003, respectively.

     In addition to core deposit growth, sources of funds available to meet liquidity demands include cash received through ordinary business activities such as the collection of interest and fees, federal funds sold, loan and investment maturities and lines for the purchase of federal funds by the Bank from its principal correspondent banks. The Bank is also a member of the Federal Home Loan Bank and has access to short-term and long-term funds. In addition, the Company entered into a line of credit with one of its correspondent banks in April 2001. The agreement was amended in October 2001 to reflect the following structures: (1) a $3 million revolving line of credit maturing on June 30, 2004 with interest floating quarterly at 3-month Libor plus 145 basis points; and (2) a $10 million term loan maturing October 3, 2006 with interest floating quarterly at 3-month Libor plus 170 basis points. Semi-annual principal payments of approximately $714,000 begin in April 2004. The Company also entered into a $10 million pay-fixed interest rate swap with the same bank. The fixed rate under the interest rate swap is 6.45% and the variable rate is based on 3-month Libor plus 170 basis points. The swap matures October 3, 2006 and has been designated as a cash flow hedge of the variable interest payments on the $10 million term loan noted in (2) above. The fair value of the interest rate swap at March 31, 2004 was approximately ($535,000). There was $1.5 million outstanding on the $3 million line of credit on March 31, 2004 (an additional $750,000 was drawn on the line during April 2004). The term loan, line of credit and interest rate swap are all collateralized by 100% of the common stock of the Bank.

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
  Maintenance of tier 1 and total risk based capital ratios that meet the benchmarks for consideration as a “well-capitalized” institution (currently 6% and 10%, respectively). Also, maintenance of a leverage capital ratio of at least 6%.

In addition, the Company is subject to the following restrictions:

  No additional debt is permitted without consent of the lender.
  No increases in dividends paid by the Company to its common shareholders are permitted without consent of the lender.

Failure to maintain any of these covenants would place the Company in default of the line of credit agreement. In such a case, absent any waivers obtained from the lender, all amounts payable could be accelerated and become due immediately. As of March 31, 2004, the Company was in compliance with all covenants.

The level of commitments to fund additional borrowings and standby letters of credit also impacts the Company’s liquidity position. These commitments, when drawn, are generally funded through deposit inflows, loan and investment maturities, interest receipts and, to the extent necessary, short term purchases of federal funds. The Company’s borrowing capacity with the FHLB is also available to fulfill commitments to lend. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if any, is based on management's credit evaluation in the same manner as though an immediate credit extension were to be granted. Commitments to extend credit and standby letters of credit amount to approximately $203,910,000 and $8,383,000, respectively, at March 31, 2004 and expire as outlined in the table below (in thousands):

	Unfunded	Standby
	Commitments	Letters of Credit

One year or less	$38,138	$7,246
Two years	54,309	872
Three years	34,200	265
Four years	13,061	-
Five years	19,870	-
Over five years	44,332	-

	$203,910	$8,383

OBLIGATIONS AND COMMITMENTS

The following table presents the Company’s contractual obligations at March 31, 2004:

	Payments due by period
	(in thousands)

	Less than	1-3	3-5	More than
	1 year	years	years	5 years	Total

Long-Term Debt Obligation	$1,428	$8,572	$-	$-	$10,000
Line of Credit Obligation	1,500	-	-	-	1,500
Operating Lease Obligations	367	611	464	442	1,884
Purchase Obligations	1,137	1,471	-	-	2,608

Total:	$4,432	$10,654	$464	$442	$15,992

     Long-term debt and line of credit obligations relate to the Company’s borrowing arrangement with another financial institution as more fully described in Liquidity above. Operating lease obligations represent contractual commitments to make payments under leases for certain branch, equipment and related properties. The Company does not have any capital leases obligations. Purchase obligations are defined as contractual obligations to purchase products or services from unaffiliated parties with a specific minimum quantity defined at a fixed, minimum or variable price over time. The Company’s primary purchase obligation relates to certain core processing services provided by an unaffiliated vendor. The services provided to the Company relate to critical front and back office data processing applications. The term of the contract runs through June 30, 2006 and has pricing provisions that provide for certain minimum levels of account and transaction volumes. To date, the level of services obtained under this contract has exceeded such minimums. For the first three months of 2004, the average monthly fee paid for these services was approximately $94,000. For purposes of presenting contractual commitments in the table above, the average monthly amount was projected to be paid over the remaining term of the contract, subject to minimum pricing increases as outlined in the agreement.

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

     The Company’s gap and liquidity positions are reviewed on a regular basis by management to determine whether or not changes in policies and procedures are necessary to achieve financial goals. This analysis includes assumptions about balance sheet growth and related mix as well as pricing and maturity profile. Included in the review is an internal analysis of the possible impact on net interest income due to market changes in interest rates. Based on this internal analysis, at March 31, 2004, a gradual increase in interest rates of 200 basis points would have increased net interest income over the ensuing twelve-month period by 5.25% as compared to a projection under stable rates. A gradual decrease in interest rates of 200 basis points over this same period would have decreased net interest income by 5.34% as compared to a stable rate environment. At March 31, 2004, the Bank’s net economic value ratio was 7.15% and 10.26%, assuming a gradual increase or decrease, respectively, in interest rates of 200 basis points over a 12-month period. The net economic value ratio is the market value of equity divided by the market value of assets and measures the Bank’s capitalization, talking into account balance sheet gains and losses. The net economic value ratio, however, does not place a value on the Company’s core deposit relationships. The computations of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

     Table 3, "Rate Sensitivity Analysis", presents rate sensitive assets and liabilities, separating the assets and liabilities into fixed and variable interest rate categories. The estimated fair value of each instrument category is also shown in the table. While these fair values are based on management's judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.

Table 3: Rate Sensitivity Analysis
March 31, 2004
(dollars in thousands)

								Fair
1 Year		2 Years	3 Years	4 Years	5 Years	Beyond	TOTAL	Value

INTEREST-EARNING ASSETS:

Gross Loans
Fixed rate loans	$130,810	$57,948	$49,081	$52,053	$52,070	$143,251	$485,213	$488,702
Average interest rate	5.97%	6.38%	6.68%	6.37%	6.25%	5.77%	6.10%

Variable rate loans	49,601	30,316	30,838	9,535	12,219	80,698	213,207	217,004
Average interest rate	4.58%	4.57%	4.58%	5.82%	5.89%	6.31%	5.36%

Investment securities (1)
Fixed rate investments	4,014	-	4,377	1,125	1,019	57,109	67,644	67,621
Average interest rate	1.12%		2.09%	2.39%	4.38%	4.39%	4.01%

Variable rate investments	-	-	-	-	-	327	327	335
Average interest rate						3.54%	3.54%

Federal funds sold	14,000	-	-	-	-	-	14,000	14,000
Average interest rate	0.91%						0.91%

Other earning assets (2)	4,709	-	-	-	-	-	4,709	4,709
Average interest rate	3.64%						3.64%

Total interest-earning assets	$203,134	$88,264	$84,296	$62,713	$65,308	$281,385	$785,100	$792,371
Average interest rate	5.13%	5.76%	5.67%	6.21%	6.15%	5.64%	5.61%

INTEREST-BEARING LIABILITIES:

NOW	$69,128	$-	$-	$-	$-	$66,477	$135,605	$135,605
Average interest rate	1.51%					0.21%	0.87%

Money market	144,330	-	-	-	-	3,675	148,005	148,005
Average interest rate	2.01%					0.89%	1.98%

Savings	-	-	-	-	-	26,098	26,098	26,098
Average interest rate						0.35%	0.35%

CD's under $100,000	119,981	31,266	12,804	5,539	186	-	169,776	170,933
Average interest rate	2.32%	3.60%	3.88%	3.47%	3.56%		2.71%

CD's $100,000 and over	115,750	20,745	8,985	7,587	1,036	-	154,103	154,947
Average interest rate	2.66%	3.71%	3.74%	4.10%	4.59%		2.95%

Securities sold under
repurchase agreements and
federal funds purchased	15,329	-	-	-	-	-	15,329	15,329
Average interest rate	1.02%						1.02%

Short-term borrowings	1,500	-	-	-	-	-	1,500	1,500
Average interest rate	2.63%						2.63%

Other borrowings (3)	1,428	1,428	7,144	-	-	-	10,000	10,000
Average interest rate	3.60%	3.60%	3.60%				3.60%

Total interest-bearing liabilities	$467,446	$53,439	$28,933	$13,126	$1,222	$96,250	$660,416	$662,417
Average interest rate	2.15%	3.64%	3.77%	3.83%	4.43%	0.27%	2.11%

(1)	Securities available for sale are shown at their amortized cost, excluding market value adjustment for net unrealized losses of ($129,000).
(2)	Represents interest bearing deposits with Banks, Federal Reserve Bank Stock, Federal Home Loan Bank Stock and other marketable equity securities.
(3)	Other borrowings consists of a term loan maturing October 3, 2006 that bears interest at 3-month Libor plus 170 basis points. The variable rate is reset quarterly. The variable interest payments on the term loan are being hedged through an interest rate swap. Under the interest rate swap, the Company pays a fixed rate of interest of 6.45% (calculated on a 360 day year) and receives a floating rate of interest of 3-month Libor plus 170 basis points. Other terms of the swap mirror those of the term debt.

     Core deposits, which represent all deposits other than time deposits in excess of $100,000, were 79% of total deposits at March 31, 2004, up slightly from 78% at December 31, 2003. The Bank closely monitors its reliance on time deposits in excess of $100,000, which are generally considered less stable and less reliable than core deposits. Table 4, below, sets forth the amounts of time deposits with balances of $100,000 or more that mature within indicated periods. The Bank does not, nor has it ever, solicited brokered deposits. Essentially all of the time deposits with balances of $100,000 or more are from customers in the Bank’s primary markets.

Table 4: Maturity of Time Deposits of $100,000 or More
March 31, 2004
(dollars in thousands)

Amount

Three months or less	$33,751
Over three through six months	41,109
Over six through twelve months	40,890
Over twelve months	38,353

Total	$154,103

EARNING ASSETS

Loans

     Lending activities are the Company’s single largest source of revenue. Although management is continually evaluating alternative sources of revenue, lending is the major segment of the Company’s business and is key to profitability. For the first three months of 2004, average loans were $689.7 million and were 94% of average deposits, compared to $604.0 million and 89% for the same period in 2003. During the third quarter 2003, the Company sold its credit card portfolio to another financial institution. The Company sold accounts with an outstanding balance of $976,000 for proceeds, net of transaction costs, of $1,031,000. In addition to the sale, the Company also entered into a credit card marketing arrangement with the same financial institution. Under the marketing agreement, the Company will offer credit card products issued through the other financial institution. The cards will display the CNB National Bank logo and the Company will receive a fee for each account opened, along with a share of interchange income. The card balances will be retained by the other institution. The following table reflects the composition of the Company's loan portfolio as of March 31, 2004 compared to December 31, 2003.

Table 5: Loan Portfolio Composition

	March 31,	December 31,
	2004	2003

	(thousands)
Commercial	$119,687	$120,033
Commercial real estate	379,115	365,911
Mortgages (including home equity)	161,216	157,325
Consumer	32,911	32,510
Tax free	5,491	5,971

Total loans, net of unearned income	698,420	681,750
Less: allowance for loan losses	(7,486)	(7,329)

Net loans	$690,934	$674,421

     Loan concentrations are considered to exist where there are amounts loaned to multiple borrowers engaged in similar activities which collectively would be similarly impacted by economic or other conditions and when the total of such amounts exceeds 25% of total capital. Due to the lack of diversified industry and the relative proximity of markets served, the Company has concentrations of loans from the North Florida region as well as the types of loans funded. The Bank’s four largest concentration categories are: Land Development ($48.9 million), Professional ($31.5 million), Commercial Real Estate ($26.9 million) and Hotels and Motels ($25.7 million).

Loan Quality

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance for loan loss is an amount that management believes will be adequate to absorb inherent losses on existing loans that are probable of becoming uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The allowance for loan losses on March 31, 2004, was 1.07% of total loans, compared to 1.08% at December 31, 2003 and 1.08% at March 31, 2003. Table 6: "Allocation of Allowance for Loan Losses", set forth below, indicates the specific reserves allocated by loan type.

Table 6: Allocation of Allowance for Loan Losses

	March 31,		December 31,
	2004		2003

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(dollars in thousands)
Commercial	$2,505	17.1%	$2,737	17.6%
Commercial real estate	3,550	54.3	3,287	53.6
Mortgages (including home equity)	643	23.1	646	23.1
Consumer	788	4.7	650	4.8
Tax free	-	0.8	-	0.9
Unallocated	-	-	9	-

Total	$7,486	100.0%	$7,329	100.0%

     Non-performing assets consist of non-accrual loans, loans past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets decreased 48% from December 31, 2003 to $2.0 million at March 31, 2004. Non-performing assets as a percentage of total assets decreased to 0.24% on March 31, 2004 from 0.46% on December 31, 2003.

Table 7: Non-Performing Assets

	March 31,	December 31,
	2004	2003

	(dollars in thousands)
Non-accrual loans	$1,826	$3,292
Past due loans 90 days or
more and still accruing	39	387
Other real estate owned
and repossessions	132	133

Total non-performing assets	$1,997	$3,812

Percent of total assets	0.24%	0.46%

Table 8: Activity in Allowance for Loan Losses

	March 31,
	2004	2003

	(dollars in thousands)
Balance at beginning of year	$7,329	$6,574
Loans charged-off:
Commercial	(127)	(424)
Commercial real estate	-	(90)
Mortgage (including home equity)	(98)	(12)
Consumer	(161)	(179)
Credit card	-	(16)
Tax free	-	-

Total loans charged-off	(386)	(721)
Recoveries on loans previously charged-off:
Commercial	9	7
Commercial real estate	20	-
Mortgage (including home equity)	6	-
Consumer	33	13
Tax free	-	-

Total loan recoveries	68	20

Net loans charged-off	(318)	(701)

Provision for loan losses charged to expense	475	675

Ending balance	$7,486	$6,548

Total loans outstanding	$698,420	$605,962
Average loans outstanding	$689,701	$604,042
Allowance for loan losses to loans outstanding	1.07%	1.08%
Net charge-offs to average loans outstanding, annualized	0.19%	0.47%

Investment Portfolio

     The Company uses its securities portfolio to assist in maintaining proper interest rate sensitivity in the balance sheet, to provide securities to pledge as collateral for public funds and repurchase agreements and to provide an alternative investment for available funds. The total recorded value of securities was $71.6 million at March 31, 2004, a decrease of 19% from $88.4 million at the end of 2003. The decrease primarily resulted from the call and sale of investment securities available for sale of $15.9 million during the three months ended March 31, 2004.

     Securities are classified as either held-to-maturity or available-for-sale. At March 31, 2004 investment securities available-for-sale made up 70% of the total investment portfolio of $71.6 million. Securities in the available-for-sale portfolio are recorded at fair value on the balance sheet and unrealized gains and losses associated with these securities are recorded, net of deferred income tax, as accumulated other comprehensive income (loss). Also included in other comprehensive income (loss) are accumulated net gains (losses) on cash flow hedges. At March 31, 2004, accumulated other comprehensive income (loss), net of tax, was ($411,000), compared to ($652,000) at December 31, 2003. Of this amount, ($81,000) of unrealized losses, net of deferred income tax, were related to the securities available for sale portfolio while ($330,000) of unrealized losses, net of deferred income tax, were associated with cash flow hedges.

     At March 31, 2004, there were $256,000 of pre-tax unrealized gains and ($271,000) of pre-tax unrealized losses on the entire securities portfolio. The unrealized gains and losses in the investment securities portfolio are due to changes in market interest rates subsequent to the date the securities were purchased. Of the investment securities in an unrealized loss position at March 31, 2004, none were in an unrealized loss position for a period of more than twelve months.

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

     The following tables set forth the maturity distribution and the weighted average yields of the Company's investment portfolio.

Table 9: Maturity Distribution of Investment Securities (1)

March 31, 2004

(dollars in thousands)	Held to Maturity		Available for Sale

	Amortized	Estimated	Amortized	Estimated
	Cost	Market Value	Cost	Market Value

U.S. Treasury:
One year or less	$-	$-	$4,014	$4,015

Total U.S. Treasury	-	-	4,014	4,015

U.S. Government Agencies
and Corporations (2):
Over one through five years	-	-	5,502	5,504
Over five through ten years	7,500	7,526	10,000	10,050
Over ten years	10,000	10,041	10,000	9,834

Total U.S. Government Agencies
and Corporations	17,500	17,567	25,502	25,388

Obligations of State and Political
Subdivisions:
Over five through ten years	-	-	609	633
Over ten years	-	-	426	439

Total Obligations of State and
Political Subdivisions	-	-	1,035	1,072

Mortgage-Backed Securities (3):
Over one through five years	-	-	1,019	1,035
Over five through ten years	4,244	4,291	8,165	8,077
Over ten years	-	-	6,492	6,511

Total Mortgage-Backed Securities	4,244	4,291	15,676	15,623

Other Securities:
Over ten years (4)	-	-	3,718	3,718

Total Other Securities	-	-	3,718	3,718

Total Securities	$21,744	$21,858	$49,945	$49,816

(1)	All securities, excluding Obligations of State and Political Subdivisions, are taxable.
(2)	Includes securities that may be callable prior to their stated maturity date.
(3)	Represents investments in mortgage-backed securities which are subject to early repayment.
(4)	Represents investment in Federal Reserve Bank and Federal Home Loan Bank stock and other marketable equity securities.

Table 10:Weighted Average Yield by Range of Maturities

	March 31, 2004	December 31, 2003	March 31, 2003

One Year or Less	1.12%	1.22%	4.21%
More than One through Five Years	2.50%	2.48%	2.97%
More than Five through Ten Years	4.17%	3.98%	4.59%
More than Ten Years (1)	4.72%	4.87%	4.02%

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

FUNDING SOURCES

Deposits

     The Bank does not rely on purchased or brokered deposits as a source of funds. Instead, competing for deposits within its market area serves as the Bank's fundamental tool in providing a source of funds to be invested primarily in loans. The following table sets forth certain deposit categories for the periods ended March 31, 2004 and December 31, 2003.

Table 11: Total Deposits

	March 31,	December 31,
	2004	2003

	(thousands)
Non-interest bearing:
Demand checking	$108,584	$94,995
Interest bearing:
NOW checking	135,605	133,759
Money market checking	148,005	135,798
Savings	26,098	24,983
Certificates of deposit	323,879	334,151

Total deposits	$742,171	$723,686

CAPITAL RESOURCES

     Shareholders’ equity at March 31, 2004 was $58.0 million, as compared to $56.4 million at December 31, 2003. During the first quarter of 2004, the Board of Directors declared quarterly dividends of $0.07 per share, an increase of 17% from the fourth quarter 2003 dividend of $0.06 per share. At March 31, 2004, the Company’s common stock had a book value of $9.26 per share compared to $9.01 per share at December 31, 2003.

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

     Quantitative measures as defined by regulation and established to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. If such minimum amounts and ratios are met, the Bank is considered “adequately capitalized.” If a bank exceeds the requirements of “adequately capitalized” and meets even more stringent minimum standards, it is considered to be “well capitalized.” As of March 31, 2004, the Bank met all capital adequacy requirements to which it is subject.

     At March 31, 2004 and 2003, the Company’s Tier 1 capital, Total risk-based capital and Tier 1 leverage ratios were are as follows:

Table 12: Capital Ratios

	March 31,		Well-Capitalized	Regulatory
	2004	2003	Requirements	Minimums

Risk Based Capital Ratios:
Tier 1 Capital Ratio	7.8%	7.7%	6.0%	4.0%

Total Capital to
Risk-Weighted Assets	8.9%	8.8%	10.0%	8.0%

Tier 1 Leverage Ratio	6.5%	6.1%	5.0%	4.0%

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and requires management’s most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The Company considers the establishment and maintenance of the allowance for loan loss and the accounting for its core deposit intangible asset to be critical accounting policies.

     The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates or the mix of loan types changes, the level of the provision for loan loss, and related allowance, can and will fluctuate.

     The accounting for the Company’s core deposit intangible asset is also subject to significant estimates about future results. In connection with the acquisition of the Lake City and Live Oak branches of Republic Bank in 2001, the Company recorded a core deposit intangible of approximately $6,000,000. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 10 years. The life of this asset was based on the estimated future period of benefit to the Company of the depositor relationships acquired. To the extent that the deposit accounts acquired leave the Company faster than anticipated, the amount of the core deposit intangible that is amortized each period could increase significantly, thus shortening its useful life. Through March 31, 2004, the performance of the depositor relationships did not differ materially from expectations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In 1997 the Securities and Exchange Commission adopted amendments to Regulation S-K, Regulation S-X, and various forms to clarify and expand existing requirements for disclosures about derivatives and market risks inherent in derivatives and other financial instruments. As noted below, at March 31, 2004, the Company was a party to a single interest rate derivative contract. The Company also holds other financial instruments, which include investments, loans and deposit liabilities. The release requires quantitative and qualitative disclosures about market risk. See the section titled “Interest Rate Sensitivity” for further discussion on the Company’s management of interest rate risk.

     The Company’s sole derivative contract is a $10 million notional interest rate swap that was entered into as a hedge of interest rate risk inherent in the Company’s $10 million term loan. Under the terms of the swap, the Company will receive a variable rate of interest equal to 90-day Libor plus 170 basis points, reset quarterly. The Company will pay a fixed rate of interest equal to 6.45% for the life of the contract. All cash flows are computed based on the $10 million notional amount and are settled quarterly on a net basis. The contract matures October 3, 2006 and the notional amount will be reduced by $714,286 on a semi-annual basis beginning April 2004. The fair value of the swap at March 31, 2004, including interest accruals, was approximately ($535,000). The swap is being accounted for as a cash flow hedge of the variable interest payments under the $10 million term debt.

     Non-derivative financial instruments that have market risk are included in Table 3: “Rate Sensitivity Analysis”. These instruments are shown by maturity, separated by fixed and variable interest rates. The estimated fair value of each instrument category is also shown in the table. While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were the Company to have disposed of such instruments at March 31, 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at March 31, 2004 would not necessarily be considered to apply at subsequent dates.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's Chief Financial Officer and Chief Executive Officer. Based upon that evaluation, the Company's Chief Financial Officer and Chief Executive Officer have concluded that the Company's disclosure controls and procedures are effective at March 31, 2004 in alerting them to material information regarding the Company's financial statement and disclosure obligation in order to allow the Company to meet its reporting requirements under the Exchange Act in a timely manner.

Changes in Internal Control

     There have been no changes in internal controls or in other factors that could significantly affect these controls during the last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3(i)

Articles of Incorporation of CNB Florida Bancshares, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8, 1994).

	3(ii)	By-Laws of CNB Florida Bancshares, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement No. 33-71082, as amended, on Form S-4 filed February 8, 1994).

	31(a)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31(b) Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32(a)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32(b)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Reports on Form 8-K:

On January 22, 2004, the Company filed a Form 8-K to announce a definitive agrrement to be acquired by The South Financial Group, Inc.

On January 30, 2004, the Company filed a Form 8-K to report its 2003 fourth quarter and full year results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNB Florida Bancshares, Inc.
(Registrant)

By:	/s/ Roy D. Jones
Roy D. Jones Senior Vice President and Chief Financial Officer

Date: May 7, 2004